Form 10-Q
period 2018-09-30
Meridian Corp
filed 2018-11-14
CIK 1750735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-55983

(Exact name of registrant as specified in its charter)

Pennsylvania	32-0116054
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9 Old Lincoln Highway, Malvern, Pennsylvania 19355

(Address of principal executive offices) (Zip Code)

(484) 568‑5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2018 there were 6,406,795 outstanding shares of the issuer’s common stock, par value $1.00 per share.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(dollars in thousands, except per share data)	2018	2017
Cash and due from banks	$25,118	24,893
Federal funds sold	705	10,613
Cash and cash equivalents	25,823	35,506
Securities available-for-sale (amortized cost of $48,730 and $40,393 as of September 30, 2018 and December 31, 2017)	47,678	40,006
Securities held-to-maturity (fair value of $12,572 and $12,869 as of September 30, 2018 and December 31, 2017)	12,771	12,861
Mortgage loans held for sale (amortized cost of $33,934 and $34,673 as of September 30, 2018 and December 31, 2017)	34,044	35,024
Loans, net of fees and costs (includes $11,188 and $9,972 of loans at fair value, amortized cost of $11,308 and $9,788 as of September 30, 2018 and December 31, 2017)	806,788	694,637
Allowance for loan losses	(7,711)	(6,709)
Loans, net of the allowance for loan losses	799,077	687,928
Restricted investment in bank stock	4,581	6,814
Bank premises and equipment, net	9,947	9,741
Bank owned life insurance	11,494	11,269
Accrued interest receivable	2,913	2,536
Other real estate owned	—	437
Deferred income taxes	1,932	1,312
Goodwill and intangible assets	5,114	5,495
Other assets	4,455	7,106
Total assets	$959,829	856,035
Liabilities:
Deposits:
Noninterest bearing	$124,855	100,454
Interest-bearing	657,072	526,655
Total deposits	781,927	627,109
Short-term borrowings	43,755	99,750
Long-term debt	6,444	8,863
Subordinated debentures	9,308	13,308
Accrued interest payable	353	216
Other liabilities	11,024	5,426
Total liabilities	852,811	754,672
Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued and outstanding 6,406,795 and 6,392,287 as of September 30, 2018 and December 31, 2017	6,407	6,392
Surplus	79,852	79,501
Retained earnings	21,567	15,768
Accumulated other comprehensive loss	(808)	(298)
Total stockholders’ equity	107,018	101,363
Total liabilities and stockholders’ equity	$959,829	856,035

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans, including fees	$11,218	8,924	31,217	25,148
Securities:
Taxable	213	143	549	366
Tax-exempt	112	110	336	343
Cash and cash equivalents	30	14	75	55
Total interest income	11,573	9,191	32,177	25,912
Interest expense:
Deposits	2,485	1,207	6,171	3,079
Borrowings	710	643	1,790	1,728
Total interest expense	3,195	1,850	7,961	4,807
Net interest income	8,378	7,341	24,216	21,105
Provision for loan losses	291	665	1,258	1,445
Net interest income after provision for loan losses	8,087	6,676	22,958	19,660
Non-interest income:
Mortgage banking income	8,274	9,904	20,407	25,089
Wealth management income	930	934	2,996	1,905
Earnings on investment in life insurance	74	83	225	194
Net change in the fair value of derivative instruments	70	(503)	59	(115)
Net change in the fair value of loans held-for-sale	(300)	(115)	(241)	102
Net change in the fair value of loans held-for-investment	(103)	71	(289)	113
Gain on sale of investment securities available-for-sale	—	—	—	4
Service charges	27	22	87	62
Other	195	54	1,647	168
Total non-interest income	9,167	10,450	24,891	27,522
Non-interest expenses:
Salaries and employee benefits	8,901	10,330	26,719	29,753
Occupancy and equipment	920	992	2,870	2,818
Loan expenses	769	1,000	1,962	3,008
Professional fees	714	481	1,670	1,384
Advertising and promotion	590	597	1,802	1,537
Data processing	334	337	924	871
FDIC assessment	179	183	358	479
Other	1,346	1,092	4,084	3,207
Total non-interest expenses	13,753	15,012	40,389	43,057
Income before income taxes	3,501	2,114	7,460	4,125
Income tax expense	774	716	1,661	1,381
Net income	2,727	1,398	5,799	2,744
Dividends on preferred stock	—	(289)	—	(867)
Net income for common stockholders	$2,727	1,109	5,799	1,877

Basic earnings per common share	$0.43	0.30	0.91	0.51

Diluted earnings per common share	$0.42	0.30	0.90	0.51

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income:	$2,727	1,398	5,799	2,744

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of ($57), ($19), ($155) and $147, respectively	(166)	(31)	(510)	277
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0, $0, $0, and $1, respectively	—	—	—	(3)
Unrealized investment gains (losses), net of tax expense (benefit) of ($57), ($19), ($155) and $148, respectively	(166)	(31)	(510)	274
Total other comprehensive income	(166)	(31)	(510)	274
Total comprehensive income	$2,561	1,367	5,289	3,018

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Nine Months Ended September 30, 2018
				Accumulated
				Other
	Common		Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2017	$6,392	79,501	15,768	(298)	101,363
Comprehensive income:
Net income			5,799		5,799
Change in unrealized gains on securities available-for-sale, net of tax				(510)	(510)
Total comprehensive income					5,289
Share-based awards and exercises	15				15
Compensation expense related to stock option grants		351			351
Balance, September 30, 2018	$6,407	79,852	21,567	(808)	107,018

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2018	2017
Net income	$5,799	2,744
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities	—	4
Depreciation and amortization	1,088	1,673
Provision for credit losses	1,258	1,445
Compensation expense for stock options	351	110
Net change in fair value of loans held for sale	241	(102)
Net change in fair value of derivative instruments	(59)	115
Net change in fair value of contingent assets	177	—
Gain on sale of OREO	(57)	—
Proceeds from sale of loans	513,259	556,777
Loans originated for sale	(492,113)	(524,363)
Mortgage banking income	(20,407)	(25,089)
(Increase) decrease in accrued interest receivable	(377)	79
Increase in other assets	(110)	(202)
Earnings from investment in life insurance	(225)	(194)
Deferred income tax (benefit) expense	(465)	279
Increase in accrued interest payable	137	185
Increase in other liabilities	1,184	3,020
Net cash provided by operating activities	9,681	16,481
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	4,080	2,928
Purchases	(12,768)	(7,178)
Activity in held-to-maturity securities:
Maturities, repayments and calls	—	1,045
Proceeds from sale of OREO	494	—
Settlement of forward contracts	(21)	(845)
Acquisition of wealth management company	—	(3,225)
Decrease in restricted stock	2,233	563
Net increase in loans	(107,068)	(72,613)
Purchases of premises and equipment	(1,499)	(1,628)
Proceeds from settlment of loans	2,766	—
Purchase of bank owned life insurance	—	(5,999)
Net cash used in investing activities	(111,783)	(86,952)
Cash flows from financing activities:
Net increase in deposits	154,818	90,546
Decrease in short term borrowings	(57,795)	(28,358)
Repayment of long term debt (Acquisition note)	(619)	(206)
Principal repayment of long term debt (subordinated debt)	(4,000)	—
Share based awards and exercises	15	10
Dividends paid on preferred stock	—	(866)
Net cash provided by financing activities	92,419	61,126
Net change in cash and cash equivalents	(9,683)	(9,345)
Cash and cash equivalents at beginning of period	35,506	18,872
Cash and cash equivalents at end of period	$25,823	9,527
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,392	4,622
Income taxes	1,565	1,487
Supplemental non-cash disclosure:
Net loan assets purchased, not settled	4,490	—
Acquisition note payable	—	2,475

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)      Basis of Presentation

Meridian Corporation (the “Corporation”)  was incorporated on June 8, 2009, by and at the direction of the board of directors of Meridian Bank (the “Bank”) for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company.  On August 24, 2018, the Corporation acquired the Bank in a merger and reorganization effected under Pennsylvania law and in accordance with the terms of a Plan of Merger and Reorganization dated April 26, 2018 (the “Agreement”).  Pursuant to the Agreement, on August 24, 2018 at 5:00 p.m. each of the 6,402,385 outstanding shares of the Bank’s $1.00 par value common stock formerly held by its shareholders was converted into and exchanged for one newly issued share of the Corporation’s par value common stock, and the Bank became a subsidiary of the Corporation. Because the Bank and the Corporation were entities under common control, this exchange of shares between entities under common control resulted in the retrospective combination of the Bank and the Corporation for all periods presented as if the combination had been in effect since inception of common control.  As the Corporation had no assets, liabilities, revenues, expenses or operations prior to August 24, 2018, the historical financial statements of the Bank are the historical financial statements of the combined entity.  The Corporation is subject to supervision and examination by, and the regulations and reporting requirements of, the Board of Governors of the Federal Reserve System.

The Corporation’s unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the Securities and Exchange Commission and, for periods prior to the completion of the holding company reorganization, the Bank’s filings with the FDIC, including the Bank’s most recent annual report on Form 10-K (the “2017 Annual Report”) for the year ended December 31, 2017, and subsequently filed quarterly reports on Form 10-Q.  Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ended December 31, 2018 or for any other period.

(2)      Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income available to common stockholders	$2,727	1,109	5,799	1,877
Denominator for basic earnings per share - weighted average shares outstanding	6,402	3,686	6,395	3,686
Effect of dilutive common shares	28	27	31	26
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,430	3,713	6,426	3,712
Basic earnings per share	$0.43	0.30	0.91	0.51
Diluted earnings per share	$0.42	0.30	0.90	0.51
Antidilutive shares excluded from computation of average dilutive earnings per share	116	50	116	50

(3)      Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisition of HJ Wealth in April 2017 are detailed below:

	Balance			Balance	Amortization
	December 31,	Accumulated	Fair Value	September 30,	Period
(dollars in thousands)	2017	Amortization	Adjustment	2018	(in years)
Goodwill - Wealth	$899	—	—	899	Indefinite
Total Goodwill	899	—	—	899

Intangible assets - trade name	266	—	—	266	Indefinite
Intangible assets - customer relationships	3,930	(152)	—	3,778	20
Intangible assets - non competition agreements	223	(52)	—	171	4
Contingent asset	177		(177)	—	N/A
Total Intangible Assets	4,596	(204)	(177)	4,215
Total	$5,495	(204)	(177)	5,114

We recognized amortization expense on intangible assets of $68 thousand and $204 thousand, respectively, during the three and nine month periods ended September 30, 2018. The contingent asset was being marked to fair value on a quarterly basis for 18 months after the closing date. As of September 30, 2018 the fair value of the contingent asset was marked to a fair value of $0 as it was determined during the current quarter that it no longer had value.

The Corporation performed its annual review of goodwill and identifiable intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other” as of December 31, 2017. For the period from January 1, 2018 through September 30, 2018, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

(4)      Securities

The amortized cost and fair value of securities as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$24,625	21	(431)	24,215
U.S. government agency collateralized mortgage obligations	13,159	—	(271)	12,888
State and municipal securities	9,946	—	(341)	9,605
Investments in mutual funds and other equity securities	1,000	—	(30)	970
Total securities available-for-sale	$48,730	21	(1,073)	47,678
Securities held to maturity:
U.S. Treasuries	$1,987	—	(18)	1,969
State and municipal securities	10,784	15	(196)	10,603
Total securities held-to-maturity	$12,771	15	(214)	12,572

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$21,439	19	(190)	21,268
U.S. government agency collateralized mortgage obligations	7,875	2	(99)	7,778
State and municipal securities	10,079	14	(134)	9,959
Investments in mutual funds and other equity securities	1,000	1	—	1,001
Total securities available-for-sale	$40,393	36	(423)	40,006
Securities held to maturity:
U.S. Treasuries	$1,978	—	(8)	1,970
State and municipal securities	10,883	86	(70)	10,899
Total securities held-to-maturity	$12,861	86	(78)	12,869

At September 30, 2018, the Corporation had twenty-six U.S. government sponsored agency mortgage‑backed securities, seventeen U.S. government sponsored agency collateralized mortgage obligations, twenty-nine state and municipal securities, one mutual fund, and two  U.S. treasuries in unrealized loss positions. At December 31, 2017, the Corporation had nineteen U.S. government sponsored agency mortgage‑backed securities, eight U.S. government sponsored agency collateralized mortgage obligations, twenty-two state and municipal securities and one mutual fund in unrealized loss positions. At September 30, 2018, the temporary impairment is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other‑than‑temporarily impaired.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities
U.S. government agency mortgage-backed securities	$11,483	(128)	9,702	(303)	21,185	(431)
U.S. government agency collateralized mortgage obligations	8,627	(102)	4,261	(169)	12,888	(271)
State and municipal securities	5,019	(112)	4,587	(229)	9,606	(341)
Investments in mutual funds and other equity securities	970	(30)	—	—	970	(30)
Total securities available-for-sale	$26,099	(372)	18,550	(701)	44,649	(1,073)
Securities held-to-maturity:
U.S. Treasuries	$1,950	(18)	—	—	1,950	(18)
State and municipal securities	6,537	(98)	2,211	(98)	8,748	(196)
Total securities held-to-maturity	$8,487	(116)	2,211	(98)	10,698	(214)

	December 31, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$9,788	(28)	7,854	(162)	17,642	(190)
U.S. government agency collateralized mortgage obligations	6,732	(81)	860	(18)	7,592	(99)
State and municipal securities	6,147	(57)	2,818	(77)	8,965	(134)
Total securities available-for-sale	$22,667	(166)	11,532	(257)	34,199	(423)
Securities held-to-maturity:
U.S. Treasuries	$1,962	(8)	—	—	1,962	(8)
State and municipal securities	4,851	(70)	—	—	4,851	(70)
Total securities held-to-maturity	$6,813	(78)	—	—	6,813	(78)

The amortized cost and carrying value of securities at September 30, 2018 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2018				December 31, 2017
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Due in one year or less	$1,706	1,671	994	985	$—	—	—	—
Due after one year through five years	8,229	8,070	3,746	3,702	5,630	5,587	3,803	3,791
Due after five years through ten years	6,593	6,322	8,031	7,885	6,298	6,228	7,180	7,156
Due after ten years	32,202	31,615	—	—	28,465	28,191	1,878	1,922
Total	$48,730	47,678	12,771	12,572	$40,393	40,006	12,861	12,869

(5)      Loans Receivable

Loans and leases outstanding at September 30, 2018 and December 31, 2017 are detailed by category as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Mortgage loans held for sale	$34,044	35,024
Real estate loans:
Commercial mortgage	316,671	263,141
Home equity lines and loans	82,773	84,039
Residential mortgage	50,363	32,375
Construction	104,518	104,970
Total real estate loans	554,325	484,525

Commercial and industrial	252,960	209,996
Consumer	783	1,022
Leases, net	364	762
Total portfolio loans and leases	808,432	696,305
Total loans and leases	$842,476	731,329

Loans with predetermined rates	$249,683	202,317
Loans with adjustable or floating rates	592,793	529,012
Total loans and leases	$842,476	731,329

Net deferred loan origination (fees) costs	$(1,644)	(1,668)

Components of the net investment in leases at September 30, 2018 and December 31, 2017 are detailed as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Minimum lease payments receivable	$376	793
Unearned lease income	(12)	(31)
Total	$364	762

Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of September 30, 2018 and December 31, 2017, respectively:

					Total
		90+ days			Accruing	Nonaccrual
September 30, 2018	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$1,155	—	1,155	315,022	316,177	494	316,671	0.52%
Home equity lines and loans	216	—	216	82,472	82,688	85	82,773	0.36
Residential mortgage	—	—	—	48,212	48,212	2,151	50,363	4.27
Construction	315	—	315	104,203	104,518	—	104,518	0.30
Commercial and industrial	—	—	—	252,768	252,768	192	252,960	0.08
Consumer	—	—	—	783	783	—	783	—
Leases	123	—	123	241	364	—	364	33.79
Total	$1,809	—	1,809	803,701	805,510	2,922	808,432	0.59%

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2017	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	262,727	262,727	414	263,141	0.16%
Home equity lines and loans	142	—	142	83,760	83,902	137	84,039	0.33
Residential mortgage	734	—	734	30,557	31,291	1,084	32,375	5.62
Construction	—	—	—	104,785	104,785	185	104,970	0.18
Commercial and industrial	—	—	—	208,670	208,670	1,326	209,996	0.63
Consumer	—	—	—	1,022	1,022	—	1,022	—
Leases	87	11	98	664	762	—	762	12.86
Total	$963	11	974	692,185	693,159	3,146	696,305	0.59%

(6)      Allowance for Loan Losses (the “Allowance”)

The Allowance is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance.

The Allowance is maintained at a level considered adequate to provide for losses that are probable and estimable. Management’s periodic evaluation of the adequacy of the Allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available.

Roll-Forward of Allowance for Loan and Lease Losses by Portfolio Segment

The following tables detail the roll‑forward of the Corporation’s Allowance, by portfolio segment, for the three and nine month periods ended September 30, 2018 and 2017, respectively:

	Balance,				Balance,
(dollars in thousands)	June 30, 2018	Charge-offs	Recoveries	Provision	September 30, 2018
Commercial mortgage	$3,011	—	2	140	3,153
Home Equity lines and loans	269	—	10	37	316
Residential mortgage	166	—	—	14	180
Construction	1,438	—	—	59	1,497
Commercial and industrial	2,559	(50)	8	41	2,558
Consumer	3	—	1	—	4
Leases	3	—	—	—	3
Unallocated	—	—	—	—	—
Total	$7,449	(50)	21	291	7,711

	Balance,				Balance,
(dollars in thousands)	December 31, 2017	Charge-offs	Recoveries	Provision	September 30, 2018
Commercial mortgage	$2,434	—	6	713	3,153
Home Equity lines and loans	280	(137)	14	159	316
Residential mortgage	82	—	61	37	180
Construction	1,689	—	—	(192)	1,497
Commercial and industrial	2,214	(244)	41	547	2,558
Consumer	5	—	3	(4)	4
Leases	5	—	—	(2)	3
Unallocated	—	—	—	—	—
Total	$6,709	(381)	125	1,258	7,711

	Balance,				Balance,
(dollars in thousands)	June 30, 2017	Charge-offs	Recoveries	Provision	September 30, 2017
Commercial mortgage	$2,423	(52)	—	9	2,380
Home Equity lines and loans	228	—	52	(58)	222
Residential mortgage	79	—	—	(2)	77
Construction	1,388	—	—	93	1,481
Commercial and industrial	2,086	(528)	7	626	2,191
Consumer	2	—	1	(2)	1
Leases	8	—	—	(1)	7
Unallocated	—	—	—	—	—
Total	$6,214	(580)	60	665	6,359

	Balance,				Balance,
(dollars in thousands)	December 31, 2016	Charge-offs	Recoveries	Provision	September 30, 2017
Commercial mortgage	$2,038	(83)	16	409	2,380
Home Equity lines and loans	460	(42)	46	(242)	222
Residential mortgage	85	—	2	(10)	77
Construction	690	—	—	791	1,481
Commercial and industrial	1,973	(647)	193	672	2,191
Consumer	2	—	4	(5)	1
Leases	5	—	—	2	7
Unallocated	172	—	—	(172)	—
Total	$5,425	(772)	261	1,445	6,359

Allowance for Loan and Lease Losses Allocated by Portfolio Segment

The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2018 and December 31, 2017.

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
September 30, 2018	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,153	3,153	$1,703	314,968	316,671
Home Equity lines and loans	—	316	316	85	82,688	82,773
Residential mortgage	—	180	180	249	38,926	39,175
Construction	—	1,497	1,497	1,296	103,222	104,518
Commercial and industrial	7	2,551	2,558	3,143	249,817	252,960
Consumer	—	4	4	—	783	783
Leases	—	3	3	—	364	364
Unallocated	—	—	—	—	—	—
Total	$7	7,704	7,711	$6,476	790,768	797,244	(1)

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2017	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	2,434	2,434	$1,533	261,607	263,140
Home Equity lines and loans	—	280	280	137	83,902	84,039
Residential mortgage	—	82	82	249	22,155	22,404
Construction	—	1,689	1,689	260	104,710	104,970
Commercial and industrial	1	2,213	2,214	2,506	207,490	209,996
Consumer	—	5	5	—	1,022	1,022
Leases	—	5	5	—	762	762
Unallocated	—	—	—	—	—	—
Total	$1	6,708	6,709	$4,685	681,648	686,333	(1)

(1)	Excludes deferred fees and loans carried at fair value.

Loans and Leases by Credit Ratings

As part of the process of determining the Allowance to the different segments of the loan and lease portfolio, management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by management. The results of these reviews are reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•	Pass - Loans considered to be satisfactory with no indications of deterioration.
•

Special mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable. Loan balances classified as doubtful have been reduced by partial charge-offs and are carried at their net realizable values.

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of September 30, 2018 and December 31, 2017:

September 30, 2018		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$311,857	4,539	275	—	316,671
Home equity lines and loans	82,606	—	167	—	82,773
Construction	102,361	2,157	—	—	104,518
Commercial and industrial	234,055	16,016	2,859	30	252,960
Total	$730,879	22,712	3,301	30	756,922

December 31, 2017		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$258,337	3,917	887	—	263,141
Home equity lines and loans	83,902	—	137	—	84,039
Construction	103,118	1,852	—	—	104,970
Commercial and industrial	194,784	13,997	448	767	209,996
Total	$640,141	19,766	1,472	767	662,146

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of September 30, 2018 and December 31, 2017. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$38,926	249	39,175	$22,154	249	22,403
Consumer	783	—	783	1,022	—	1,022
Leases	364	—	364	762	—	762
Total	$40,073	249	40,322	$23,938	249	24,187

There were seven nonperforming residential mortgage loans at September 30, 2018 and four at December 31, 2017 with a combined outstanding principal balance of $1.9 million and $826 thousand, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the periods.

	At September 30, 2018				At December 31, 2017
				Average				Average
	Recorded	Principal	Related	recorded	Recorded	Principal	Related	recorded
(dollars in thousands)	investment	balance	allowance	investment	investment	balance	allowance	investment
Impaired loans with related allowance:
Commercial mortgage	$—	—	—	—	—	—	—	—
Commercial and industrial	479	479	7	476	124	491	1	173
Home equity lines and loans	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total	479	479	7	476	124	491	1	173
Impaired loans without related allowance:
Commercial mortgage	$1,703	2,136	—	1,698	1,534	2,025	—	1,537
Commercial and industrial	2,664	2,746	—	2,748	1,907	3,180	—	2,945
Home equity lines and loans	85	89	—	86	137	137	—	137
Residential mortgage	249	258	—	254	249	249	—	249
Construction	1,296	1,296	—	1,401	260	260	—	267
Total	5,997	6,525	—	6,187	4,087	5,851	—	5,135
Grand Total	$6,476	7,004	7	6,663	4,211	6,342	1	5,308

Interest income recognized on performing impaired loans amounted to $93 thousand and $63 thousand for the three months ended September 30, 2018 and 2017, respectively, and $218 thousand and $213 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Troubled Debt Restructuring

The restructuring of a loan is considered a “troubled debt restructuring” (“TDR”) if both of the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the creditor has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan, and (e) for leases, a reduced lease payment. A less common concession granted is the forgiveness of a portion of the principal.

The determination of whether a borrower is experiencing financial difficulties takes into account not only the current financial condition of the borrower, but also the potential financial condition of the borrower were a concession not granted. The determination of whether a concession has been granted is subjective in nature. For example, simply extending the term of a loan at its original interest rate or even at a higher interest rate could be interpreted as a concession unless the borrower could readily obtain similar credit terms from a different lender.

The balance of TDRs at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
TDRs included in nonperforming loans and leases	$554	741
TDRs in compliance with modified terms	3,463	1,900
Total TDRs	$4,017	2,641

The following tables present information regarding loan and lease modifications granted during the three and nine months ended September 30, 2018 that were categorized as TDRs:

	For the Three Months Ended September 30, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance
Real Estate:
Land and Construction	1	$796	$796	$—
Total	1	$796	$796	$—

	For the Nine Months Ended September 30, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance
Real Estate:
Land and Construction	2	$2,410	$2,410	$—
Commercial and industrial	1	120	120	—
Total	3	$2,530	$2,530	$—

No loan and lease modifications granted during the three and nine months ended September 30, 2018 subsequently defaulted during the same time period.

The following table presents information regarding loan and lease modifications granted during the nine months ended September 30, 2017 that were categorized as TDRs:

	For the Nine Months Ended September 30, 2017
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance
Real Estate:
Commercial and industrial	1	$165	$165	$—
Total	1	$165	$165	$—

No loan and lease modifications granted during the nine months ended September 30, 2017 subsequently defaulted during the same time period. There were no loan and lease modifications made for the three months ended September 30, 2017.

The following tables present information regarding the types of loan and lease modifications made for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2018		September 30, 2017
		Interest Rate		Interest Rate
	Loan Term	Change and Loan	Loan Term	Change and Loan
	Extension	Term Extension	Extension	Term Extension
Land and Construction	1	—	—	—
Total	1	—	—	—

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2018		September 30, 2017
		Interest Rate		Interest Rate
	Loan Term	Change and Loan	Loan Term	Change and Loan
	Extension	Term Extension	Extension	Term Extension
Land and Construction	2	—	—	—
Commercial and industrial	—	1	—	1
Total	2	1	—	1

(7)      Short-Term Borrowings and Long‑Term Debt

The Corporation’s short‑term borrowings generally consist of federal funds purchased and short‑term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks: one of $24,000,000 and one of $15,000,000. The Corporation had Federal funds purchased of $0 and $0 at September 30, 2018 and December 31, 2017, respectively. The Corporation also has a facility with the Federal Reserve discount window of $10,667,121. This facility is secured by investment securities and loans. There were no borrowings under this facility at September 30, 2018 or at December 31, 2017

Short‑term borrowings as of September 30, 2018 consisted of short‑term advances from the FHLB in the amount of $40,755,700 with interest at 2.10%,  $1,800,000 with an original term of 4 years with interest at 1.70% and $1,200,000 with an original term of 2 years and interest at 0.97%.

Short‑term borrowings as of December 31, 2017 consisted of short-term advances from the FHLB in the amount of $93,750,000 with interest at 1.54%,  $2,500,000 with an original term of 5 years and interest at 1.92%,  $1,200,000 with an original term of 2 years and interest at 0.97%,  $1,000,000 with an original term of 4 years and interest at 1.68% and $1,300,000 with an original term of 4 years and interest at 1.55%.

Long‑term debt at September 30, 2018 and December 31, 2017 consisted of the following fixed rate notes with the FHLB and the acquisition purchase note issued in connection with HJ Wealth:

			Balance as of
	Maturity	Interest	September 30,	December 31,
(dollars in thousands)	date	rate	2018	2017
Mid-term Repo-fixed	06/26/19	1.70%	—	1,800
Mid-term Repo-fixed	08/10/20	2.76%	5,000	5,000
Acquisition Purchase Note	04/01/20	3.00%	1,444	2,063
			$6,444	8,863

The FHLB has also issued $88,100,000 of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire by December 31, 2018. The Corporation has a maximum borrowing capacity with the FHLB of $432,816,917 as of September 30, 2018 and $380,159,142 as of December 31, 2017. All advances and letters of credit from the FHLB are secured by qualifying assets of the Corporation.

(8)      Fair Value Measurements and Disclosures

The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation techniques or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

In accordance with this guidance, the Corporation groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$24,215	—	24,215	—
U.S. government agency collateralized mortgage obligations	12,888	—	12,888	—
State and municipal securities	9,605	—	9,605	—
Investments in mutual funds and other equity securities	970	—	970	—
Mortgage loans held-for-sale	34,044	—	34,044	—
Mortgage loans held-for-investment	11,188	—	11,188	—
Interest rate lock commitments	200	—	—	200
Total	$93,110	—	92,910	200

	December 31, 2017
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$21,268	—	21,268	—
U.S. government agency collateralized mortgage obligations	7,778	—	7,778	—
State and municipal securities	9,959	—	9,959	—
Investments in mutual funds and other equity securities	1,001	—	1,001	—
Mortgage loans held-for-sale	35,024	—	35,024	—
Mortgage loans held-for-investment	9,972	—	9,972	—
Interest rate lock commitments	310	—	—	310
Total	$85,312	—	85,002	310

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (2)	$6,476	—	—	6,476
Other real estate owned (1)	—	—	—	—
Total	$6,476	—	—	6,476

	December 31, 2017
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (2)	$4,685	—	—	4,685
Other real estate owned (1)	437	—	—	437
Total	$5,122	—	—	5,122

(1)

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. Appraised values may be discounted based on management’s expertise, historical knowledge, changes in market conditions from the time of valuation and/or estimated costs to sell.

(2)

Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third‑party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Below is management’s estimate of the fair value of all financial instruments, whether carried at cost or fair value on the Corporation’s balance sheet. The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments:

(a)      Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and short‑term instruments approximate those assets’ fair values.

(b)      Securities

The fair value of securities available‑for‑sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

(c)       Mortgage Loans Held for Sale

The fair value of mortgage loans held for sale is based on secondary market prices.

(d)      Loans Receivable

The fair value of loans receivable is estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate‑risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value below is not reflective of an exit price.

(e)      Mortgage Loans Held for Investment

The fair value of mortgage loans held for investment is based on the price secondary markets are currently offering for similar loans using observable market data.

(f)       Impaired Loans

Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third‑party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

(g)      Restricted Investment in Bank Stock

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

(h)      Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

(i)       Deposit Liabilities

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed‑rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

(j)       Short‑Term Borrowings

The carrying amounts of short‑term borrowings approximate their fair values.

(k)      Long‑Term Debt

Fair values of FHLB advances and the acquisition purchase note payable are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

(l)       Subordinated Debt

Fair values of junior subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

(m)     Off‑Balance Sheet Financial Instruments

Off-balance sheet instruments are primarily comprised of loan commitments, which are generally priced at market at the time of funding. Fees on commitments to extend credit and stand-by letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments and as a result they are not included in the table below. Fair values assigned to the notional value of interest rate lock commitments and forward sale contracts are based on market quotes.

(n)     Derivative Financial Instruments

The fair value of interest rate lock commitments is based on investor quotes which consider pull-through rates, while the fair value of forward commitments is based on market pricing.

The estimated fair values of the Corporation’s financial instruments at September 30, 2018 and December 31, 2017 are as follows:

		September 30, 2018		December 31, 2017
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$25,823	25,823	35,506	35,506
Securities available-for-sale	Level 2	47,678	47,678	40,006	40,006
Securities held-to-maturity	Level 2	12,771	12,572	12,861	12,869
Mortgage loans held-for-sale	Level 2	34,044	34,044	35,024	35,024
Loans receivable, net	Level 3	787,889	780,958	677,956	669,852
Mortgage loans held-for-investment	Level 2	11,188	11,188	9,972	9,972
Interest rate lock commitments	Level 3	200	200	310	310
Forward commitments	Level 2	93	93	—	—
Restricted investment in bank stock	Level 3	4,581	4,581	6,814	6,814
Accrued interest receivable	Level 3	2,913	2,913	2,536	2,536
Financial liabilities:
Deposits	Level 2	781,927	775,300	627,109	626,635
Short-term borrowings	Level 2	43,755	43,755	99,750	99,750
Long-term debt	Level 2	6,444	6,458	8,863	8,865
Subordinated debentures	Level 2	9,308	9,241	13,308	12,883
Accrued interest payable	Level 2	353	353	216	216
Forward commitments	Level 2	—	—	75	75

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$258,719	200	220,180	310
Letters of credit	Level 2	2,529	—	1,809	—

(9)    Derivative Financial Instruments

Mortgage Banking Derivatives

In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans or interest rate locks at a fixed price at a future date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Interest rate lock commitments and forward commitments are recorded within other assets/liabilities on the consolidated balance sheets, with changes in fair values during the period recorded within net change in the fair value of derivative instruments on the unaudited consolidated statements of income.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	$32,445	284	38,574	344
Negative fair values	9,603	(84)	7,201	(34)
Net interest rate lock commitments	42,048	200	45,775	310

Forward Commitments
Positive fair values	25,000	107	6,500	5
Negative fair values	8,500	(14)	32,250	(80)
Net forward commitments	33,500	93	38,750	(75)

Net derivative fair value asset	$75,548	293	84,525	235

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Interest Rate Lock Commitments	$(224)	(423)	(110)	(162)
Forward Commitments	294	(80)	169	47
Net fair value gains (losses) on derivative financial instrument	$70	(503)	59	(115)

Realized gains/(losses) on derivatives were ($170 thousand) thousand and $278 thousand for the three months ended September 30, 2018 and 2017, respectively, and $534 thousand and $845 thousand for the nine months ended September 30, 2018 and 2017, respectively, and are included in other non-interest income in the unaudited consolidated statements of income.

(10)    Segments

ASC Topic 280 – Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in this codification to the results of its operations.

Our Banking segment consists of commercial and retail banking. The Banking segment generates interest income from its lending (including leasing) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of available for sale investment securities, gains on the sale of residential mortgage loans, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income.

Meridian Wealth, a registered investment advisor and wholly-owned subsidiary of the Corporation, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. The unit generates non-interest income through advisory fees.

Meridian’s mortgage banking segment (“Mortgage”) consists of one central loan production facility and several retail and profit sharing loan production offices located throughout the Delaware Valley. The Mortgage segment originates 1 – 4 family residential mortgages and sells all of its production, including servicing to third party investors. The unit generates net interest income on the loans it originates and earns fee income (primarily gain on sales) at the time of the sale.

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$8,107	71	200	8,378	$7,190	31	120	7,341
Provision for loan losses	(291)	—	—	(291)	(665)	—	—	(665)
Net interest income after provision	7,816	71	200	8,087	6,525	31	120	6,676

Non-interest Income
Mortgage banking income	105	—	8,169	8,274	67	—	9,837	9,904
Wealth management income	59	871	—	930	18	916	—	934
Net change in fair values	—	—	(333)	(333)	—	—	(547)	(547)
Other	363	—	(67)	296	353	—	(194)	159
Total non-interest income	527	871	7,769	9,167	438	916	9,096	10,450

Non-interest Expense
Salaries and employee benefits	3,264	445	5,192	8,901	3,237	411	6,682	10,330
Occupancy and equipment	521	29	370	920	575	26	391	992
Professional fees	590	9	115	714	394	5	82	481
Advertising and promotion	301	111	178	590	254	126	217	597
Other	1,259	314	1,055	2,628	1,238	198	1,176	2,612
Total non-interest expense	5,935	908	6,910	13,753	5,698	766	8,548	15,012

Operating Margin	$2,408	34	1,059	3,501	$1,265	181	668	2,114

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$23,597	217	402	24,216	$20,733	70	302	21,105
Provision for loan losses	(1,258)	—	—	(1,258)	(1,445)	—	—	(1,445)
Net interest income after provision	22,339	217	402	22,958	19,288	70	302	19,660

Non-interest Income
Mortgage banking income	148	—	20,259	20,407	67	—	25,022	25,089
Wealth management income	149	2,847	—	2,996	233	1,672	—	1,905
Net change in fair values	—	—	(471)	(471)	—	—	100	100
Other	1,136	—	823	1,959	995	—	(567)	428
Total non-interest income	1,433	2,847	20,611	24,891	1,295	1,672	24,555	27,522

Non-interest Expense
Salaries and employee benefits	10,390	1,373	14,956	26,719	9,874	856	19,023	29,753
Occupancy and equipment	1,599	99	1,172	2,870	1,666	52	1,100	2,818
Professional feees	1,325	20	325	1,670	943	125	316	1,384
Advertising and promotion	917	319	566	1,802	746	205	586	1,537
Other	3,827	613	2,888	7,328	3,766	303	3,496	7,565
Total non-interest expense	18,058	2,424	19,907	40,389	16,995	1,541	24,521	43,057

Operating Margin	$5,714	640	1,106	7,460	$3,588	201	336	4,125

(11)    Recent Litigation

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In February 2018, the Bank answered the complaint and presented affirmative defenses. In March 2018, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation. Although the Bank believes it has strong and meritorious defenses, given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Bank has recorded a $200 thousand reserve as a reasonable estimate for possible losses that may result from this action. This estimate may change from time to time, and actual losses could vary.

(12)    Recent Accounting Pronouncements

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), Meridian Corporation is permitted an extended transition period for complying with new or revised accounting standards affecting public companies. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1,070,000,000 or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year. We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. If we do so, we will prominently disclose this decision in the first periodic report following our decision, and such decision is irrevocable. As a filer under the JOBS Act, we will implement new accounting standards subject to the effective dates required for non-public entities.

FASB Accounting Standards Update (“ASU”) No. 2014‑09 (Topic 606), “Revenue from Contracts with Customers”

Issued in May 2014, ASU 2014‑09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015‑14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014‑09 by one year. In March 2016, the FASB issued ASU 2016‑ 08”, “Principal versus Agent Considerations (Reporting Gross versus Net),” which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016‑20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016‑12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for public companies for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the ‘retrospective’ or ‘retrospectively with the cumulative effect’ transition method. For non-public companies, the ASC updates are effective for annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The Corporation expects to adopt ASU 2014-09 for the fiscal year ending December 31, 2019 and is evaluating all revenue streams, accounting policies, practices and reporting to identify and understand any impact on the Corporation’s Consolidated Financial Statements and related disclosures.

FASB ASU 2017‑04 (Topic 350), “Intangibles – Goodwill and Others”

Issued in January 2017, ASU 2017‑04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017‑04 is effective for public companies for annual periods beginning after December 15, 2019 including interim periods within those periods. ASU 2017‑04 is effective for non-public companies for annual periods beginning after December 15, 2021 including interim periods within those periods. The Corporation is evaluating the effect that ASU 2017‑04 will have on its consolidated financial statements and related disclosures.

FASB ASU 2017‑01 (Topic 805), “Business Combinations”

Issued in January 2017, ASU 2017‑01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017‑01 is effective for public companies for annual periods beginning after December 15, 2017 including interim periods within those periods, while for non-public companies the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Corporation is evaluating the effect that ASU 2017‑01 will have on its consolidated financial statements and related disclosures.

FASB ASU 2016‑15 (Topic 320), “Classification of Certain Cash Receipts and Cash Payments”

Issued in August 2016, ASU 2016‑15 provides guidance on eight specific cash flow issues and their disclosure in the consolidated statements of cash flows. The issues addressed include debt prepayment, settlement of zero-coupon debt, contingent consideration in business combinations, proceeds from settlement of insurance claims, proceeds from settlement of BOLI, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the Predominance principle. ASU 2016‑15 is effective for public companies for the annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. For non-public companies ASU 2016‑15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Corporation is evaluating the impact of this guidance and does not anticipate a material impact on its consolidated financial statements.

FASB ASU 2016‑13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016‑13 significantly changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. ASU 2016‑13 is effective for public companies for the annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within the fiscal years beginning after December 31, 2021. The Corporation is evaluating the effect that ASU 2016‑13 will have on its consolidated financial statements and related disclosures.

FASB ASU 2016‑02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016‑02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016‑02 is effective for public companies for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within the fiscal years beginning after December 31, 2020. In July 2018 ASU 2018-11 was issued which creates a new, optional transition method for implementing ASU 2016-02 and a lessor practical expedient for separating lease and non-lease components and has the same effective date as ASU 2016-02.  Under the optional transition method of ASU 2018-11, the Corporation may initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Corporation is evaluating the effects that ASU 2016‑02 and ASU 2018-11 will have on its consolidated financial statements and related disclosures.

FASB ASU 2016‑01 (Subtopic 825‑10), “Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities”

Issued in January 2016, ASU 2016‑01 provides that equity investments will be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. For public companies, ASU 2016‑01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within the fiscal years beginning after December 31, 2019. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. ASU 2018‑03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825‑10) clarifies certain aspects of ASU 2016‑01 and has the same effective dates for non-public companies. The Corporation is evaluating the effects that ASU 2016‑01 and ASU 2018‑03 will have on its consolidated financial statements and related disclosures.

FASB ASU 2017‑08 (Subtopic 310‑20), “Nonrefundable Fees and Other Costs (Subtopic 310‑20): Premium Amortization on Purchased Callable Debt Securities”

Issued in March 2017, ASU 2017‑08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within the fiscal years beginning after December 31, 2020. The Corporation is evaluating the effect that ASU 2017‑08 will have on its consolidated financial statements and related disclosures.

FASB ASU 2017‑12 (Subtopic 815), “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”

Issued in August 2017, ASU 2017‑12 better aligns hedge accounting with an organization’s risk management activities in the financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. Specifically, the proposed ASU eases the requirements for effectiveness testing, hedge documentation and application of the shortcut and the critical terms match methods. Entities would be permitted to designate contractually specified components as the hedged risk in a cash flow hedge involving the purchase or sale of nonfinancial assets or variable rate financial instruments. In addition, entities would no longer separately measure and report hedge ineffectiveness. Also, entities, may choose refined measurement techniques to determine the changes in fair value of the hedged item in fair value hedges of benchmark interest rate risk. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020.  Early application is permitted in any interim period after issuance of the ASU for existing hedging relationships on the date of adoption and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Corporation has evaluated ASU 2017‑12, and has determined it has no hedging strategies for which it plans to implement the ASU but we will consider the impact of the ASU on future hedging strategies that may arise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10‑Q and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2017 (the “2017 10‑K”) included in Meridian Bank’s Annual Report on Form 10‑K filed with the Federal Deposit Insurance Corporation (the “FDIC”).

Cautionary Statement Regarding Forward-Looking Statements

Meridian Corporation (the “Corporation”) may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements.   Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the Securities and Exchange Commission and, for periods prior to the completion of the holding company reorganization, Meridian Bank’s filings with the FDIC, including Meridian Bank’s most recent annual report on Form 10-K for the year ended December 31, 2017, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian

Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.

Critical Accounting Policies, Judgments and Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgements inherent in those policies, are critical in understanding our financial statements.

These policies include (i) determining the provision and allowance for loan and lease losses, and (ii) the determination of fair value for financial instruments. Management has presented the application of these policies to the audit committee of our board of directors.

These critical accounting policies, along with other significant accounting policies, are presented in in Note 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2017 and 2016 included in the 2017 10‑K.

Recent Acquisitions

As disclosed previously, Meridian Bank acquired HJ Wealth Management, LLC in April 2017.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, and the changes in its financial condition as of September 30, 2018 as compared to December 31, 2017. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•

Net income for common stockholders for the three months ended September 30, 2018 was $2.7 million, or $0.42 per diluted share, an increase of $1.6 million  as compared to net income of $1.1 million for the same period in 2017.

•	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2018 were 10.16% and 1.16%, respectively.
•	Net interest income increased $1.1 million, or 14.1%, to $8.4 million for the three months ended September 30, 2018, as compared to $7.3 million for the same period in 2017.
•

Provision for loan and lease losses (the “Provision”) of $291 thousand for the three months ended September 30, 2018 was a decrease of $374 thousand from the $665 thousand Provision recorded for the same period in 2017.

•	Non-interest income of $9.2 million for the three months ended September 30, 2018 was a $1.3 million or 12.3% decrease from the same period in 2017.

•	Mortgage banking income decreased $1.6 million, or 16.5%, to $8.3 million for the three months ended September 30, 2018, as compared to $9.9 million for the same period in 2017.
•	Non-interest expense of $13.8 million for the three months ended September 30, 2018 decreased $1.3 million, or 8.4%, from $15.0 million for the same period in 2017.

Nine Month Results of Operations

•

Net income for common stockholders for the nine months ended September 30, 2018 was $5.8 million, or $0.90 per diluted share, an increase of $3.9 million as compared to net income of $1.9 million for the same period in 2017.

•	ROE and ROA for the nine months ended September 30, 2018 were 7.47% and 0.87%, respectively.
•	Net interest income increased $3.1 million, or 14.7%, to $24.2 million for the nine months ended September 30, 2018, as compared to $21.1 million for the same period in 2017.
•	The Provision of $1.3 million for the nine months ended September 30, 2018 was a decrease of $200 thousand from the $1.5 million Provision recorded for the same period in 2017.
•	Non-interest income of $24.9 million for the nine months ended September 30, 2018 was a $2.6 million or 9.6% decrease from the same period in 2017.
•	Mortgage banking income decreased $4.7 million, or 18.7%, to $20.4 million for the nine months ended September 30, 2018, as compared to $25.1 million for the same period in 2017.
•	Non-interest expense of $40.4 million for the nine months ended September 30, 2018 decreased $2.7 million, or 6.3%, from $43.1 million for the same period in 2017.

Changes in Financial Condition

•	Total assets of $959.8 million as of September 30, 2018 increased $103.8 million, or 12.1%, from $856.0 million as of December 31, 2017.
•	Consolidated stockholders’ equity of $107.0 million as of September 30, 2018 increased $5.6 million from $101.4 million as of December 31, 2017.
•

Total portfolio loans and leases, excluding mortgage loans held for sale, as of September 30, 2018 were $806.8 million, an increase of $112.2 million, or 16.1%, from $694.6 million as of December 31, 2017.

•

Total non-performing loans and leases of $2.9 million represented 0.36% of portfolio loans and leases as of September 30, 2018 as compared to $3.2 million, or 0.45% of portfolio loans and leases, as of December 31, 2017.

•

The $7.7 million allowance for loan losses (“Allowance’), as of September 30, 2018, represented 0.96% of portfolio loans and leases, as compared to $6.7 million, or 0.96% of portfolio loans and leases, as of December 31, 2017.

•	Total deposits of $781.9 million as of September 30, 2018 increased $154.8 million, or 24.7%, from $627.1 million as of December 31, 2017.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2018 and 2017 are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Annualized return on average equity	10.16%	7.77%	7.47%	5.24%
Annualized return on average assets	1.16%	0.70%	0.87%	0.49%
Net interest margin (tax effected yield)	3.72%	3.91%	3.83%	3.94%
Basic earnings per share	$0.43	$0.30	$0.91	$0.51
Diluted earnings per share	$0.42	$0.30	$0.90	$0.51

The following table presents certain key period-end balances and ratios as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(dollars in thousands, except per share amounts)	2018	2017
Book value per common share	$16.70	$15.86
Tangible book value per common share	$15.91	$15.00
Allowance as a percentage of loans and leases held for investment	0.96%	0.96%
Tier I capital to risk weighted assets	12.03%	12.86%
Tangible common equity ratio (1)	10.67%	11.27%
Loans held for investment	$806,788	$694,637
Total assets	$959,829	$856,035
Stockholders' equity	$107,018	$101,363

(1)	Tangible common equity ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this measure to its most comparable GAAP measure.

Non-GAAP Financial Measures

Included in this Quarterly Report on Form 10‑Q  is a financial performance measure not recognized by GAAP, “tangible common equity”. Our management used the measure of the tangible common equity ratio to assess our capital strength. We believe that this non-GAAP financial measure is useful to investors because, by removing the impact of our goodwill and other intangible assets, it allows investors to more easily assess our capital adequacy. This non-GAAP financial measure should not be considered a substitute for any regulatory capital ratios and may not be comparable to other similarly titled measures used by other companies. The table below provides the non-GAAP reconciliation for our tangible common equity ratio:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Tangbile common equity ratio:
Total stockholders' equity	107,018	101,363
Less:
Goodwill	899	899
Intangible assets	4,215	4,596
Tangible common equity	101,904	95,868
Total assets	959,829	856,035
Less:
Goodwill	899	899
Intangible assets	4,215	4,596
Tangible assets	954,715	850,540
Tangible common equity ratio	10.67%	11.27%

The following sections discuss, in detail, the Corporation’s results of operations for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, and the changes in its financial condition as of September 30, 2018 as compared to December 31, 2017.

Components of Net Income

Net income is comprised of five major elements:

•	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
•	Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;
•

Non-interest Income, which is made up primarily of mortgage banking income, wealth management income, gains and losses from the sale of loans, gains and losses from the sale of investment securities available for sale and other fees from loan and deposit services;

•	Non-interest Expense, which consists primarily of salaries and employee benefits, occupancy, loan expenses, professional fees and other operating expenses; and
•	Income Taxes, which include state and federal jurisdictions.

NET INTEREST INCOME

Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three and nine months ended September 30, 2018 and 2017, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the results of net free funding sources such as noninterest deposits and stockholders’ equity.

Total interest income for the three months ending September 30, 2018 was $11.6 million, which represented a $2.4 million, or 25.9%, increase compared with the three months ending September 30, 2017. The increase in income was attributable to a $147.1 million increase in average interest earning assets, year over year, helped by an increase of 23 basis points in yield on earning assets, to 5.12% from 4.89%, for same period in 2017. The commercial loan portfolio yield, in particular, rose 31 basis points over the same period in 2017. Total interest expense rose $1.3 million or 72.7% to $3.2 million for the third quarter of 2018, compared with $1.9 million for the third quarter of 2017. The increase was primarily due to an increase in average interest bearing deposits of $114.4 million, year over year, as well as an overall increase of 60 basis points in the cost of interest-bearing funds reflective of the overall increase in market rates.

Net interest income increased $1.1 million, or 14.1%, to $8.4 million for the three months ended September 30, 2018, compared to $7.3 million for the three months ended September 30, 2017. The net-interest margin, although strong, decreased 19 basis points for the third quarter of 2018 at 3.72%, compared with 3.91% for the third quarter of 2017. The decrease in net interest margin reflects the pressure from the rising cost of funds, which has outpaced the favorable trend in yield on interest earning assets during the quarter.  The strength in the Corporation’s net-interest margin in the face of rising cost of funds reflects the size and asset quality of the loan portfolio, as well as the $20.8 million or 20.5% increase in average non-interest bearing deposits period over period.

Total interest income for the nine months ending September 30, 2018 was $32.3  million, which represented a $6.2 million, or 24.2%, increase compared with the nine months ending September 30, 2017. The increase in income was attributable to a  $126.6 million increase in average interest earning assets, year over year, helped by an increase of 24 basis points in yield on earning assets, to 5.07% from 4.83%, for same period in 2017. The commercial loan portfolio and home equity loan portfolio yields, in particular, rose 36 and 46 basis points, respectively. Total interest expense rose $3.2 million or 65.6%  to  $8.0 million for the first nine months of 2018, compared with $4.8 million for the first nine months of 2017. The year-over-year increase was primarily due to an increase in average interest bearing deposits of $114.6 million, year over year, as well as an overall increase of 49 basis points in the cost of interest-bearing funds reflective of the overall increase in market rates.

Net interest income increased $3.1 million, or 14.7%, to $24.3 million for the nine months ended September 30, 2018, compared to $21.2 million for the nine months ended September 30, 2017. The net-interest margin, although strong, decreased 11 basis points for the first nine months of 2018 at 3.83%, compared with 3.94% for the first nine months of 2017. The strength in the Corporation’s net-interest margin reflects the size and asset quality of the loan portfolio, as well as the $13.6 million or 13.8% increase in average non-interest bearing deposits period over period.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	2018			2017
		Interest			Interest
For the Three Months Ended September 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$5,872	28	1.89%	$3,642	11	1.20%
Federal funds sold	477	2	1.87%	945	3	1.26%
Investment securities(1)	57,574	350	2.41%	50,774	292	2.28%
Loans held for sale	39,847	462	4.64%	33,816	333	3.91%
Loans held for investment(1)	791,914	10,758	5.36%	659,430	8,596	5.17%
Total loans	831,761	11,220	5.33%	693,246	8,929	5.11%
Total interst-earning assets	895,684	11,600	5.12%	748,607	9,235	4.89%
Noninterest earning assets	40,645			40,051
Total assets	$936,329			$788,658
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$104,857	351	1.33%	$83,165	135	0.64%
Money market and savings deposits	238,086	919	1.53%	214,956	499	0.92%
Time deposits	257,250	1,215	1.87%	187,642	573	1.21%
Total deposits	600,193	2,485	1.64%	485,763	1,207	0.99%
Short-term borrowings	85,026	491	2.29%	95,669	326	1.35%
Long-term borrowings	6,650	48	2.86%	12,388	74	2.37%
Total Borrowings	91,676	539	2.33%	108,057	400	1.47%
Subordinated Debentures	9,308	171	7.30%	13,376	244	7.24%
Total interest-bearing liabilities	701,177	3,195	1.81%	607,196	1,851	1.21%
Noninterest-bearing deposits	122,454			101,611
Other noninterest-bearing liabilities	6,193			8,472
Total liabilities	$829,824			$717,279
Total stockholders' equity	106,505			71,379
Total stockholders' equity and liabilities	$936,329			$788,658
Net interest income		$8,405			$7,384
Net interest spread			3.31%			3.68%
Net interest margin			3.72%			3.91%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

	2018			2017
		Interest			Interest
For the Nine Months Ended September 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$5,175	64	1.66%	$6,765	49	0.97%
Federal funds sold	784	11	1.89%	836	6	0.96%
Investment securities(1)	54,144	958	2.37%	49,526	828	2.24%
Loans held for sale	31,074	1,017	4.36%	28,419	833	3.92%
Loans held for investment(1)	755,925	30,209	5.28%	634,951	24,329	5.12%
Total loans	786,999	31,226	5.28%	663,370	25,162	5.07%
Total interst-earning assets	847,102	32,259	5.07%	720,497	26,045	4.83%
Noninterest earning assets	41,393			34,340
Total assets	$888,495			$754,837
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$103,623	851	1.10%	$76,618	304	0.53%
Money market and savings deposits	228,107	2,212	1.30%	210,593	1,356	0.86%
Time deposits	247,244	3,109	1.68%	177,215	1,418	1.07%
Total deposits	578,974	6,172	1.43%	464,426	3,078	0.89%
Short-term borrowings	70,959	1,123	2.12%	88,711	788	1.19%
Long-term borrowings	6,720	142	2.83%	12,650	215	2.27%
Total Borrowings	77,679	1,265	2.18%	101,361	1,003	1.32%
Subordinated Debentures	9,527	525	7.37%	13,376	725	7.25%
Total interest-bearing liabilities	666,180	7,962	1.60%	579,163	4,806	1.11%
Noninterest-bearing deposits	112,616			99,001
Other noninterest-bearing liabilities	5,895			6,731
Total liabilities	$784,691			$684,895
Total stockholders' equity	103,804			69,942
Total stockholders' equity and liabilities	$888,495			$754,837
Net interest income		$24,297			$21,239
Net interest spread			3.47%			3.72%
Net interest margin			3.83%			3.94%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis (tax-equivalent basis)

The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2018 Compared to 2017
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$8	9	17	$35	(20)	15
Federal funds sold	5	(6)	(1)	6	(1)	5
Investment securities(1)	17	41	58	49	81	130
Loans held for sale	66	63	129	101	83	184
Loans held for investment(1)	341	1,821	2,162	819	5,061	5,880
Total loans	407	1,884	2,291	920	5,144	6,064
Total interest income	$437	1,928	2,365	$1,008	5,206	6,214
Interest expense:
Interest checking	$174	42	216	$412	135	547
Money market and savings deposits	361	59	420	735	121	856
Time deposits	383	259	642	999	692	1,691
Total interest-bearing deposits	918	360	1,278	2,146	948	3,094
Short-term borrowings	390	(225)	165	603	(268)	335
Long-term borrowings	76	(102)	(26)	67	(140)	(73)
Total borrowings	466	(327)	139	670	(408)	262
Subordinated debentures	14	(87)	(73)	19	(219)	(200)
Total interest expense	1,398	(54)	1,344	2,836	320	3,156
Interest differential	$(961)	1,982	1,021	$(1,828)	4,886	3,058

(1)Yields and net interest income are reflected on a tax-equivalent basis.

For the three months ended September 30, 2018 as compared to the same period in 2017, the favorable change in net interest income due to volume changes was driven largely from growth in the loan portfolio, which increased $138.5 million on average over the three month periods. This increase contributed $1.9 million to interest income. Total investment securities, cash and cash equivalents were relatively flat, period over period. On the funding side, interest checking and money market accounts together rose $42.3 million on average, reducing net interest income by $94 thousand. Time deposits increased $72.1 million on average, causing an increase to interest expense of $259 thousand. Lower levels of borrowings, down $16.4 million on average affected net interest income $327 thousand favorably, and lower levels of subordinated debt contributed $87 thousand to the net interest income over the three month periods compared.

For the three months ended September 30, 2018 as compared to the same period in 2017, the unfavorable change in net interest income due to rate changes was driven largely from the increase in cost of funds, particularly from wholesale funding such as borrowings and time deposits, which rose 86 and 65 basis points, respectively. Core deposits, such as interest checking and money market accounts rose 69 and 63 basis points, respectively. These unfavorable rate changes were partially offset by favorable rate changes in interest earning assets. Overall, the increase in interest income from volume changes contributed $2.0 million and out-paced the unfavorable rate changes to improve net interest income by $1.0 million.

For the nine months ended September 30, 2018 as compared to the same period in 2017, the favorable change in net interest income due to volume changes was driven largely from growth in the loan portfolio, which increased $123.6 million on average over the nine month periods. This increase contributed $5.1 million to interest income.  Cash and cash equivalents were relatively flat, period over period, while investment securities average balances increased $4.6 million period over period. On the funding side, interest checking and money market accounts together rose $44.5 million on average, reducing net interest income by $256 thousand. Time deposits increased $70.0 million on average, causing an increase to interest expense of $692 thousand. Lower levels of borrowings, down $23.7 million on average affected net interest income $408 thousand favorably, and lower levels of subordinated debt contributed $219 thousand to the net interest income over the nine month periods compared.

For the nine months ended September 30, 2018 as compared to the same period in 2017, the unfavorable change in net interest income due to rate changes was driven largely from the increase in cost of funds, particularly from wholesale funding such as borrowings and time deposits, which rose 86 and 61 basis points, respectively. Core deposits, such as interest checking and money market accounts rose 57 and 44 basis points, respectively. These unfavorable rate changes were partially offset by favorable rate changes in interest earning assets. Overall, the increase in interest income from volume changes contributed $4.9 million to interest income and out-paced the unfavorable rate changes to improve net interest income by $3.1 million.

Interest Rate Sensitivity

The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms and through wholesale funding. Wholesale funding consists of multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window and certificates of deposit from institutional brokers, including the Certificate of Deposit Account Registry Service (“CDARS”), and listing services.

The Corporation uses several tools to measure its interest rate risk including interest rate sensitivity analysis, or gap analysis, market value of portfolio equity analysis, interest rate simulations under various rate scenarios and tax-equivalent net interest margin trend reports. The results of these reports are compared to limits established by the Corporation’s ALCO policies and appropriate adjustments are made if the results are outside the established limits.

The following table demonstrates the annualized result of an interest rate simulation. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp). This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next twelve months. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines.

Summary of Interest Rate Simulation

	Change in Net Interest		Change in Net Interest
	Income Over the Twelve		Income Over the Twelve
	Months Beginning After		Months Beginning After
	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	Percentage	Amount	Percentage
+300 basis points	$206	0.65%	$1,561	5.29%
+200 basis points	$157	0.50%	$1,035	3.50%
+100 basis points	$93	0.29%	$518	1.75%
-100 basis points	$(237)	(0.75)%	$(601)	(2.04)%

The above interest rate simulation suggests that the Corporation’s balance sheet is slightly asset sensitive as of September 30, 2018 and December 31, 2017. The table indicates that a 100, 200 or 300 basis point increase in interest rates would have a modestly positive impact from rising rates on net interest income over the next 12 months. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Gap Analysis

Management measures and evaluates the potential effects of interest rate movements on earnings through an interest rate sensitivity “gap” analysis. Given the size and turnover rate of the originated mortgage loans held for sale, these loans are treated as having a maturity of 12 months or less. Interest rate sensitivity reflects the potential effect on net interest income when there is movement in interest rates. An institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets repricing within a given period exceeds the amount of its interest-bearing liabilities also repricing within that time period. Conversely, an institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities repricing within a given period exceeds the amount of its interest-earning assets also within that time period. During a period of rising interest rates, a negative gap would tend to decrease net interest income, while a positive gap would tend to increase net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to decrease net interest income.

The following tables present the interest rate gap analysis of our assets and liabilities as of September 30, 2018 and December 31, 2017.

As of September 30, 2018
(dollars in thousands)	12 Months or Less	1-2 Years	2-5 Years	Greater Than 5 years and Not Rate Sensitive	Total
Cash and investments	$40,738	5,754	12,255	27,525	86,272
Loans, net (1)	450,571	90,119	242,404	50,027	833,121
Other Assets	—	—	—	40,436	40,436
Total Assets	491,309	95,873	254,659	117,988	959,829

Liabilities and Equity:
Noninterest-bearing deposits	16,566	9,080	16,852	82,057	124,555
Interest-bearing deposits	379,611	—	—	—	379,611
Time deposits	255,720	10,330	11,411	—	277,461
FHLB advances	43,755	5,000	—	—	48,755
Other Liabilities	1,444	—	—	20,985	22,429
Total stockholders' equity	—	—	—	107,018	107,018
Total liabilities and stockholders' equity	$697,096	24,410	28,263	210,060	959,829
Repricing gap-positive
(Negative) Positive	$(205,787)	71,463	226,396	(92,072)	—
Cumulative repricing gap: Dollar amount	$(205,787)	(134,324)	92,072	—
Percent of total assets	(21.44)%	(13.99)%	9.59%	—

(1)	Loans include portfolio loans and loans held for sale

As of December 31, 2017
(dollars in thousands)	12 Months or Less	1-2 Years	2-5 Years	Greater Than 5 years and Not Rate Sensitive	Total
Cash and investments	$26,648	7,475	8,523	52,542	95,188
Loans, net (1)	420,500	75,629	202,736	30,794	729,659
Other Assets	—	—	—	31,188	31,188
Total Assets	447,148	83,104	211,259	114,524	856,035

Liabilities and Equity:
Noninterest-bearing deposits	11,414	10,116	23,960	54,964	100,454
Interest-bearing deposits	253,664	27,291	27,292	—	308,247
Time deposits	159,808	52,830	5,770	—	218,408
FHLB advances	99,750	1,800	7,063	13,308	121,921
Other Liabilities	—	—	—	5,642	5,642
Total stockholders' equity	—	—	—	101,363	101,363
Total liabilities and stockholders' equity	$524,636	92,037	64,085	175,277	856,035
Repricing gap-positive
(Negative) Positive	(77,488)	(8,933)	147,174	(60,753)	—
Cumulative repricing gap: Dollar amount	$(77,488)	(86,421)	60,753	—
Percent of total assets	(9.05)%	(10.10)%	6.88%	—

(1)	Loans include portfolio loans and loans held for sale

Under the repricing gap analysis for both periods, we are liability-sensitive in the short-term mainly due to recent loan growth which has out-paced our core deposit growth. In addition, customer preference has been for short-term or liquid deposits. We generally manage our interest rate risk profile close to neutral, using a strategy that is focused on increasing our concentration of relationship-based transaction accounts through efforts of our business developers and new branches. The gap results presented could vary substantially if different assumptions are used or if actual experience differs from the assumptions used in the preparation of the gap analysis. Furthermore, the gap analysis provides a static view of interest rate risk exposure at a specific point in time and offers only an approximate estimate of the relative sensitivity of our interest-earning assets and interest-bearing liabilities to changes in market interest rates. In addition, the impact of certain optionality is embedded in our balance sheet such as contractual caps and floors, and trends in asset and liability growth. Accordingly, we combine the use of gap analysis with the use of an earnings simulation model that provides a dynamic assessment of interest rate sensitivity.

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended September 30, 2018, the Corporation recorded a Provision of $291 thousand which was a $374 thousand decrease from the same period in 2017. Net charge-offs for the three months ended September 30, 2018 were $29 thousand as compared to $520 thousand for the same period in 2017.

For the nine months ended September 30, 2018, the Corporation recorded a Provision of $1.3 million which was a $187 thousand decrease from the same period in 2017. Net charge-offs for the nine months ended September 30, 2018 were $256 thousand as compared to $511 thousand of net charge-offs for the same period in 2017.

The decreased provision over both the three and nine month periods was the result of strong asset quality and the lower level of net charge-offs.

Asset Quality and Analysis of Credit Risk

Asset quality remains strong as of September 30, 2018, evidenced by total nonperforming loans and leases having decreased by $300 thousand, to $2.9 million, representing 0.36% of loans and leases held-for-investment as of September 30, 2018, compared to $3.2 million, or 0.45% of loans and leases held-for-investment, as of December 31, 2017. The decrease to nonperforming loans resulted from the pay-downs in the commercial and industrial portfolio as well as in the commercial construction portfolio.

The Allowance represented 0.96% of loans and leases held-for-investment, as of September 30, 2018 and December 31, 2017. The Allowance to non-performing loans increased from 212.51% as of December 31, 2017 to 263.89% as of September 30, 2018.

As of September 30, 2018, the Corporation did not have OREO, as compared to $437 thousand as of December 31, 2017. The balance of OREO as of December 31, 2017 was comprised of one foreclosure, which consisted of two properties. These properties were sold in the quarter ended September 30, 2018 and the Corporation recorded a gain on sale of $57 thousand which is recorded in non-interest income. All OREO properties are recorded at the lower of cost or fair value less cost to sell.

As of September 30, 2018, the Corporation had $4.0 million of troubled debt restructurings (“TDRs”), of which $3.5 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2017, the Corporation had $2.6 million of TDRs, of which $1.9 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of September 30, 2018, the Corporation  had a recorded investment of $6.5 million of impaired loans and leases which included $4.0 million of TDRs.

The Corporation continues to be diligent in its credit underwriting process and proactive with its loan review process, including the engagement of the services of an independent outside loan review firm, which helps identify developing credit issues. Proactive steps that are taken include the procurement of additional collateral (preferably outside the current loan structure) whenever possible and frequent contact with the borrower. The Corporation believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall risk of loss.

Nonperforming Assets and Related Ratios

	As of
	September 30,	December 31,
(dollars in thousands)	2018	2017
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$494	$414
Home equity lines and loans	85	137
Residential mortgage	2,151	1,084
Commercial construction	—	185
Total real estate loans	$2,730	$1,820
Commercial and industrial	192	1,326
Total nonaccrual loans	$2,922	$3,146
Loans 90 days or more past due and accruing	—	11
Other real estate owned	—	437
Total non-performing loans	$2,922	3,157
Total non-performing assets	$2,922	3,594

Troubled debt restructurings:
TDRs included in non-performing loans	554	741
TDRs in compliance with modified terms	3,463	1,900
Total TDRs	$4,017	$2,641

Asset quality ratios:
Non-performing assets to total assets	0.30%	0.42%
Non-performing loans to:
Total loans	0.35%	0.43%
Total loans held-for-investment	0.36%	0.45%
Allowance for loan losses to:
Total loans	0.92%	0.92%
Total loans held-for-investment	0.96%	0.96%
Non-performing loans	263.89%	212.51%

Total loans and leases	$840,832	$729,661
Total loans and leases held-for-investment	$806,788	$694,637
Allowance for loan and lease losses	$7,711	$6,709

NON-INTEREST INCOME

Three Months Ended September 30, 2018 Compared to the Same Period in 2017

Total non-interest income for the three months ended September 30, 2018 was $9.2 million, down $1.3 million, or 12.3%, from the comparable period in 2017.  The overall decrease in non-interest income came primarily from our mortgage division. Mortgage banking revenue decreased over the period due primarily to lower margins, which decreased 50 basis points for the three month period.  The decline in mortgage banking revenue was offset slightly by a $214 thousand increase in fair value adjustments related to mortgage banking to ($333) thousand from ($547) thousand for the same period in 2017. Wealth management revenue was relatively flat for the three months ended September 30, 2018 compared to three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to the Same Period in 2017

Total non-interest income for the nine months ended September 30, 2018 was $24.9 million, down $2.6 million, or 9.6%, from the same period in 2017.  The overall decrease in non-interest income came primarily from our mortgage division. Mortgage banking revenue decreased over the period due primarily to lower margins, which decreased 26 basis points for the nine month period.  The decline in mortgage banking revenue was offset slightly by hedging gains and fair value adjustments period over period.  Realized gains on derivatives related to mortgage banking, included in other non-interest income, increased $1.3 million for the nine months ended September 30, 2018 to $534 thousand, compared to a loss of ($798) thousand for the same period in 2017. The increase in realized gains was offset somewhat by a $572 thousand decline in fair value adjustments related to mortgage banking to ($472) thousand from $100 thousand for the same period in 2017. Wealth management revenue was up $1.1 million for the nine months ended September 30, 2018 compared to the same period in 2017.

NON-INTEREST EXPENSE

Three Months Ended September 30, 2018 Compared to the Same Period in 2017

Total non-interest expense was $13.8 million for the three months ended September 30, 2018, down $1.3 million, or 8.4%, from $15.0 million for the three months ended September 30, 2017. The decrease is mainly attributable to a reduction in salaries and employee benefits expense, which decreased $1.4 million or 13.8%, as full-time equivalent employees, particularly in the mortgage division were reduced. In addition, variable loan expenses decreased $231 thousand or 23.1%, reflecting the lower level of mortgage originations. Occupancy and equipment, data processing and advertising and promotion expenses were relatively flat for the comparable third quarters.  Professional and consulting expense for the three months ended September 30, 2018 included $230 thousand in costs related to the formation of the holding company. Other expenses increased $454 thousand or 41.6%, related to a one-time fair market value adjustment of $177 thousand to contingent assets, as well as higher levels of other employee-related expenses, shares tax expense, and other expense.

Nine Months Ended September 30, 2018 Compared to the Same Period in 2017

Total non-interest expense was $40.4 million for the nine months ended September 30, 2018, down $2.7 million, or 6.2%, from the same period in the 2017. The decrease is mainly attributable to a reduction in salaries and employee benefits expense, which decreased $3.0 million or 10.2%, as full-time equivalent employees, particularly in the mortgage division were reduced. In addition, variable loan expenses decreased $1.0 million or 34.8%, reflecting the lower level of mortgage originations. Occupancy and equipment, data processing and advertising and promotion expenses increased $52 thousand, $53 thousand, and $265 thousand, respectively, for the year-to-date period due largely to new business locations.  Professional and consulting expense included $230 thousand in costs related to the formation of the holding company. Other expenses were up $877 thousand or 27.4% compared to the prior year period.  The increase year-over-year related to amortization of intangible assets of $68 thousand, a one-time fair market value adjustment of $177 thousand to contingent assets, a $200 thousand reserve established for the open litigation as well as higher levels of other employee-related expenses, shares tax expense, up by $45 thousand and $192 thousand, respectively.

INCOME TAXES

Income tax expense for the three months ended September 30, 2018 was $774 thousand, as compared to $716 thousand for the same period in 2017, despite the $1.3 million increase in pre-tax income over this period. Our effective tax rate was 22.1% for the third quarter of 2018 and 33.9% for the third quarter of 2017.  The effective tax rate decreased primarily due to the reduction in the Federal statutory tax rate to 21% in 2018 from 34% in 2017,  due to the enactment of the Tax Cuts and Jobs Act, which was effective January 1, 2018.

Income tax expense for the nine months ended September 30, 2018 was $1.7 million, as compared to $1.4 million for the same period in 2017, despite the $3.4 million increase in pre-tax income over this period.  Our effective tax rate was 22.3%

for the first nine months of 2018 compared to 35.1% for the first nine months of 2017.  As noted above, the effective tax rate decreased primarily due to the reduction in the Federal statutory tax rate to 21% in 2018 from 34% in 2017, due to the enactment of the Tax Cuts and Jobs Act, which was effective January 1, 2018.

BALANCE SHEET ANALYSIS

As of September 30, 2018, total assets were $959.8 million compared with $856.0 million as of December 31, 2017. Total assets increased $103.8 million, or 12.1%, on a year-to-date basis primarily due to strong loan growth, partially offset by lower levels of cash.

Total loans, excluding mortgage loans held for sale, grew $112.2 million, or 16.1%, to $806.8 million as of September 30, 2018, from $694.6 million as of December 31, 2017.  The increase in loans is attributable to several commercial categories as we continue to grow our presence in the Philadelphia market area. Commercial loans increased $46.5 million, or 22.2%, during the first nine months of the year.  Commercial real estate and commercial construction loans combined increased $52.9 million, or 14.4%, during the first nine months of the year. Residential loans held in portfolio increased $18.0 million, or 55.2%, during the first nine months as certain loan products or terms were targeted to hold in portfolio. Residential mortgage loans held for sale decreased $980 thousand, or 2.8%, to $34.0 million as of September 30, 2018 from December 31, 2017.

Deposits were $781.9 million as of September 30, 2018, up $154.8 million, or 24.7%, from December 31, 2017. Non-interest bearing deposits increased $24.4 million, or 24.3%, from December 31, 2017. New business relationships fueled the increases.  Money market accounts/savings accounts increased $49.9 million, or 22.0%, since December 31, 2017 while interest-bearing checking accounts increased $21.5 million, or 26.2%, during the year. Certificates of deposit increased $59.1 million, or 27.0%, during the past nine months, paying off borrowings as a result of wholesale funds management in the rising rate environment.

Capital

Consolidated stockholder’s equity of the Corporation was $107.0 million, or 11.15% of total assets as of September 30, 2018, as compared to $101.4 million, or 11.84% of total assets as of December 31, 2017. At September 30, 2018, the Tier 1 leverage ratio was 11.02%, the Tier 1 risk-based capital and common equity ratios were 12.03%, and total risk-based capital was 14.03%. At December 31, 2017, the Tier 1 leverage ratio was 12.37%, the Tier 1 risk-based capital and common equity ratios were 12.86%, and total risk-based capital was 15.53%.  Tangible book value per share was $15.91 as of September 30, 2018, compared with $15.00 as of December 31, 2017.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of September 30, 2018 and December 31, 2017:

	September 30, 2018
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$119,825	14.03%	$68,312	8.00%	$85,389	10.00%
Common equity tier 1 capital (to risk-weighted assets)	102,688	12.03%	38,425	4.50%	55,503	6.50%
Tier 1 capital (to risk-weighted assets)	102,688	12.03%	51,234	6.00%	68,312	8.00%
Tier 1 capital (to average assets)	102,688	11.02%	37,260	4.00%	46,575	5.00%

	December 31, 2017
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$117,239	15.53%	$60,376	8.00%	$75,469	10.00%
Common equity tier 1 capital (to risk-weighted assets)	101,661	12.86%	33,961	4.50%	49,055	6.50%
Tier 1 capital (to risk-weighted assets)	97,084	12.86%	45,282	6.00%	60,376	8.00%
Tier 1 capital (to average assets)	97,084	12.37%	31,582	4.00%	39,478	5.00%

*Excludes capital conservation buffer of 1.25% for 2017 and 1.875% for 2018.

The capital ratios for the  Corporation, as of September 30, 2018, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” The capital ratios to risk-weighted assets have all decreased from their December 31, 2017 levels largely as a result of the increase in risk-weighted assets, much of which was in the commercial mortgage, construction, and commercial and industrial segments of the loan portfolio, which are typically risk-weighted at 100%.

Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $133.9 million at September 30, 2018, compared to $125.9 million at December 31, 2017, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios. In addition, Meridian maintains borrowing arrangements with various correspondent banks, the Federal Home Loan Bank of Pittsburgh (“FHLB”) and the Federal Reserve Bank of Philadelphia (Federal Reserve) to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $10.7 million at September 30, 2018. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2018, Meridian’s maximum borrowing capacity with the FHLB was $432.8 million. At September 30, 2018, Meridian had borrowed $137.1 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $88.1 million against its available credit lines. At September 30, 2018, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $95.9 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $124.7 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of September 30, 2018, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded net income before tax (“operating margin”) of $2.4 million and $5.7 million for the three and nine months ended September 30, 2018, respectively, as compared to operating margin of $1.3 million and and $3.6 million for the same respective periods in 2017. Non-interest expense for both the three months and nine months ended September 30, 2018 includes $230 thousand in professional and consulting expense incurred related to the formation of the holding company.  The Banking Segment provided 68.8% and 76.6% of the Bank’s pre-tax profit for the three and nine month periods ended September 30, 2018, respectively, as compared to 59.8% and 87.0% for the same respective periods in 2017.

The Wealth Management Segment recorded operating margin of $34 thousand and $640 thousand for the three and nine months ended September 30, 2018, respectively, as compared to operating margin of $181 thousand and $201 thousand for the same respective periods in 2017. Non-interest expense for both the three months and nine months ended September 30, 2018 includes the impact of the one-time fair market value adjustment of $177 thousand to contingent assets.  Prior to our wealth management expansion due to the acquisition in April of 2017, revenue and expenses for wealth management services were immaterial and were included in the Banking Segment.

The Mortgage Banking Segment recorded operating margin of $1.1 million for the three and nine months ended September 30, 2018, as compared to operating margins of $668 thousand and $335 thousand for the same respective periods in 2017.  Mortgage Banking income and expenses decreased due to lower margins and origination volume.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30,  2018 were $261.2 million, as compared to $220.2 million at December 31, 2017.

Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2018 amounted to $2.5 million, as compared to $1.8 million at December 31, 2017.

Estimated fair values of the Corporation’s off-balance sheet instruments are based on fees and rates currently charged to enter into similar loan agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Since fees and rates charged for off-balance sheet items are at market levels when set, there is no material difference between the stated amount and the estimated fair value of off-balance sheet instruments.

Recent Litigation

See “Part II, Item 1. Legal Proceedings” below for information regarding a lawsuit filed in November 2017 against the Corporation.

Regulatory Update

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, was enacted into law on May 24, 2018. Most of the changes made by the Act can be grouped into five general areas:  mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidate assets not less than 8% or more than 10% and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. The Corporation continues to analyze the changes implemented by the Act and further rulemaking from federal banking regulators, but, at this time, does not believe that such changes will materially impact the Corporation’s business, operations, or financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See the discussion of quantitative and qualitative disclosures about market risks in “Management’s Discussion and Analysis of Results of Operations – Interest Rate Summary,” “– Interest Rate Sensitivity,” and “Gap Analysis” in this Quarterly Report on Form 10‑Q.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Corporation’s President and Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule l3a-l5 (e) promulgated under the Exchange Act) as of September 30, 2018. Based on this evaluation, the Corporation’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective as of September 30, 2018 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In February 2018, the Bank answered the complaint and presented affirmative defenses. In March 2018, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation. Although the Bank believes it has strong and meritorious defenses, given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Bank has recorded a $200 thousand reserve as a reasonable estimate for possible losses that may result from this action. This estimate may change from time to time, and actual losses could vary.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 24, 2018, Meridian Corporation (the “Corporation”), acquired the Bank in a merger and reorganization effected under Pennsylvania law and in accordance with the terms of a Plan of Merger and Reorganization dated April 26, 2018 (the “Agreement”).  Pursuant to the Agreement, on August 24, 2018 at 5:00 p.m. each of the 6,402,385 outstanding shares of the Bank’s $1.00 par value common stock formerly held by its shareholders was converted into and exchanged for one newly issued share of the Corporation’s par value common stock, and the Bank became a subsidiary of the Corporation.

Item 6. Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 49.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Plan of Merger and Reorganization dated April 26, 2018 by and between Registrant, Bank and Meridian Interim Bank, filed as Exhibit 2.1 to Form 8-K on August 24, 2018 and incorporated herein by reference.

3.1	Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Form 8-K on August 24, 2018 and incorporated herein by reference.
3.2	Bylaws of Registrant, filed as Exhibit 3.2 to Form 8-K on August 24, 2018 and incorporated herein by reference.
31.1	Rule 13a‑14(a)/ 15d‑14(a) Certification of the Principal Executive Officer, filed herewith.
31.2	Rule 13a‑14(a)/ 15d‑14(a) Certification of the Principal Financial Officer, filed herewith.
32	Section 1350 Certifications, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2018	Meridian Bank

		By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)