Form 10-K
period 2018-12-31
Meridian Corp
filed 2019-04-01
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10‑K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 000‑55983

(Exact name of registrant as specified in its charter)

Pennsylvania	32-0116054
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Old Lincoln Highway, Malvern, Pennsylvania 19335

(Address of principal executive offices)     (Zip Code)

(484) 568‑5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which Registered	Title of Each Class
The NASDAQ Stock Market, LLC	Common Stock (1.00 par value)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐Yes   ☒No

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $109,936,427 as of June 30, 2018 based upon the last sales price in which our common stock was quoted on the NASDAQ Stock Market on June 30, 2018.

As of March 31, 2019 there were 6,406,795 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Federal Deposit Insurance Corporation no later than 120 days after December 31, 2018 in connection with the 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

MERIDIAN CORPORATION

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

ii

PART I

Cautionary Statement Regarding Forward-Looking Statements

Meridian Corporation  (“Meridian,” or the “Corporation”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Corporation’s filings with the SEC (including this Annual Report on Form 10‑K and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the “safe harbor” provisions of Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”) and the U.S. Private Securities Litigation Reform Act of 1995.

These statements relate to future events or future predictions, including events or predictions relating to future financial performance, and are generally identifiable by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “plan,” “intend,” or “anticipate” or the negative thereof or comparable terminology. Forward-looking statements reflect numerous assumptions, estimates and forecasts as to future events. No assurance can be given that the assumptions, estimates and forecasts underlying such forward-looking statements will accurately reflect future conditions, or that any guidance, goals, targets or projected results will be realized. The assumptions, estimates and forecasts underlying such forward-looking statements involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions, which may not be realized and which are inherently subject to significant business, economic, competitive and regulatory uncertainties and known and unknown risks, including the risks described under “Risk Factors” in this Annual Report on Form 10-K, as such factors may be updated from time to time in our filings with the SEC, including our Quarterly Reports on Form 10-Q. Our actual results may differ materially from those reflected in the forward-looking statements.

These forward-looking statements involve risks and uncertainties, such as statements of the Corporation’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Corporation’s control). The following factors, among others, could cause the Corporation’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), inflation, interest rate, market and monetary fluctuations; market volatility; changes in consumer spending and saving habits; the value of our products and services as perceived by actual and prospective customers, including the features, pricing and quality compared to competitors’ products and services; loss of management and key personnel; failure of our controls and procedures; inability to close loans in our pipeline; operational risks, including the risk of fraud by employees, customers or outsiders; our borrowers’ ability to repay their loans; changes in the real estate market that can affect real estate that serves as collateral for some of our loans; the adequacy of our allowance for loan losses and our methodology for determining such allowance; the willingness of customers to substitute competitors’ products and services for the Corporation’s products and services; the impact of changes in applicable laws and regulations; changes in technology or interruptions and breaches in security of our information systems; the impact of any acquisitions; and the success of the Corporation at managing the risks involved in the foregoing.

The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation, except as required by applicable law or regulation.

Throughout this document, references to “we,” “us,” or “our” refer to the Corporation and its consolidated subsidiaries.

Item 1. Business

General

Meridian is a bank holding company engaged in banking activities through its wholly-owned subsidiary, Meridian Bank (the “Bank”), a full-service, state-chartered commercial bank with offices in the greater Philadelphia metropolitan market. We service small and middle market businesses throughout our market area. We have a modern, progressive consultative approach to creating innovative solutions. We are technology driven, with a culture that incorporates significant use of customer preferred alternative delivery channels, such as mobile banking, remote deposit capture and bank-to-bank ACH. Our ‘Meridian everywhere’ philosophy of community presence, along with our strategic business footprint, allows us to provide a high degree of service, convenience and products our customers need to achieve their financial objectives.  We provide this service through three principal business line distribution channels.

Holding Company Formation

The Corporation was incorporated on June 8, 2009, by and at the direction of the board of directors of the Bank for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company.  On August 24, 2018, the Corporation acquired the Bank in a merger and reorganization effected under Pennsylvania law and in accordance with the terms of a Plan of Merger and Reorganization dated April 26, 2018 (the “Agreement”).  Pursuant to the Agreement, on August 24, 2018 at 5:00 p.m. all of the outstanding shares of the Bank’s $1.00 par value common stock formerly held by its shareholders was converted into and exchanged for one newly issued share of the Corporation’s par value common stock, and the Bank became a subsidiary of the Corporation. Because the Bank and the Corporation were entities under common control, this exchange of shares between entities under common control resulted in the retrospective combination of the Bank and the Corporation for all periods presented as if the combination had been in effect since inception of common control.  As the Corporation had no assets, liabilities, revenues, expenses or operations prior to August 24, 2018, the historical financial statements of the Bank are the historical financial statements of the combined entity.  The Corporation is subject to supervision and examination by, and the regulations and reporting requirements of, the Board of Governors of the Federal Reserve System.

Corporate Structure and Business Lines

The Corporation is the parent to the Bank.  The Bank is the parent to three wholly-owned subsidiaries: Meridian Land Settlement Services, LLC, which provides title insurance services; Apex Realty, LLC, a real estate holding company; and Meridian Wealth Partners, LLC, a registered investment advisory firm, which we refer to as Meridian Wealth.  With these subsidiaries, the Corporation is organized into the following three lines of business.

Commercial Banking

The first line of business is our traditional banking operations, serving both commercial and consumer customers via deposits and cash management, commercial and industrial lending, commercial real estate lending, shared national credit participations, consumer and home equity lending, merchant services, and title and land settlement services.

We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses.  We have no particular credit concentration.  Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.

Our commercial and industrial lending department supports our small business and middle market borrowers with a comprehensive selection of loan products including financing solutions for wholesalers, manufacturers, distributors, service providers, importers and exporters, among others.  Our portfolio includes business lines of credit, term loans, small business lending (“SBA”), lease financing and shared national credits (“SNCs”).

Our SBA team and their alliances with local economic development councils provide SBA and other financing options to help grow local businesses, create and retain jobs and stimulate our local economy.  In addition, Meridian understands that connections with the local professional industries benefit the Corporation, not only with these individuals as customers or investors, but also given the proven potential for business referrals.

The commercial real estate division offers permanent/amortizing loans, owner-occupied commercial real estate loans and land development and construction loans for residential and commercial projects.  Our approach is to apply disciplined and integrated standards to underwriting, credit and portfolio management.  The extensive backgrounds of our commercial real estate lending team, not only in banking, but also directly in the builder/developer fields, bring a unique perspective and ability to communicate and consider all elements of a project and related risk from the clients’ viewpoint as well as ours.

Mortgage Banking

The second line of business is mortgage banking. Our mortgage consultants guide our clients through the complex process of obtaining a loan to meet individual specific needs. Originations consist of consumer for-sale mortgage lending, loans to be held within our portfolio, and wholesale mortgage lending services. Clients include homeowners and smaller scale investors. The mortgage division operates and originates approximately 90% of its mortgage loans in the Pennsylvania, New Jersey and Delaware markets, most typically for 1‑4 family dwellings, with the intention of selling substantially all of these loans in the secondary market to qualified investors. Mortgages are originated through sales and marketing initiatives, as well as realtor, builder, bank, advertising and customer referral resources. The division’s main origination, processing, underwriting, closing and post-closing functions are performed at the Blue Bell mortgage headquarters with 13 other production/processing offices.

Wealth Management and Advisory Services

Meridian Wealth, a registered investment advisor and wholly-owned subsidiary of the Bank, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. Such clients include professionals, higher net worth individuals, companies seeking to provide benefits plans for their employees, and more. Acquiring and sustaining wealth is a gradual progression, one that requires a considerable amount of thought and planning. Our process takes a comprehensive approach to financial planning and encompasses all aspects of retirement, with an emphasis on sustainability. Meridian Wealth offers a significant enhancement to both our capacity and the variety of tools we can use to help bring effective financial planning and wealth management services to a broad segment of customers.

Market Area

Meridian is headquartered in Malvern and has six full-service branches. Its main branch, in Paoli, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. Our sixth branch in Philadelphia opened in December 2017. These branches provide new “Relationship Hubs” for our regional lending groups and allow Meridian to proceed in its plan for serving markets in each of the central (at or near the county seat) townships of the counties in and surrounding Philadelphia. In addition to our deposit taking branches, there are currently 17 other locations, including commercial loan production offices and headquarters for Corporate, the Wealth Division and the Mortgage Division.

Demographic information for the five county Philadelphia metropolitan area shows our primary market to be stable, with moderate population growth. According to the 2013-2017 American Community Survey 5‑Year Estimates, approximately 25% of the population is between the ages of 25‑44. The median home value, outside of Philadelphia, is $335 thousand according to data gathered from the Pennsylvania Housing Finance Agency (PHFA). Median incomes for Chester, Montgomery and Bucks counties are in the top 70 wealthiest counties in the nation according to the 2013-2017 American Community Survey 5‑Year Estimates.

Competition

Overall, the banking business in the Delaware Valley is highly competitive.  Meridian Bank faces substantial competition both in attracting deposits and in originating loans.  Meridian Bank competes with local, regional and national commercial banks, savings banks, and savings and loan associations.  Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions, and issuers of commercial paper and other securities.

Meridian Bank seeks to compete for business principally on the basis of high quality, personal service to customers, customer access to our decision-makers, and customer preferred electronic delivery channels while providing an attractive banking platform and competitive interest rates and fees.

Our Current Capital Stock Structure

Meridian’s initial public offering closed on November 7, 2017 and a total of 2,352,941 shares of common stock were sold at $17.00 per share. Gross proceeds of $40.0 million for the shares of common stock sold in the offering. Following completion of the initial public offering, the Corporation became a publicly traded bank holding company with our common stock listed on The NASDAQ Global Select Market under the symbol “MRBK”. On November 10, 2017 the underwriters associated with the initial public offering exercised their option to purchase additional shares of common stock. Meridian received additional gross proceeds of $6.0 million for the 352,941 shares of common stock sold from the exercise of the underwriters’ option. Part of the proceeds were used to redeem $12.8 million in preferred stock.

As of December 31, 2018 Meridian had 6,406,795 shares of common stock, $1 par value, issued and outstanding. There is no preferred stock outstanding.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenues during our last fiscal year, we qualify as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,

•	we may present only two years of audited financial statements and only two years of related management discussion and analysis of financial condition and results of operations;
•	we are exempt from the requirement to obtain an audit of our internal control over financial reporting under the Sarbanes‑Oxley Act of 2002;
•	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and
•	we are not required to give our shareholders non‑binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to take advantage of the scaled disclosure requirements and other relief described above and may take advantage of these exemptions for so long as we remain an emerging growth company.  We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1,070,000,000 or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the previous three‑year period, issued more than $1.0 billion in non‑convertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non‑affiliates exceeds $700 million as of June 30 of that year.

In addition to scaled disclosure and the other relief described above, the JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies.  We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.  If we do so, we will prominently disclose this decision in the first periodic report following our decision, and such decision is irrevocable.

Information about Meridian

Our executive offices are located at 9 Old Lincoln Highway, Malvern, PA 19355 and our telephone number is (484) 568‑5000. Our Internet website is www.meridianbanker.com. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, and all amendments thereto, from November 7, 2017 through August 18, 2018 have been filed with the FDIC. Reports on Form 8-K, and Form 10-Q along with this Annual Report on Form 10-K have been filed with the SEC.  Also on our website are our Audit Committee and Compensation Committee Charters. The information contained in our website or in any websites linked by our website, is not part of this Annual Report on Form 10‑K.  The Corporation’s filings with the SEC can also be accessed at the SEC’s internet website:  http://www.sec.gov.

Investors can obtain copies of Meridian’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on Meridian’s website (accessible under “Investor Relations” – “SEC Filings”) as soon as reasonably practicable after Meridian has filed such materials with, or furnished them to, the SEC.  Meridian will also furnish a paper copy of such filings free of charge upon request.

We also file reports of our condition and income, known as “Call Reports,” with the FDIC and the Parent Company Only Financial Statement for Small Holding Companies known as the “FR Y-9SP” with the Federal Reserve. These reports are available on the FFIEC Central Data Repository’s Public Data Distribution website at cdr.ffiec.gov/public.

SUPERVISION AND REGULATION

We and our subsidiaries are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. This framework may materially affect our growth potential and financial performance and is intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our shareholders and creditors. Significant elements of the statutes, regulations and policies applicable to us and our subsidiaries are described below.

The Bank is an FDIC-insured commercial bank chartered under the laws of Pennsylvania with regulatory oversight from the FDIC and the Pennsylvania Department of Banking and Securities (“PDBS”).    Following the formation of the holding company, the Corporation is now also subject to supervision and examination by, and the regulations and reporting requirements of, the Board of Governors of the Federal Reserve System, and is subject to the disclosure and regulatory requirements of the Exchange Act. In order to adhere to regulatory expectations on an ongoing basis and to successfully prepare for the normal examination processes, Meridian maintains numerous internal controls including policies and programs appropriate to maintain the Bank’s safety and soundness, under such key areas as lending, compliance, BSA-AML, information security, human resources, deposit and cash management products, enterprise risk, merchant services, finance, title services, branch security and wealth management.

Permissible Activities for Bank Holding Companies

The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956 (“BHC Act”).  In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto, which include certain activities relating to extending credit or acting as an investment or financial advisor.

Bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broader range of additional activities than bank holding companies that are not financial holding companies. In particular, financial holding companies may engage in activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. We have not elected to be treated as a financial holding company and currently have no plans to make a financial holding company election.

The Federal Reserve has the power to order any bank holding company or any of its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Permissible Activities for Banks

As a Pennsylvania-chartered commercial bank, our business is subject to extensive supervision and regulation by state and federal bank regulatory agencies. Our business is generally limited to activities permitted by Pennsylvania law and any applicable federal laws. Under the Pennsylvania Banking Code of 1965 (the “Pennsylvania Banking Code”), the Bank may generally engage in all usual banking activities, including, among other things, accepting deposits; lending money on personal and real estate security; issuing letters of credit; buying, discounting, and negotiating promissory notes and other forms of indebtedness; buying and selling foreign currency and, subject to certain limitations, certain investment securities; engaging in certain insurance activities and maintaining safe deposit boxes on premises.

The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured state banks and their subsidiaries. Pursuant to such regulations, insured state banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. State banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the Deposit Insurance Fund, such application will not be approved by the FDIC. Pursuant to this authority, the FDIC has determined that investments in certain majority-owned subsidiaries of insured state banks do not represent a significant risk to the deposit insurance funds. Investments permitted under that authority include real estate activities and securities activities.

Meridian currently conducts certain non-banking activities through certain of the Bank’s non-bank subsidiaries. Meridian Bank currently operates three wholly-owned subsidiaries: Meridian Land Settlement Services, which provides title insurance services; Apex Realty, a real estate holding company; and Meridian Wealth, a registered investment advisory firm.

Pennsylvania law also imposes restrictions on Meridian Bank’s activities intended to ensure the safety and soundness of the Bank. For example, Meridian Bank is restricted under the Pennsylvania Banking Code from investing in certain types of investment securities and is generally limited in the amount of money it can lend to a single borrower or invest in securities issued by a single issuer.

Acquisitions by Bank Holding Companies

The BHC Act, Section 18(c) of the Federal Deposit Insurance Act (“FDIA”), popularly known as the “Bank Merger Act”, the Pennsylvania Banking Code and other federal and state statutes regulate acquisitions of commercial banks and other FDIC-insured depository institutions. We must obtain the prior approval of the Federal Reserve under the BHC Act before (i) acquiring more than 5% of the voting stock of any FDIC-insured depository institution or other bank holding company (other than directly through the Bank), (ii) acquiring all or substantially all of the assets of any bank or bank holding company or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution or to assume certain liabilities of non-banks. In reviewing applications seeking approval of merger and acquisition transactions, banking regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause banking regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Dividends

Meridian is a legal entity separate and distinct from the Bank and the wholly-owned subsidiaries of the Bank. As a Pennsylvania banking institution, the Bank is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations.

Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the federal banking regulators have indicated that banks should carefully review their dividend policy and have discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the Capital Rules, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer, which is to be phased in over a three-year period that began on January 1, 2016. See “—Regulatory Capital Requirements”.

Our principal source of cash flow and income is dividends from our subsidiaries, which is also the component of our liquidity. In addition to the restrictions discussed above, the Bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to our shareholders. Under the Pennsylvania Banking Code, the Bank generally may not pay dividends in excess of its net profits.

On May 24, 2018 the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), amended certain aspects of the company-run stress testing requirement in section 165(i)(2) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  These updated rules require bank holding companies and banks with average total consolidated assets greater than $250 billion to conduct a periodic company-run stress test of capital, consolidated earnings and losses under one base and two stress scenarios provided by the federal banking regulators. We are not currently subject to the stress testing requirements, but we expect that if we become subject to those requirements, the Federal Reserve, the FDIC and the PDBS will consider our results as an important factor in evaluating our capital adequacy, any proposed acquisitions by us or by the holding company and whether any proposed dividends or stock repurchases by us or by the holding company may be an unsafe or unsound practice.

Parity Regulation

A Pennsylvania banking institution may, in accordance with Pennsylvania law and regulations issued by the PDBS, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Pennsylvania, provided that the activity is permissible under applicable federal law and not specifically prohibited by Pennsylvania law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity, subject to a required notice to the PDBS. The FDIA, however, prohibits state-chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the Bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Pennsylvania Banking Code is restricted by the FDIA.

Transactions with Affiliates and Insiders

Transactions between our subsidiaries, or between the Corporation and our subsidiaries,  are regulated under Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by the Bank with, or for the benefit of, its affiliates. Generally, the Federal Reserve Act limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of a bank’s capital stock and surplus, limits the aggregate amount of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and requires those transactions to be on terms at least as favorable to a bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions with an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.

Source of Strength

Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the holding company, is expected to commit resources to support the Bank, including at times when it may not be in a financial position to provide such resources, and it may not be in our, or our shareholders’ or creditors’, best interests to do so. In addition, any capital loans the holding company makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal banking regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulatory Capital Requirements

The Federal Reserve monitors the capital adequacy of the holding company on a consolidated basis, and the FDIC and the PDBS monitor the capital adequacy of the Bank. The banking regulators use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy. The risk-based capital guidelines applicable to us are based on the Basel Committee’s  December 2010 final capital framework, known as Basel III, as implemented by the federal banking regulators. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. However, in May 2015, amendments to the Federal Reserve’s small bank holding company policy statement (the “SBHC Policy”) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the discussion below until they exceed $1.0 billion in assets. As a consequence the holding company is not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $1.0 billion or the Federal Reserve were to determine that the holding company is no longer deemed to be a small bank holding company.

Basel III and the Capital Rules. In July 2013, the federal banking regulators approved final rules, or the Capital Rules, implementing the Basel Committee’s  December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of the Dodd-Frank Act. The Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks, including us, compared to the previous risk-based capital rules. The Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. The Capital Rules, among other things, (i) include a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to prior regulations. The Capital Rules also address risk weights and other issues affecting the denominator in regulatory capital ratio calculations, including replacing the existing risk-weighting approach derived from Basel I with a more risk-sensitive approach based, in part, on the standardized approach adopted by the Basel Committee in its 2004 capital accords, known as Basel II. The Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking regulators’ rules. Subject to a phase-in period for various provisions, the Capital Rules became effective for us beginning on January 1, 2015.

Under the Basel III Capital Rules, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets, (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets and (iv) 4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The current Capital Rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1) until it reaches 2.5% on January 1, 2019. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

When fully phased-in, the Capital Rules will require us to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, (iii) 10.5% total capital to risk-weighted assets and (iv) a minimum leverage ratio of 4%. The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The Capital Rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital for most bank holding companies. Bank holding companies who had less than $15 billion in assets as of December 31, 2009 (and who continue to have less than $15 billion in assets) are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital under the Capital Rules, however.

In addition, under the general risk-based Capital Rules, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, non-advanced approaches banking organizations, including the Bank, were able to make a one-time permanent election to continue to exclude these items. The Bank made this election.

The Capital Rules also prescribed a new standardized approach for risk weightings that expanded the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600%, for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

With respect to the Bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “—Prompt Corrective Action Framework”.

Liquidity Regulations

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30‑day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In September 2014, the federal banking regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations. Neither of these final versions of the LCR would apply to us. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations. The proposed rule would require certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon and has an effective date of January 1, 2018. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as the Corporation.

Prompt Corrective Action Framework

The FDIA also requires the federal banking regulators to take prompt corrective action in respect of depository institutions that fail to meet specified capital requirements. The FDIA establishes five capital categories (“well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”), and the federal banking regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The relevant capital measures, which reflect changes under the Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a leverage ratio of 5% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 4% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6% or a leverage ratio of less than 4%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 3%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2% of average quarterly tangible assets. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized”. An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under the FDIA, in order for the capital restoration plan to be accepted by the appropriate federal banking agency, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations. The bank holding company must also provide appropriate assurances of performance. The obligation of a controlling bank holding company under the FDIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions and capital distributions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

Safety and Soundness Standards

The FDIA requires the federal banking agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying all safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the banking regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. See “—Prompt Corrective Action Framework”. If an institution fails to comply with such an order, the banking regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Deposit Insurance

FDIC insurance assessments

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

As an institution with less than $10 billion in assets, the Bank’s assessment rates are based on the level of risk it poses to the FDIC’s deposit insurance fund (“DIF”). Pursuant to changes adopted by the FDIC that were effective July 1, 2016, the initial base rate for deposit insurance is between three and 30 basis points. Total base assessment after possible adjustments now ranges between 1.5 and 40 basis points. For established smaller institutions, like the Bank, supervisory ratings are used along with (i) an initial base assessment rate, (ii) an unsecured debt adjustment (which can be positive or negative), and (iii) a brokered deposit adjustment, to calculate a total base assessment rate.

Under the Dodd-Frank Act, the limit on FDIC deposit insurance was increased to $250 thousand. The coverage limit is per depositor, per insured depository institution for each account ownership category. The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In December 2018, the FDIC announced that the DIF reserve ratio had surpassed this benchmark.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Other assessments

In addition, the Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on certain deposits in order to service the interest on the FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.

The Volcker Rule

The Dodd-Frank Act, pursuant to a statutory provision commonly called the “Volcker Rule”, prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule, which became effective in July 2015, does not significantly affect the operations of Meridian and its subsidiaries, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of deposits of the institution, including the claims of the FDIC as subrogate of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Interstate Branching

Pennsylvania banking laws authorize banks in Pennsylvania to acquire existing branches or branch de novo in other states, and also permits out-of-state banks to acquire existing branches or branch de novo in Pennsylvania.

In April 2008, state banking regulators in the states of New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the “Interstate MOU”) to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state-chartered banks branching within the region by eliminating duplicative host state compliance exams.

Under the Interstate MOU, the activities of any branches Meridian would establish in New Jersey or New York would be governed by Pennsylvania state law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the PDBS. In the event that the PDBS and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the PDBS and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) any state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

Consumer Financial Protection

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act, the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, Fair Credit Reporting Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, Telephone Consumer Protection Act, CAN-SPAM Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, restrict our ability to raise interest rates on extensions of credit and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws with respect to certain consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations. The CFPB has the authority to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities.  Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of the Bank and enforcement with respect to various federal consumer protection laws so long as the Bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as the Bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the TILA, the ECOA and new requirements for financial services products provided for in the Dodd-Frank Act.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined in the Dodd-Frank Act as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s  (a) lack of financial savvy, (b) inability to protect herself or himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but it could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

Federal Home Loan Bank Membership

The Bank is a member of the FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Ability-To-Pay Rules and Qualified Mortgages

As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing TILA, which requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors, such as the Bank, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate “qualified mortgages”, which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

Commercial Real Estate Guidance

In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Guidance”). In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices”, which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represent 300% or more of its total capital and (2) the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Leveraged Lending Guidance

In March 2013, the federal banking regulators jointly issued guidance on leveraged lending that updates and replaces the guidance for leveraged finance activities issued by the federal banking regulators in April 2001. The revised leveraged lending guidance describes regulatory expectations for the sound risk management of leveraged lending activities, including the importance for institutions to maintain, among other things, (i) a credit limit and concentration framework consistent with the institution’s risk appetite, (ii) underwriting standards that define acceptable leverage levels, (iii) strong pipeline management policies and procedures and (iv) guidelines for conducting periodic portfolio and pipeline stress tests.

Community Reinvestment Act of 1977

Under the CRA, the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of the Bank, the FDIC is required to assess our compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay in certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. Our bank received a rating of “Satisfactory” in its most recently completed CRA examination in 2016 that was as of November 8, 2016.

Financial Privacy

The federal banking regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering and the USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been combating money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“the USA PATRIOT Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States in these areas: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities. The U.S. Treasury Department’s Financial Crimes Enforcement Network, among other federal agencies, also promulgates rules and regulations regarding the USA PATRIOT Act with which financial institutions are required to comply. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and significant civil money penalties against institutions found to be violating these obligations and have in some cases brought criminal actions against some institutions for these types of violations.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences and could result in civil money penalties imposed on the institution by OFAC. Failure to comply with these sanctions could also cause applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Incentive Compensation

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In June 2010, the federal banking regulators issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (2) be compatible with effective internal controls and risk management and (3) be supported by strong corporate governance, including active and effective oversight by the organization ‘s board of directors.

During the second quarter of 2016, certain U.S. regulators, including the Federal Reserve, the FDIC and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would not include the Bank). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include: (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping.

Pursuant to rules adopted by the stock exchanges and approved by the Securities and Exchange Commission (“SEC”) in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements.  This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could affect the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital or modify our business strategy, or limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.

Item 1A. Risk Factors

Investing in our common stock involves a significant degree of risk.  The material risks and uncertainties that management believes affect us are described below.  Before investing in our common stock, you should carefully consider the risks and uncertainties described below, in addition to the other information contained in this Annual Report.  Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations.  As a result, the trading price of our common stock could decline, and you could lose some or all of your investment.  Further, to the extent that any of the information in this Annual Report on Form 10‑K constitutes forward‑looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward‑looking statements made by us or on our behalf.  See “Cautionary Note Regarding Forward‑Looking Statements”.

Risks Related to Our Business

Credit and Interest Rate Risks

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk.  As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans and leases according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment.  In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral.  In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards.  The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge‑offs and may necessitate that we significantly increase our allowance for loan and lease losses, each of which could adversely affect our net income.  As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

The Corporation’s allowance for loan and lease losses may be insufficient, and an increase in the allowance would reduce earnings.

The credit quality of our loan and lease portfolio can have a significant impact on our earnings.  We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease losses charged to expense representing management’s best estimate of probable losses that may be incurred within our existing portfolio of loans and leases.  The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in our loan and lease portfolio.  The level of the allowance reflects management’s continuing evaluation of specific credit risks; the quality of the loan and lease portfolio; the value of the underlying collateral; the level of non‑accruing loans and leases; incurred losses inherent in the current loan and lease portfolio; and economic, political and regulatory conditions.

If the evaluation we perform in connection with establishing loan and lease loss reserves is insufficient, our allowance for loan and lease losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results.

The regulators, in reviewing our loan and lease portfolio as part of a regulatory examination, may from time to time require us to increase our allowance for loan and lease losses, thereby negatively affecting our earnings, financial condition and capital ratios at that time. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans and leases, identification of additional impaired loans and leases and other factors, both within and outside of our control. Additions to the allowance could have a negative impact on our results of operations.

In addition, in June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 (Topic 326 -Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”).  This standard will replace the current approach under GAAP for establishing allowances for loan and lease losses (the “Allowance”), which generally considers only past events and current conditions, with a forward‑looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. We are currently evaluating the effect that the new accounting standard will have on the consolidated financial statements and related disclosures. The standard will be effective for us as of January 1, 2022.

Our business, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

In addition to relying on borrowers to repay their loans and leases, we are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations.  These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.  A default by a significant market participant, or concerns that such a party may default, could lead to significant liquidity problems, losses or defaults by other parties, which in turn could adversely affect us.

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances.  Deterioration in the credit quality of third parties whose securities or obligations we hold, including the Federal Home Loan Mortgage Corporation, Government National Mortgage Corporation and municipalities, could result in significant losses.

Our mortgage lending business may not provide us with significant non-interest income.

The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control.

Because we sell substantially all of the mortgage loans we originate, the profitability of our mortgage banking business also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain.  In fact, as rates rise, we expect increasing industry-wide competitive pressures related to changing market conditions to reduce our pricing margins and mortgage revenues generally.  Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market.  If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations.

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by government-sponsored entities (“GSEs”) and other institutional and non-institutional investors.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  We are highly dependent on these purchasers continuing their mortgage purchasing programs.  Additionally, because the largest participants in the secondary market are Ginnie Mae, Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations.  In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government.  Long-term continue operation in government-run conservatorships is not sustainable for the GSEs but until Congress determines the future of the GSEs and the housing finance market, the Federal Housing Finance Agency (“FHFA”) will continue to carry out its responsibilities as conservator.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

We sell substantially all of the mortgage loans held for sale that we originated.  When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated.  Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties.  In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan, resulting in these mortgage loans being placed on our books and subjecting us to the risk of a potential default.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings.

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a significant part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of the Corporation. As interest rates change, net interest income is affected. Rapidly increasing interest rates in the future could result in interest expenses increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Changes in interest rates might also impact the values of equity and debt securities under management and administration by the Meridian Wealth which may have a negative impact on fee income.

The value of the financial instruments we own may decline in the future.

As of December 31, 2018, we owned $63.2 million of investment securities, which consisted primarily of our positions in U.S. government and government‑sponsored enterprises and federal agency obligations, mortgage and asset‑backed securities and municipal securities.  We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other‑than‑temporary impairment.  The process for determining whether impairment is other‑than‑temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security.  Because of changing economic and market conditions affecting issuers, we may be required to recognize other‑than‑temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

In addition, an increase in market interest rates may affect the market value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings.

Funding Risks

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations.  An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity.  Our most important source of funds consists of our customer deposits.  Deposit balances can decrease for a variety of reasons, including when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.  If customers move money out of bank deposits and into other investments, we could lose a stable source of funds.  This loss would require us to seek other funding alternatives, including wholesale funding, in order to continue to grow, thereby potentially increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash from operations and investment maturities, redemptions and sales.  To a lesser extent, proceeds from the issuance and sale of securities to investors has become a source of funds.  Additional liquidity is provided by brokered certificates of deposits and we have the ability to borrow from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh (“FHLB”).  We also may borrow from correspondent banks or third party lenders from time to time.  Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.  Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter‑bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System.

Any decline in available funding could adversely impact our ability to continue to implement our business plan, including originating loans, investing in securities, meeting our expenses or fulfilling obligations such as repaying our borrowings and meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

The Corporation’s liquidity is dependent on dividends from the Bank.

The Corporation is a legal entity separate and distinct from the Bank, which is a wholly‑owned banking subsidiary.  A substantial portion of our cash flow from operating activities, including cash flow to pay principal and interest on any debt we may incur, will come from dividends from the Bank.  Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to our shareholders.  For example, Pennsylvania law only permits the Bank to pay dividends out of its net profits then on hand, after first deducting the Bank’s losses and any debts owed to the Bank on which interest is past due and unpaid for a period of six months or more, unless the same are well secured and in the process of collection.  Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Loss of deposits could increase our funding costs.

As do many banking companies, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base.  We accept deposits directly from consumer and commercial customers and, as of December 31, 2018, we had $752.1 million in deposits.  These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits.  The loss of customer deposits for any reason could increase our funding costs.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships.  Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships.  Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market‑wide liquidity problems and losses or defaults by various institutions.  This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition.  We may not be able to obtain capital on acceptable terms or at all.  Any occurrence that may limit our access to capital, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.  Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors.  An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations and could be dilutive to both tangible book value and our share price.

Operational Risks

We may not be able to implement our growth strategy or manage costs effectively, resulting in lower earnings or profitability.

There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future.  Our strategy is focused on organic growth, supplemented by opportunistic acquisitions.

Our growth requires that we increase our loan and deposit growth while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives.  Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets.  Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.

Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity‑related incidents could have a material adverse effect on our business, financial condition or results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity‑related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation.  Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.  Information security breaches and cybersecurity‑related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyberattacks.  In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyberattacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts.  Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity‑related incidents in recent periods.  Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity.  Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

We also face risks related to cyberattacks and other security breaches in connection with debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including retailers and payment processors.  Some of these parties have in the past been the target of security breaches and cyberattacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyberattacks affecting any of these third parties could affect us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them, including costs to replace compromised debit cards and address fraudulent transactions.

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online banking or reporting systems.  The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence.  Breaches of information security also may occur, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees.  In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems.  Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyberattacks and periodically test our security, our or our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability—any of which could have a material adverse effect on our business, financial condition or results of operations.

More generally, publicized information concerning security and cyber‑related problems could inhibit the use or growth of electronic or web‑based applications or solutions as a means of conducting commercial transactions.  Such publicity may also cause damage to our reputation as a financial institution.  As a result, our business, financial condition or results of operations could be adversely affected.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries.  We outsource to third parties many of our major systems, such as data processing, loan servicing, deposit processing and internal audit systems.  The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations.  Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions.  If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.  In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, debit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers.  Any such events could have a material adverse effect on our business, financial condition or results of operations.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute‑by‑minute basis, and even a short interruption in service could have significant consequences.  We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators.  Each of these third parties may be targets of the same types of fraudulent activity, computer break‑ins and other cyber security breaches described above or herein, and the cyber security measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves.  Although we review business continuity and backup plans for our vendors and take other safeguards to support our operations, such plans or safeguards may be inadequate.  As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

Our use of third party vendors and our other ongoing third party business relationships is subject to increasing regulatory requirements and attention.

Our use of third party vendors for certain information systems is subject to increasingly demanding regulatory requirements and attention by our federal bank regulators.  Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships.  In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs.  We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships.  As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology‑driven products and services.  The effective use of technology increases efficiency and enables financial institutions to serve customers better and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements than we do.  We may not be able to effectively implement new, technology‑driven products and services or be successful in marketing these products and services to our customers.  In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws.  Failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use.  Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available.  A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

Current or former employee or predecessor misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance.  Our employees could engage, or our former directors, employees, or controlling shareholders could have engaged, in misconduct that adversely affects our business.  For example, if such a person were to engage, or previously engaged, in fraudulent, illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, customer relationships and ability to attract new customers.  Our business often requires that we deal with confidential information.  If our employees were to improperly use or disclose this information, or if former directors, employees, or controlling shareholders previously improperly used or disclosed this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships.  It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective.  Misconduct by our employees or former directors, employees, or controlling shareholders, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.

We may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees.  There is a limited number of qualified persons with requisite knowledge of, and experience in, certain of our specialized business lines.  A number of our employees have considerable tenure with Meridian, which makes succession planning important to the continued operation of our business.  We need to continue to attract and retain key personnel and to recruit qualified individuals who fit our culture to succeed existing key personnel to ensure the continued

growth and successful operation of our business.  Leadership changes may occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel.  Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase.  This could have a material adverse effect on our business, financial condition or results of operations.  The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan, could have a material adverse effect on our business, financial condition or results of operations.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business.  There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed.  In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits.  Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services.  Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operations.

External Risks

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole.  Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in southeast Pennsylvania, Delaware and southern New Jersey.  The economic conditions in this local market may be different from, or worse than, the economic conditions in the United States as a whole.  Some elements of the business environment that affect our financial performance include short‑term and long‑term interest rates, the prevailing yield curve, inflation and price levels, tax policy, monetary policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate.  Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge‑offs, additional provisions for loan and lease losses, adverse asset values and an overall material adverse effect on the quality of our loan and lease portfolio.  Unfavorable or uncertain economic and market conditions can be caused by, among other factors, declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; changes in inflation or interest rates; increases in real estate and other state and local taxes; high unemployment; natural disasters; or a combination of these or other factors.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate or mortgage loans originated for sale.

Many of the loans in our portfolio are secured by real estate.  As of December 31, 2018, our real estate loans, excluding mortgages held for sale, include $111.7 million of construction and development loans, $82.3 million of home equity loans, $328.6 million of commercial real estate (“CRE”) loans and $53.8 million of residential mortgage loans, with the majority of these real estate loans concentrated in the southeast Pennsylvania, Delaware and southern New Jersey.  Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally.  Southeast Pennsylvania, Delaware and southern New Jersey has experienced volatility in real estate values over the past decade.  Declines in real estate values, including prices for homes and commercial properties in southeast Pennsylvania, Delaware and southern New Jersey, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge‑offs, and reduced demand for our products and services, generally.

Our small business customers may lack the resources to weather a downturn in the economy.

One of our primary strategies is serving the banking and financial services needs of small and medium sized businesses.  These businesses generally have fewer financial resources than larger entities and less access to capital sources and loan facilities.  If economic conditions are generally unfavorable in our market areas, our small business borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our results of operations and financial condition.

We operate in a highly competitive and changing industry and market area and compete with both banks and non‑banks.

We operate in the highly competitive financial services industry and face significant competition for customers from financial institutions located both within and beyond our principal markets.  We compete with national commercial banks, regional banks, private banks, savings banks, credit unions, non‑bank financial services companies and other financial institutions operating within or near the areas we serve, many of whom target the same customers we do in southeast Pennsylvania, Delaware and southern New Jersey.  As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non‑banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our customers’ needs by using technology.  Customer loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer.  We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions operating in our markets that have significantly greater resources than us, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability.  Many of our non‑bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Our inability to compete successfully in the markets in which we operate could have a material adverse effect on our business, financial condition or results of operations.

Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.

We rely, in part, on the reputation of the Bank to attract customers and retain our customer relationships.  Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high‑quality financial services.  Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions.  Maintenance of our reputation depends not only on our success in maintaining our service‑focused culture and controlling and mitigating the various risks described in this Annual Report on Form 10‑K, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti‑money laundering, customer personal information and privacy issues, customer and other third party fraud, record‑keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements.  Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Meridian” brand and associated trademarks and our other intellectual property.  Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.

Severe weather, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business.  In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans and leases, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses.  The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

Legal, Accounting and Compliance Risks

Accounting standards periodically change and the application of our accounting policies and methods may require management to make estimates about matters that are uncertain.

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

In addition, management must exercise judgment in appropriately applying many of our accounting policies and methods so they comply with generally accepted accounting principles. In some cases, management may have to select a particular accounting policy or method from two or more alternatives. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in our reporting materially different amounts than would have been reported if we had selected a different policy or method. Accounting policies are critical to fairly presenting our financial condition and results of operations and may require management to make difficult, subjective or complex judgments about matters that are uncertain.

The Corporation’s controls and procedures may fail or be circumvented.

Our management diligently reviews and updates the Corporation’s internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any failure or undetected circumvention of these controls could have a material adverse impact on our financial condition and results of operations.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our shareholders and creditors.  The Corporation is subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the FDIC and the PDBS.  The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us, restrictions on dividends and establishment of new offices.  We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all.  Our regulators also have the ability to compel us to take certain actions, or restrict us from taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice.  Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to capital adequacy requirements and may be subject to more stringent capital requirements.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain.  From time to time, the regulators change these regulatory capital adequacy and liquidity guidelines.  If we fail to meet these minimum capital adequacy and liquidity guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.  See “Supervision and Regulation—Regulatory Capital Requirements” for more information on the capital adequacy standards that we must meet and maintain.

In particular, the capital adequacy and liquidity requirements applicable to the Bank and the Corporation under the recently adopted capital rules implementing the Basel III capital framework in the United States (the “Capital Rules”) began to be phased‑in starting in 2015.  Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 capital ratio and the concept of a capital conservation buffer.  Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 and Tier 2 capital.  In order to be a “well‑capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more.  Institutions must also maintain a capital conservation buffer consisting of common equity Tier 1 capital.  The Basel III rules also generally preclude certain hybrid securities, such as trust preferred securities, from being counted as Tier 1 capital.  However, we are permitted to include qualifying trust preferred securities issued prior to May 19, 2010 as Additional Tier 1 capital.  The Basel III Capital Rules became effective as applied to us and Meridian Bank on January 1, 2015 with a phase‑in period that generally extends through January 1, 2019 for many of the changes.

While we currently meet the requirements of the Basel III‑based Capital Rules, we may fail to do so in the future.  The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and level of required deposit insurance assessments to the FDIC, our ability to pay dividends on our capital stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

Increases in FDIC insurance premiums may adversely affect the Corporation’s earnings.

In response to the impact of economic conditions since 2008 on banks generally and on the FDIC Deposit Insurance Fund (the “DIF”), the FDIC changed its risk-based assessment system and increased base assessment rates. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. In February 2011, as required under the Dodd-Frank Act, the FDIC issued a ruling that changed the assessment base against which FDIC assessments for deposit insurance are made. Instead of FDIC insurance assessments being based upon an insured bank’s deposits, FDIC insurance assessments are now generally based on an insured bank’s total average assets minus average tangible equity. With this change, the Corporation expects that its overall FDIC insurance cost will decline. However, a change in the risk categories applicable to the Corporation’s bank subsidiaries, further adjustments to base assessment rates, and any special assessments could have a material adverse effect on the Corporation.

The Dodd-Frank Act also requires that the FDIC take steps necessary to increase the level of the DIF to 1.35% of total insured deposits by September 30, 2020. In October 2010, the FDIC adopted a Restoration Plan to achieve that goal. Certain elements of the Restoration Plan are left to future FDIC rulemaking, as are the potential for increases to the assessment rates, which may become necessary to achieve the targeted level of the DIF. Future FDIC rulemaking in this regard may have a material adverse effect on the Corporation.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The FDIC, PDBS and the Federal Reserve periodically examine our business, including our compliance with laws and regulations.  If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our predecessor were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate.  These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place the Bank into receivership or conservatorship.  Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

Our ability to pay dividends may be limited; consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments.  We expect that we will retain all earnings, if any, for operating capital, and we do not expect our board of directors to declare any dividends on our common stock in the foreseeable future.  Even if we have earnings in an amount sufficient to pay cash dividends, our board of directors may decide to retain earnings for the purpose of financing growth.  We cannot assure you that cash dividends on our common stock will ever be paid.  You should not purchase shares of common stock offered hereby if you need or desire dividend income from this investment.

In addition, our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the federal and state bank regulators regarding capital adequacy and dividends.

Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock in the event we decide to declare dividends.  Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

Previously enacted and potential future legislation, including legislation to reform the U.S. financial regulatory system, could adversely affect our business.

The change in President and political party controlling the Executive Branch of the Federal Government resulting from the 2016 U.S. presidential election has brought changes to laws and regulations of the U.S. financial services industry, including the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), and may continue to bring changes that we cannot now predict. The EGRRCPA, which amended the Dodd-Frank Act, directed certain federal banking regulatory agencies, including the Federal Reserve, to take action to reduce the regulatory burden on certain banks and financial institutions. Federal banking regulatory agencies are currently working on taking the actions congressionally mandated by the EGRRCPA; however, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact our business, at least in the short-term, even if the long-term impact of any such changes are positive for our business. Further, it is unknown what impact the 2018 congressional elections and change in leadership of the House of Representatives will have on future legislation.

Market conditions have resulted in the creation of various programs by the United States Congress, the Treasury, the Federal Reserve and the FDIC that were designed to enhance market liquidity and bank capital. As these programs expire, are withdrawn or reduced, the impact on the financial markets, banks in general and their customers is unknown. This could have the effect of, among other things, reducing liquidity, raising interest rates, reducing fee revenue, limiting the ability to raise capital, all of which could have an adverse impact on the financial condition of the Bank and the Corporation.

Additionally, the federal government has passed a variety of other reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act. The Dodd-Frank Act imposed significant regulatory and compliance changes. Effects of the Dodd-Frank Act on our business include:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier I capital;
•

creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;
•	changes to deposit insurance assessments;
•	regulation of debit interchange fees we earn;
•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds, commonly referred to as the Volcker Rule. The EGRRCPA provided an exemption from the Volcker Rule’s restrictions for banks with less than $250 billion in assets. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us.

Rulemaking changes implemented by the Consumer Financial Protection Bureau (“CFPB”) may result in higher regulatory and compliance costs that could adversely affect our results of operations.

The Dodd‑Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws.  The consumer protection provisions of the Dodd‑Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation.  See “Supervision and Regulation—Consumer Financial Protection”.  Notwithstanding that insured depository institutions with assets of $10 billion or less (such as Meridian Bank) will continue to be supervised and examined by their primary federal regulators, the ultimate impact of this heightened scrutiny is uncertain and could result in changes to pricing, practices, products and procedures.  It could also result in increased costs related to regulatory oversight, supervision and examination, remediation efforts and possible penalties.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally.  This focus has only intensified since the Great Recession, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti‑money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”).

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our current and/or prior business activities.  Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages.  In addition, while the arbitration provisions in certain of our customer agreements historically have limited our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing our arbitration clause in the future.  Further, we have in the past, and may in the future be subject to consent orders with our regulators.  We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities.  Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation.  Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business.  Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities.  As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could have a material adverse effect on our business, financial condition or results of operations.

Non‑compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

The USA PATRIOT Act of 2001 and the Bank Secrecy Act require financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti‑money laundering regulations.  Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches.  In recent years, several banking institutions have received large fines for non‑compliance with these laws and regulations.  While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.  Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws.  For example, our business is subject to the Gramm‑Leach‑Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches.  Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach.  Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security‑related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities.  This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives.  This includes increased privacy‑related enforcement activity at the federal level, by the Federal Trade Commission and CFPB, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations.  Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to environmental liability risk associated with our lending activities and with the property we own.

A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans and there is a risk that hazardous or toxic substances could be found on these properties, notwithstanding our prior due diligence.  We also own our corporate headquarters and it is possible that hazardous or toxic substances could be found on this property.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Acquisition Activity

We may be adversely affected by risks associated with completed and potential acquisitions, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

We plan to grow our businesses organically but remain open to considering potential smaller bank or other acquisition opportunities that fit within the deposit strength and commercial orientation of our franchise and that we believe support our businesses and make financial and strategic sense.  In the event that we do pursue acquisitions, we may have difficulty executing on acquisitions and may not realize the anticipated benefits of any transaction we complete.  Any of the foregoing matters could materially and adversely affect us.

Generally, any acquisition of target financial institutions, branches or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve and the FDIC as well as the PDBS.  In evaluating applications seeking approval of acquisitions, such regulators consider factors such as, among other things, the competitive effect and public benefits of the transaction, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA, the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities.  Such regulators could deny our application, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us.  For example, we could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of an acquisition.

As to any acquisition that we complete, including the wealth acquisition, which took place in April 2017, we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations.

In addition, acquisition activities could be material to our business and involve a number of risks, including the following:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in the Corporation’s attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•	the time and expense required to integrate the operations and personnel of the combined businesses;
•	experiencing higher operating expenses relative to operating income from the new operations;
•	creating an adverse short-term effect on our results of operations;
•	losing key employees and customers as a result of an acquisition that is poorly received;
•	risk of significant problems relating to the conversion of the financial and customer data of the entity being acquired into the Corporation’s financial and customer product systems; and,
•	potential impairment of goodwill or intangible assets created in business acquisitions.

We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions.  Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and could have an adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock

Our stock price, like many of our peers, may be volatile, and you could lose part or all of your investment as a result.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price may fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our quarterly results of operations;
•	recommendations or research reports about us or the financial services industry in general published by securities analysts;
•	the failure of securities analysts to cover, or continue to cover, us after this offering;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends, concerns and other issues in the financial services industry;
•	perceptions in the marketplace regarding us, our competitors or other financial institutions;
•	future sales of our common stock;
•	departure of our management team or other key personnel;
•	new technology used, or services offered, by competitors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;
•	litigation and governmental investigations; and
•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation that, even if our defense is successful, could distract our management and be costly to defend.  General market fluctuations, industry factors and general economic and political conditions and events—such as economic slowdowns or recessions, interest rate changes or credit loss trends—could also cause our stock price to decrease regardless of operating results.

We are an emerging growth company within the meaning of the Securities Act of 1933 (the “Securities Act”) and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an “emerging growth company”, as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002 (“Sarbanes‑Oxley”), being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Financial Accounting Standards Board or the SEC reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company.  If we do so, we will prominently disclose this decision in the first periodic report following our decision, and such decision is irrevocable.  Although the JOBS Act allowed us to present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in our registration statement for our initial public offering, we elected to provide five years of selected financial data.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.  Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.  We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Certain banking laws and certain provisions of our articles of incorporation may have an anti‑takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders.  Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution.  Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank.

There also are provisions in our articles of incorporation and our bylaws, such as limitations on the ability to call a special meeting of our shareholders, that may be used to delay or block a takeover attempt.  In addition, our board of directors are be authorized under our articles of incorporation to issue shares of our preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without shareholder approval.  These provisions may effectively inhibit a non‑negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation is headquartered in Malvern, Pennsylvania and has six full-service branches.  Its main branch, in Paoli, serves the Main Line.  The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively.  The Philadelphia branch opened December 2017.  In addition to our deposit taking branches, there are currently 16 other offices, including headquarters for Corporate, the Wealth Division and the Mortgage Division.  Other than our corporate headquarters, all of our offices are leased.  The Bank had a net book value of $6.2 million for all locations at December 31, 2018.

Branch locations:

•	Paoli Branch – 1176 Lancaster Avenue, Paoli, PA 19301
•	West Chester Branch – 16 W. Market Street, West Chester, PA 19382
•	Media Branch – 100 E. State Street, Media, PA 19063
•	Doylestown Branch – 1719A S. Easton Road, Doylestown, PA 18901
•	Blue Bell Branch – 653 Skippack Pike, Ste. 116, Blue Bell, PA 19422
•	Philadelphia Branch – 1760 Market Street, Philadelphia, PA 19103

Other offices:

•	Corporate Headquarters – 9 Old Lincoln Highway, Malvern, PA 19355
•	Mortgage Headquarters – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
•	Meridian Wealth Office – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
•	Mortgage Loan Production Office – 1601 Concord Pike, Suite 45, Wilmington, DE 19803
•	Mortgage Loan Production Office – 5301 Limestone Road, Suite 202, Wilmington, DE 19801
•	Mortgage Loan Production Office – 22128 Sussex Highway, Seaford, DE 19973
•	Mortgage Loan Production Office – 111 Continental Drive, Suite 406, Newark, DE 19713
•	Mortgage Loan Production Office – 1215 Manor Drive, Mechanicsburg, PA 17055
•	Mortgage Loan Production Office – 350 Highland Drive, Suite 160, Mountville, PA 17554
•	Mortgage Loan Production Office – 1000 Crawford Place, Mt. Laurel, NJ 08054
•	Mortgage Loan Production Office – 2330 New Road, Northfield, NJ 08225
•	Mortgage Loan Production Office – One Neshaminy Interplex, Trevose, PA 19053
•	Mortgage Loan Production Office – 1909 Veterans Highway, Levittown, PA 19056
•	Mortgage Loan Production Office – 711 Spring Street, Wyomissing, PA 19610
•	Mortgage Loan Production Office – 347 2nd Street, Suite 4, Southampton, PA 18966
•	Mortgage Loan Production Office – 1221 College Park Drive, Suite 118, Dover, DE 19904

Item 3. Legal Proceedings

On November 21, 2017 several former employees of the mortgage-banking division of Meridian Bank filed a complaint in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, et. al., purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. On June 4, 2018 plaintiffs filed an amended complaint, to which Meridian answered, denying the claims and presenting affirmative defenses. Presently before the court is plaintiffs’ motion to conditionally certify the case as a collective action, which preliminary motion Meridian has opposed, and which motion remains pending. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Bank has recorded a $200 thousand reserve as a reasonable estimate for possible losses that may result from this action. This estimate may change from time to time, and actual losses, if any, could vary.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock began trading on the NASDAQ Global Select Market under the symbol "MRBK" on November 7, 2017. Prior to November 7, 2017, there was no established public trading market for our common stock.  As of March 31, 2019, there were approximately 428 holders of record of our common stock.

On November 7, 2017, the Bank closed an underwritten public offering of 2,352,941 shares of its common stock at a price to the public of $17.00 per share. In addition, on November 10, 2017, the underwriters exercised their option to purchase an additional 352,941 shares offered by the Bank for a total issuance of 2,705,882 shares. The gross proceeds of the offering, before deducting underwriting discounts and commissions and other offering expenses, was approximately $46.0 million.  The total aggregate underwriting discount was $3,105,000.  All shares were issued under the exemption from registration provided by Section 3(a)(2) of the Securities Act of 1933, as amended.

Following our initial public offering, the Bank used the net proceeds to repurchase all 12,845 outstanding shares, with a liquidation preference $1,000, of our Series 2009A Preferred Stock, Series 2009B Preferred Stock, and Series 2009C Preferred Stock.  Total redemption cost was approximately $12.9 million, which included $96 thousand of accrued dividends.

On August 24, 2018, the Corporation acquired the Bank in a merger and reorganization effected under Pennsylvania law and in accordance with the terms of a Plan of Merger and Reorganization dated April 26, 2018 (the “Agreement”).  Pursuant to the Agreement, on August 24, 2018 at 5:00 p.m. all of the outstanding shares of the Bank’s $1.00 par value common stock formerly held by its shareholders was converted into and exchanged for one newly issued share of the Corporation’s par value common stock, and the Bank became a subsidiary of the Corporation. Because the Bank and the Corporation were entities under common control, this exchange of shares between entities under common control resulted in the retrospective combination of the Bank and the Corporation for all periods presented as if the combination had been in effect since inception of common control.

Dividend Policy

The Corporation has not paid any cash dividends on its common stock and has no plans at this time to pay cash dividends.

Item 6. Selected Financial Data

Selected historical consolidated financial information

The following table should be read in conjunction with our Consolidated Financial Statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Annual Report on Form 10‑K.

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
(Dollars in thousands, except per share data)
Selected period End Balance Sheet Data:
Cash and cash equivalents	23,952	35,506	18,872	19,159	10,330
Investment securities	63,169	52,867	47,552	39,739	30,913
Loans receivable, gross	875,801	729,661	643,864	584,428	525,892
Loans held for sale	37,695	35,024	39,573	83,684	45,065
Allowance for loans losses	(8,053)	(6,709)	(5,425)	(5,298)	(5,008)
Goodwill and intangible assets, net	5,046	5,495	—	—	—
Total assets	997,388	856,035	733,693	663,344	582,208
Interest-bearing deposits	625,980	526,655	431,034	430,068	422,331
Total deposits	752,130	627,109	527,136	490,568	462,709
Total liabilities	887,521	754,672	663,730	610,423	537,167
Total Stockholder's equity	109,867	101,363	69,963	52,921	45,041

Selected Income Statement Data:
Interest income	44,064	35,720	30,980	27,981	25,262
Interest expense	11,407	6,782	5,192	4,590	3,752
Net interest income	32,657	28,938	25,788	23,391	21,510
Provisions for loan losses	1,577	2,161	1,198	1,434	2,543
Net interest income after provisions for loan losses	31,080	26,777	24,590	21,957	18,967
Noninterest income	32,355	36,700	42,844	36,121	25,289
Noninterest expense	52,945	57,691	59,913	48,642	37,678
Net income before income taxes	10,490	5,786	7,521	9,436	6,578
Income tax expense (benefit)	2,327	2,754	2,599	3,248	2,271
Net income	8,163	3,032	4,922	6,188	4,307
Preferred stock dividends and net accretion	—	(1,167)	(1,156)	(1,099)	(890)
Net income available to common shareholders	8,163	1,865	3,767	5,089	3,417

Selected Per Share Data:
Earnings per common share, basic	$1.28	0.50	1.12	1.91	1.38
Earnings per common share, diluted	1.27	0.49	1.11	1.88	1.35
Book value per common share	17.15	15.86	15.50	14.69	12.75
Tangible book value per share(1)	16.36	15.00	15.50	14.69	12.75
Weighted average common shares outstanding, basic	6,397	3,743	3,362	2,669	2,484
Weighted average common shares outstanding, diluted	6,427	3,770	3,389	2,706	2,523
Shares outstanding at the end of period	6,407	6,392	3,685	2,773	2,580

Selected Performance Metrics:
Return on average assets (ROAA)	0.90%	0.39%	0.71%	1.02%	0.80%
Return on average shareholders'' equity (ROAE)	7.77%	3.97%	7.69%	12.78%	10.32%
Net interest spread	3.44%	3.69%	3.67%	3.83%	4.01%
Net interest margin (NIM)	3.80%	3.93%	3.87%	3.98%	4.13%
Efficiency ratio	81.44%	87.78%	87.30%	81.73%	80.73%
Noninterest income to average assets	3.62%	4.69%	6.21%	5.96%	4.70%
Noninterest expense to average assets	5.87%	7.41%	8.68%	8.03%	7.00%
Yield on interest-earning assets	5.14%	4.83%	4.62%	4.74%	4.83%
Cost of interest-bearing liabilities	1.69%	1.16%	0.95%	0.91%	0.82%
Yield on loans	5.35%	5.10%	4.89%	4.99%	5.10%
Cost of deposits	1.54%	0.95%	0.77%	0.71%	0.70%

Selected Credit Quality Ratios:
Nonperforming assets to total assets	0.39%	0.42%	0.73%	0.63%	0.67%
Nonperforming loans to total loans	0.45%	0.43%	0.83%	0.68%	0.66%
Allowance for loan losses to nonperforming loans	204.85%	212.51%	101.90%	133.65%	143.21%
Allowance for loan losses to total loans	0.92%	0.92%	0.84%	0.91%	0.95%
Allowance for loan losses to total loans held-for-investment	0.96%	0.96%	0.90%	1.06%	1.04%
Net charge-offs to average loans	0.03%	0.13%	0.17%	0.21%	0.34%

Capital Ratios:
Tier 1 leverage capital ratio	11.20%	12.37%	9.67%	8.39%	7.91%
Tier 1 risk-based capital ratio	11.76%	12.86%	10.62%	9.29%	8.33%
Total risk-based capital ratio	13.70%	15.53%	13.51%	12.58%	11.73%
Common equity tier 1 capital ratio	11.76%	12.86%	8.68%	N/A	N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate.  To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information.  These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions and judgements are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements.  In particular, management has identified the provision and allowance for loan and lease losses as the accounting policy that, due to the estimates, assumptions and judgements inherent in that policy, is critical in understanding our financial statements. Management has presented the application of this policy to the audit committee of our board of directors.

The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies.  We have elected to take advantage of this extended transition period, which means that the financial statements included in this Annual Report, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.  If we do so, we will prominently disclose this decision in the first periodic report filed with the SEC following our decision, and such decision is irrevocable.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments.  Additional information about these policies can be found in footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2018 and 2017.

Provision and allowance for loan and lease losses

The provision for loan and lease losses reflects the amount required to maintain the allowance for loan and lease losses (“Allowance”) at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.

The Allowance is maintained at a level that management believes is appropriate to provide for incurred loan and lease losses as of the date of the Consolidated Balance Sheet and we have established methodologies for the determination of its adequacy.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general allowance as well as specific allowances that are determined on an individual loan basis for impaired loans.  We increase our Allowance by charging provisions for losses against our income and decreased by charge‑offs, net of recoveries.

The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  While management uses available information to recognize losses on loans and leases, changes in economic or other conditions may necessitate revision of the estimate in future periods.

The Allowance is maintained at a level sufficient to provide for probable losses based upon an ongoing review of the originated loan and lease portfolios by portfolio category, which include consideration of actual loss experience, peer loss experience, changes in the size and risk profile of the portfolio, identification of individual problem loan and lease situations which may affect a borrower’s ability to repay, and evaluation of prevailing economic conditions.

Results of operations – Years ended December 31, 2018 and 2017

Overview

Our reported net income for the year ended December 31, 2018,  was $8.2 million compared to $3.0 million for the same period in 2017.  Net income available  to common shareholders was $8.2 million or $1.27 per diluted common share for the year ended December 31, 2018 and $1.9 million or $0.49 per diluted common share for the same period in 2017.  The $5.1 million increase in net income was attributable to a $3.7 million increase net interest income, a decrease of $401 thousand in net non-interest expense (non-interest expense less non-interest income), a decrease in the provision for loan losses of $584 thousand, and a decrease in income tax expense of $427 thousand.

Net interest income

Our earnings are derived predominantly from net interest income, which is our interest income less interest expense.  Changes in our balance sheet composition, including interest-earning assets, deposits, and borrowings, combined with changes in market interest rates, impact our net interest income. Net interest margin is net interest income divided by average interest-earning assets. We manage our interest-earning assets and funding sources, including non-interest and interest-bearing liabilities, in order to maximize this margin.  Net interest income increased by $3.7 million, or 12.9%, to $32.7 million for the year ended December 31, 2018 from $28.9 million for the same period in 2017. Our net interest margin was 3.80% on a tax equivalent yield basis (“TEY”) for the year ended December 31, 2018 as compared to 3.93% for the same period in 2017.  The decrease in net interest margin, year-over-year, reflects the pressure from rising cost of funds, which outpaced the favorable trend in yield on earning assets.

Average balance sheet, interest and yield/rate analysis.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned, on a tax equivalent basis, and rates paid for the years ended December 31, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming loans.

	2018			2017
		Interest			Interest
For the Year Ended December 31,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$5,407	93	1.74%	$6,013	58	0.96%
Federal funds sold	1,344	29	2.14%	2,058	23	1.10%
Investment securities(1)	55,945	1,347	2.41%	49,922	1,130	2.26%
Loans held for sale	30,209	1,362	4.92%	28,884	1,129	3.91%
Loans held for investment(1)	769,021	41,342	5.37%	648,430	33,553	5.17%
Total loans	799,230	42,704	5.35%	677,314	34,682	5.12%
Total interest-earning assets	861,926	44,173	5.14%	735,307	35,893	4.85%
Noninterest earning assets	40,683			34,882
Total assets	$902,609			$770,189
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$105,718	1,256	1.19%	$79,247	442	0.56%
Money market and savings deposits	239,568	3,390	1.41%	215,665	1,906	0.88%
Time deposits	254,161	4,581	1.80%	192,284	2,279	1.19%
Total deposits	599,447	9,227	1.54%	487,196	4,627	0.95%
Short-term borrowings	58,172	1,285	2.21%	73,837	916	1.24%
Long-term borrowings	7,418	201	2.71%	11,804	275	2.33%
Total Borrowings	65,590	1,486	2.27%	85,641	1,191	1.39%
Subordinated Debentures	9,469	694	7.32%	13,375	964	7.20%
Total interest-bearing liabilities	674,506	11,407	1.69%	586,212	6,782	1.16%
Noninterest-bearing deposits	116,644			101,010
Other noninterest-bearing liabilities	6,440			6,619
Total liabilities	$797,590			$693,841
Total stockholders' equity	105,019			76,348
Total stockholders' equity and liabilities	$902,609			$770,189
Net interest income		$32,766			$29,111
Net interest spread			3.44%			3.69%
Net interest margin			3.80%			3.93%
(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis

During 2018, net  interest income increased $3.7 million or 12.6% on a tax equivalent basis. As shown in the following Rate/Volume Analysis table, this increase was primarily attributable to volume changes.  Volume related changes contributed $5.9 million towards interest income which was partially offset by unfavorable changes in rate of $2.3 million.

The favorable change in net interest income due to volume changes was driven largely from growth in total loans, which increased $121.9 million on average.  This increase contributed $6.5 million to interest income. Total investment securities, cash and cash equivalents increased $4.7 million on average combined, contributing $125 thousand to interest income.  On the funding side, interest checking and money market accounts together rose $50.4 million on average during the year, reducing net interest income by $417 thousand.  Time deposits increased $61.9 million on average year over year, causing an unfavorable change of $879 thousand to net interest income.  Average borrowings decreased $20.1 million and had a favorable impact of $341 thousand on net interest income, while moderately lower levels of subordinated debt contributed $286 thousand favorably to net interest income.

The unfavorable change in net interest income due to rate changes was driven largely from the increase in cost of funds, particularly from wholesale funding such as borrowings and time deposits, which rose 88 and 61 basis points, respectively. Cost of funds for core deposits, such as interest checking and money market accounts, rose 63 and 53 basis points, respectively.  These unfavorable rate changes reduced net interest income $3.9 million, but were partially offset by favorable rate changes in interest-earning assets which increased net interest income $1.7 million.  The favorable change due to rate earned on loans was $1.5 million resulting from a 23 basis point increase on average for the total portfolio.  The favorable change due to rate earned on cash and investments was $133 thousand, resulting from a 15 basis point increase in the yields.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense for the periods noted (tax-exempt yields have been adjusted to a tax equivalent basis using a 22% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by new rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2018 Compared to 2017
	Change in interest due to:
(dollars in thousands)	Rate	Volume	Total
Interest income:
Due from banks	$41	(6)	35
Federal funds sold	16	(10)	6
Investment securities(1)	76	141	217
Loans held for sale	198	35	233
Loans held for investment(1)	1,343	6,446	7,789
Total loans	1,541	6,481	8,022
Total interest income	$1,674	6,606	8,280
Interest expense:
Interest checking	$628	186	814
Money market and savings deposits	1,253	231	1,484
Time deposits	1,423	879	2,302
Total interest-bearing deposits	3,304	1,296	4,600
Short-term borrowings	596	(227)	369
Long-term borrowings	40	(114)	(74)
Total borrowings	636	(341)	295
Subordinated debentures	16	(286)	(270)
Total interest expense	3,956	669	4,625
Interest differential	$(2,282)	5,937	3,655
(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Provision for loan losses

We recorded a provision for loan losses of $1.6 million for the year ended December 31, 2018, down $584 thousand from $2.2 million for the same period in 2017. The decreased provision for 2018 is due to continued strong asset quality and lower levels of net charge-offs which were down $644 thousand, year-over-year.

Non-interest income

Non-interest income decreased $4.3 million, or 11.8%, to $32.4 million for the year ended December 31, 2018 compared to $36.7 million for the prior year. The decrease was mostly attributable to a $6.6 million decrease in mortgage banking income caused by lower levels of mortgage originations and lower margins.  This decline in revenue was partially offset by an increase of $1.1 million in wealth management income,  as Meridian Wealth Partners was included in our results for a full year in 2018 after the acquisition of HJ Wealth in the second quarter of 2017.  The decline in mortgage banking revenue was also offset somewhat by realized gains on derivatives related to mortgage banking, included in other non-

interest income, which increased $1.4 million for the twelve months ended December 31, 2018 to $627 thousand, compared to a loss of $724 thousand for the same period in 2017.

	Year Ended December 31,
(dollars in thousands)	2018	2017
Non-interest income:
Mortgage banking income	26,187	32,836
Wealth management income	3,917	2,872
Earnings on investment in life insurance	300	276
Net change in the fair value of derivative instruments	(161)	(427)
Net change in the fair value of loans held-for-sale	7	41
Net change in the fair value of loans held-for-investment	(214)	73
Gain on sale of investment securities available-for-sale	—	26
Service charges	115	87
Other	2,204	916
Total non-interest income	$32,355	36,700

Non-interest expense

Non-interest expenses decreased $4.7 million, or 8.2%, to $52.9 million for the year ended December 31, 2018 from $57.7 million in 2017. This decrease was mainly attributable to a reduction in salaries and employee benefit expense, as full-time equivalent employees, particularly in the mortgage division were reduced.  Also as a result of a decline in mortgage loan originations, variable loan expenses decreased over the prior year. These declines were partially offset by higher costs relative to professional fees, data processing, business development and other expenses related to growth.

	Year Ended December 31,
(dollars in thousands)	2018	2017
Non-interest expenses:
Salaries and employee benefits	$34,794	39,126
Occupancy and equipment	3,779	3,799
Loan expenses	2,643	4,025
Professional fees	2,162	2,125
Advertising and promotion	2,355	2,248
Data processing	1,261	1,162
Information Technology	1,107	1,077
Communications	886	942
Other	3,958	3,187
Total non-interest expenses	$52,945	57,691

Income tax expense

Income tax expense for the year ended December 31, 2018 was $2.3 million as compared to $2.8 million for the same period in 2017. The effective tax rates for the twelve-month periods ended December 31, 2018 and 2017 were 22.1% and 47.6%, respectively. The decrease in rate from 47.6% to 22.1% between 2017 and 2018 was directly related to the enactment of the Tax Cuts and Jobs Act (“2017 Tax Reform”) on December 22, 2017. The 2017 Tax Reform lowered the top federal corporate rate from 35% to 21%. In accordance with GAAP, this required the re-measurement, in the period including the enactment, of the Corporation’s net deferred tax asset to reflect the rate at which they will be recognized in future periods. The result was a $737 thousand one-time charge to income tax expense in 2017. For more information related to income taxes, refer to footnote 15 in the Notes to Consolidated Financial Statements.

Balance Sheet Summary

Assets

Total assets increased $141.4 million, or 16.5%, to $997.4 million at December 31, 2018 from $856.0 million at December 31, 2017. This growth was concentrated in our loan portfolio, excluding mortgage loans held for sale, which increased by $143.5 million, or 20.7%, year-over-year. Investment securities and cash decreased $1.3 million, or 1.4%, year-over-year. Our overall asset growth was funded largely by an increase in deposits of $125.0 million, or 19.9%, to $752.1 million at December 31, 2018 from $627.1 million at December 31, 2017.  An increase in borrowings of $11.9 million, or 11.0% year-over-year also helped to fund the growth in our loan portfolio.

Loans

Our loan portfolio is the largest category of our interest-earning assets. As of December 31, 2018 and 2017, our total loans amounted to $875.8 million and $729.7 million, respectively. Our loan portfolio is comprised of loans originated to be held in portfolio, as well as residential mortgage loans originated for sale.  Meridian engages in the origination of residential mortgages, most typically for 1‑4 family dwellings, with the intention of the Corporation to principally sell substantially all of these loans in the secondary market to qualified investors.  Our loans held in portfolio are originated by our commercial and consumer loan divisions. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses.  We have no particular credit concentration.  Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.  Loans held for investment increased $143.5 million, or 20.7%, for the year ended December 31, 2018.

The following table presents the balance (net of deferred loan origination fees) and associated percentage of each major category in our loan portfolios as of December 31, 2018 and 2017.

		% of		% of
(dollars in thousands)	2018	Portfolio	2017	Portfolio
Mortgage loans held for sale	$37,695	4.3%	35,024	4.8%
Real estate loans:
Commercial mortgage	325,393	37.1%	263,141	36.0%
Home equity lines and loans	82,286	9.4%	84,039	11.5%
Residential mortgage	53,360	6.1%	32,375	4.4%
Construction	116,906	13.3%	104,970	14.4%
Total real estate loans	577,945	65.9%	484,525	66.3%

Commercial and industrial	259,806	29.6%	209,996	28.7%
Consumer	701	0.1%	1,022	0.1%
Leases	1,335	0.1%	762	0.1%
Total portfolio loans and leases	839,787	95.7%	696,305	95.2%
Total loans and leases	$877,482	100.0%	731,329	100.0%

Commercial loans, commercial construction loans and commercial real estate loans increased a combined $124.0 million, or 21.4%, for the year ended December 31, 2018.  The growth in the commercial portfolios continues to reflect the work of our strategically expanded lending team as well as strong local market conditions.

Commercial real estate loans. Our commercial real estate loans are secured by real estate that is both owner-occupied and investor owned. Owner-occupied commercial real estate loans generally involve less risk than an investment property and are distinctly reported from non-owner occupied commercial real estate loans for measuring loan concentrations for regulatory purposes. Our owner-occupied commercial real estate loans are originated and managed within our commercial loan department and comprised 39% of our total commercial real estate loan portfolio at December 31, 2018. The remaining commercial real estate loans are managed by our commercial real estate department which offer the following commercial real estate products:

•	Permanent – Investor Real Estate Loans
o

Purchase and refinance loan opportunities for a number of product types, including single-family rentals, multi-family residential as well as tenanted income producing properties in a variety of real estate types, including office, retail, industrial, and flex space

•	Construction Loans
o	Residential construction loans to finance new construction and renovation of single and 1‑4 family homes located within our market area
o	Commercial construction loans for investment properties, generally with semi-permanent attributes
o	Construction loans for new, expanded or renovated operations for our owner occupied business clients
•	Land Development Loans
o	Meridian considers a limited number of strictly land development oriented loans based upon the risk, merit of the future project and strength of the borrower/guarantor relationship

Our commercial real estate loans increased by $62.3 million, or 23.7%, to $325.4 million at December 31, 2018 from $263.1 million at December 31, 2017. Our total commercial real estate loan portfolio represented 37.1% and 36.0% of our total loan portfolio at December 31, 2018 and 2017, respectively.

Commercial and industrial loans. We provide a variety of variable and fixed rate commercial business loans and lines of credit.  These loans and lines of credit are made to small and medium-sized manufacturers and wholesale, retail and service-related businesses. Additionally, we lend to companies in the technology, healthcare, real estate and financial service industries. Commercial business loans generally include lines of credit and term loans with a maturity of five years or less. The primary source of repayment for commercial business loans is generally operating cash flows of the business and may also include collateralization of inventory, accounts receivable, equipment and/or personal guarantees. Our commercial loans increased by $49.8 million, or 23.8%, to $259.8 million at December 31, 2018 from $210.0 million at December 31, 2017.  The total commercial portfolio represented 29.6% and 28.7% of our total loan portfolio at December 31, 2018 and 2017, respectively.

Residential loans. Our residential loans held in portfolio are primarily secured by single-family homes located in our market areas. Our loan pipeline is fed via our mortgage loan production offices (“LPOs”)  and through relationships with commercial lending and through relationships with sales brokers and agents who actively refer clients to Meridian.   The balance of residential loans in portfolio increased $21.0 million, or 64.8%, to $53.4 million at December 31, 2018 from $32.4 million at December 31, 2017. The total residential loan portfolio represented 6.1% and 4.4% of our total loan portfolio at December 31, 2018 and 2017, respectively.

Consumer and Personal Loans

Our consumer-lending department principally originates home equity based products for our clients and prospects.  These loans typically fund completely at closing.  Additional products include smaller dollar personal loans and our newly introduced student loan refinance product, designed to provide additional flexibility in repayment terms desired in the marketplace.  Our consumer credit products include home equity lines and loans, personal lines and loans, and student loan refinancing. The total consumer loan portfolio represented 0.1% of our total loan portfolio at December 31, 2018 and 2017.

Investments

Our securities portfolio is used to make various term investments, maintain a source of liquidity and serve as collateral for certain types of deposits and borrowings. We manage our investment portfolio according to written investment policies approved by our board of directors. Investments in our securities portfolio may change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows and other available sources of funds and are maintained at levels that we believe are appropriate to provide the necessary flexibility to meet our anticipated funding requirements.

As of December 31, 2018 the fair value of our investment portfolio totaled $63.1 million, with an effective tax equivalent yield of 2.63% and an estimated duration of approximately 3.3 years. The majority of our investment portfolio, or 61.1%, consists of residential mortgage‑backed securities, along with 34.2% in municipal securities.  The remainder of our securities portfolio is invested in U.S. Treasuries and other securities.  We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$24,092	45	(271)	23,866
U.S. government agency collateralized mortgage obligations	14,754	52	(142)	14,664
State and municipal securities	11,096	22	(199)	10,919
Investments in mutual funds	1,000	—	(21)	979
Total securities available-for-sale	$50,942	119	(633)	50,428
Securities held to maturity:
U.S. Treasuries	$1,991	—	(13)	1,978
State and municipal securities	10,750	17	(90)	10,677
Total securities held-to-maturity	$12,741	17	(103)	12,655

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$21,439	19	(190)	21,268
U.S. government agency collateralized mortgage obligations	7,875	2	(99)	7,778
State and municipal securities	10,079	14	(134)	9,959
Investments in mutual funds	1,000	1	—	1,001
Total securities available-for-sale	$40,393	36	(423)	40,006
Securities held to maturity:
U.S. Treasuries	$1,978	—	(8)	1,970
State and municipal securities	10,883	86	(70)	10,899
Total securities held-to-maturity	$12,861	86	(78)	12,869

Asset Quality Summary

As of December 31, 2018, total nonperforming loans and leases increased by $774 thousand to $3.9 million, representing 0.47% of loans and leases held-for-investment, compared to $3.2 million, or 0.45% of loans and leases held-for-investment as of December 31, 2017. The increase to nonperforming loans resulted from an increase of $810 thousand in commercial mortgage loans, an increase of $1.1 million in residential loans, offset partially by a decrease of $849 thousand in commercial loans and a decline of $185 thousand in construction loans from December 31, 2017 to December 31, 2018.

As of December 31, 2018, the allowance of $8.1 million represented 0.97% of loans and leases held-for-investment (excluding loans at fair value),  compared to 0.98% as of December 31, 2017. The allowance to non-performing loans decreased from 212.5% as of December 31, 2017 to 204.9% as of December 31, 2018.

During 2017 one commercial real estate loan was foreclosed on and the property was recorded within other real estate owned (“OREO”) in the balance sheet at the lower of cost or fair value less cost to sell of $437 thousand.  During 2018 the real estate property was sold and a net gain of $57 thousand was recorded in other non-interest income upon sale.

As of December 31, 2018, the Corporation had $4.3 million of troubled debt restructurings (“TDRs”), of which $3.1 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2017, the Corporation had $2.6 million of TDRs, of which $1.9 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of December 31, 2018, the Corporation had a recorded investment of $5.8 million of impaired loans and leases which included $4.3 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2017 totaled $4.2 million, which included $2.6 million of TDRs. Refer to footnote 7 to the consolidated financial statements for more information regarding the Corporation’s impaired loans and leases.

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

	As of
	December 31,	December 31,
(dollars in thousands)	2018	2017
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$1,224	$414
Home equity lines and loans	83	137
Residential mortgage	2,147	1,084
Commercial construction	—	185
Total real estate loans	$3,454	$1,820
Commercial and industrial	477	1,326
Total nonaccrual loans	$3,931	$3,146
Loans 90 days or more past due and accruing	—	11
Other real estate owned	—	437
Total non-performing loans	$3,931	$3,157
Total non-performing assets	$3,931	$3,594

Troubled debt restructurings:
TDRs included in non-performing loans	1,219	741
TDRs in compliance with modified terms	3,047	1,900
Total TDRs	$4,266	$2,641

Asset quality ratios:
Non-performing assets to total assets	0.39%	0.42%
Non-performing loans to:
Total loans	0.45%	0.43%
Total loans held-for-investment	0.47%	0.45%
Total loans held-for-investment (excluding loans at fair value)	0.48%	0.46%
Allowance for loan losses to:
Total loans	0.92%	0.92%
Total loans held-for-investment	0.96%	0.96%
Total loans held-for-investment (excluding loans at fair value)	0.97%	0.98%
Non-performing loans	204.85%	212.51%

Total loans and leases	$875,801	$729,661
Total loans and leases held-for-investment	$838,106	$694,637
Total loans and leases held-for-investment (excluding loans at fair value)	$826,684	$684,480
Allowance for loan and lease losses	$8,053	$6,709

Deposits and Equity

Deposits increased $125.0 million, or 19.9%, to $752.1 million at December 31, 2018 from $627.1 million at December 31, 2017. This growth year-over-year was across all deposit categories.  Non-maturity deposits, consisting of demand deposits, NOW accounts, money market accounts and regular savings accounts increased $64.7 million, or 15.8%. Certificates of deposit increased $60.3 million, or 27.6%. Core funding continues to be a strategic initiative and the deposit growth for the fourth quarter resulted from our expanded business development team as well as the efforts from all sales personnel in our branch markets.

The following table summarizes our deposit balances and weighted average rate paid for the periods presented.

	Year ended December 31, 2018			Year ended December 31, 2017
		Weighted			Weighted
	Average	average	Percent of	Average	average	Percent of
(dollars in thousands)	amount	rate paid	total deposits	amount	rate paid	total deposits
Noninterest-bearing deposits	$116,644	—	16.29%	$101,010	—	16.02%
Interest-bearing deposits	345,286	1.35%	48.22%	294,912	0.79%	49.15%
Time deposits:
Under $100,000	18,854	1.64%	2.63%	99,026	1.18%	18.01%
$100,000 and greater	235,307	1.82%	32.86%	93,258	1.19%	16.82%
Total	$716,091	1.54%	100.00%	$588,206	0.95%	100.00%

Total equity increased $8.5 million, or 8.4%, to $109.9 million at December 31, 2018 from $101.4 million at December 31, 2017. This increase was attributable to net income recorded for the year ended December 31, 2018.

Liquidity and Capital Resources

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of SNCs which have a national market and can be sold in a timely manner.  Meridian’s primary liquidity, which totaled $136.6 million at December 31, 2018 compared to $145.0  million at December 31, 2017, includes investments, SNCs, federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, Meridian had available credit of approximately $10.4 million at December 31, 2018.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral.  As of December 31, 2018, Meridian’s maximum borrowing capacity with the FHLB was $437.2 million.  At December 31, 2018, Meridian had borrowed $119.3 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $45.1 million against its available credit lines.  At December 31, 2018, Meridian also had available $39.0 million of unsecured federal funds lines of credit with other financial institutions as well as $99.6 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $50.9 million of available short or long term funding through brokered CD arrangements.  Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

At December 31, 2018, Meridian had $290.6 million in unfunded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $250 thousand scheduled to mature in one year or less from December 31, 2018 totaled $213.8 million.  Management believes that the majority of such deposits will be reinvested with Meridian and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2018, Meridian had a reserve for unfunded loan commitments of $37 thousand.

Meridian meets the definition of “well capitalized” for regulatory purposes on December 31, 2018.  Our capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of Meridian’s overall financial condition or prospects.

Under federal banking laws and regulations, Meridian is required to maintain minimum capital as determined by certain regulatory ratios.  Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule.  Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital conservation buffer has been phased in over a  four year period, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2017 and 1.875% for 2018, and effective as of January 1, 2019, the capital conservation buffer is fully phased in at 2.5%.

The following table summarizes data and ratios pertaining to our capital structure.

	December 31, 2018
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,577	13.70%	$71,577	8.00%	$89,472	10.00%
Common equity tier 1 capital (to risk-weighted assets)	105,196	11.76%	40,262	4.50%	58,157	6.50%
Tier 1 capital (to risk-weighted assets)	105,196	11.76%	53,683	6.00%	71,577	8.00%
Tier 1 capital (to average assets)	105,196	11.20%	37,578	4.00%	46,972	5.00%

	December 31, 2017
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$117,239	15.53%	$60,376	8.00%	$75,469	10.00%
Common equity tier 1 capital (to risk-weighted assets)	101,661	12.86%	33,961	4.50%	49,055	6.50%
Tier 1 capital (to risk-weighted assets)	97,084	12.86%	45,282	6.00%	60,376	8.00%
Tier 1 capital (to average assets)	97,084	12.37%	31,582	4.00%	39,478	5.00%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate risk, which is defined as the risk of loss of net interest income or net interest margin because of changes in interest rates.

Asset/Liability Management

As a financial institution, one of our primary market risks is interest rate volatility.  Changes in market interest rates, whether they are increases or decreases, can  trigger repricing and changes in the pace of payments for  both assets and liabilities (prepayment risk), which individually or in combination may  affect our  net income, net interest income and net interest margin, either positively or negatively.  In recognition of this, we actively manage our assets and liabilities to minimize the impact of changing interest rates on our net interest margin and maximize our net interest income and the return on equity, while maintaining adequate liquidity and capital.

Our board of directors has established a Board Risk Committee that, among other duties, sets broad asset and liability management policy (“ALM” policy) and directives for asset/liability management, as well as establishes review and control procedures to ensure adherence to this policy.  The board of directors has delegated authority for the development and implementation of all asset and liability management policies, procedures, and strategies to the Asset/Liability Committee (“ALCO”).  ALCO is comprised of various members of senior management responsible for interpreting the longer range objectives established by the board of directors.  As such ALCO sets basic direction for the Corporation’s sources and uses of funds, establishes numerical ranges for primary and secondary objectives, monitors risk and the delivery of services, establishes subs to manage specific ALM activities, and monitors the counterparties engaged in ALM activities.  Our ALM policy is reviewed by at least annually, which includes an evaluation of the ALM policy limits and guidelines in light of our risk profile, business strategies, regulatory guidelines and overall market conditions.

As part of our management of interest rate risk, we utilize the following modeling techniques that simulate the effects of variations in interest rates:  (1) repricing gap analysis; (2) net interest income simulation; and (3) economic value of equity simulation.  These models require that we use various assumptions, including asset and liability pricing responses, asset and liability new business, repayment and redemption responses, behavior of imbedded options and sensitivity of relationships across different rate indexes and product types.  These assumptions are inherently uncertain and, as a result, the models cannot precisely predict the fluctuations in market interest rates or precisely measure the impact of future changes in interest rates.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Gap analysis.  Management measures and evaluates the potential effects of interest rate movements on earnings through an interest rate sensitivity “gap” analysis.  Given the size and turnover rate of the originated mortgage loans held for sale, loans held for sale are treated as having a maturity of 12 months or less.  Interest rate sensitivity reflects the potential effect on net interest income when there is movement in interest rates.  An institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets reprices within a given period exceeds the amount of its interest-bearing liabilities also repricing within that time period.  Conversely, an institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities reprices within a given period exceeds the amount of its interest-earning assets also within that time period.  During a period of rising interest rates, a negative gap would tend to decrease net interest income, while a positive gap would tend to increase net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to decrease net interest income.

The following table presents the interest rate gap analysis of our assets and liabilities as of December 31, 2018.

				Greater
				Than
				5 years and
As of December 31, 2018	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$51,092	4,268	12,183	19,578	87,121
Loans, net (1)	476,250	104,422	246,523	48,606	875,801
Other Assets	—	—	—	34,466	34,466
Total Assets	$527,342	108,690	258,706	102,650	997,388

Noninterest-bearing deposits	17,943	9,013	15,852	83,342	126,150
Interest-bearing deposits	347,264	—	—	—	347,264
Time deposits	253,090	13,426	12,200	—	278,716
FHLB advances	114,300	5,000	—	—	119,300
Other Liabilities	825	412	344	14,510	16,091
Total stockholders' equity	—	—	—	109,867	109,867
Total liabilities and stockholders' equity	$733,422	27,851	28,396	207,719	997,388
Repricing gap-positive
(Negative) Positive	$(206,080)	80,839	230,310	(105,069)	—
Cumulative repricing gap: Dollar amount	$(206,080)	(125,241)	105,069	—
Percent of total assets	(20.7)%	(12.6)%	10.5%	—

(1)	Loans include portfolio loans and loans held-for-sale

Under the repricing gap analysis, we are liability-sensitive in the short term mainly due to recent loan growth which has out-paced our core deposit growth.  In addition, customer preference has been for short-term or liquid deposits.  We generally manage our interest rate risk profile close to neutral, using a strategy that is focused on increasing our concentration of relationship-based transaction accounts through efforts of our business developers and new branches.

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

Simulations of net interest income.  We use a simulation model on a quarterly basis to measure and evaluate potential changes in our net interest income resulting from various hypothetical interest rate scenarios.  Our model incorporates various assumptions that management believes to be reasonable, but which may have a significant impact on results such as:

•	The timing of changes in interest rates;
•	Shifts or rotations in the yield curve;
•	Repricing characteristics for market rate sensitive instruments on the balance sheet;
•	Differing sensitivities of financial instruments due to differing underlying rate indices;
•	Varying timing of loan prepayments for different interest rate scenarios;
•	The effect of interest rate floors, periodic loan caps and lifetime loan caps;
•	Overall growth rates and product mix of interest-earning assets and interest-bearing liabilities.

Because of the limitations inherent in any approach used to measure interest rate risk, simulated results are not intended to be used as a forecast of the actual effect of a change in market interest rates on our results, but rather as a means to better plan and execute appropriate ALM strategies.

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of December 31, 2018 and 2017  are presented in the following table.  The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp:

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	December 31,
Changes in Market Interest Rates	2018	2017
+300 basis points over next 12 months	(1.2)%	5.3%
+200 basis points over next 12 months	(0.7)%	3.5%
+100 basis points over next 12 months	(0.3)%	1.8%
No Change
-100 basis points over next 12 months	(0.2)%	(2.0)%

The above interest rate simulation suggests that the Corporation’s balance sheet is slightly liability sensitive as of December 31, 2018 and asset sensitive as of December 31, 2017.  Read in conjunction with our gap analysis, you can see that although 21.5% more liability balances reprice in the short term, the spread is high enough to continue to improve earnings. These results improve as we progress through our deposit initiatives and is consistent with our strategy of increasing relationship-based retail and business accounts while opportunistically utilizing longer-term deposits to fund short to medium duration assets.

Simulation of economic value of equity.  To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis.  We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments.  Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of December 31, 2017 and 2018, are presented in the following table.  The projections assume shifts ramp upward and downward of the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that in a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than to 0%.

	Estimated increase (decrease) in Net
	Economic Value at December 31,
Changes in Market Interest Rates	2018	2017
+300 basis points immediately	7.4%	(5.8)%
+200 basis points immediately	6.6%	(3.7)%
+100 basis points immediately	4.7%	(1.6)%
No Change
-100 basis points immediately	(9.6)%	(0.5)%

This economic value of equity profile at December 31, 2018 suggests that we would experience a positive effect from an initial increase in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-bearing liabilities as compared to our interest-earning assets.  While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact.  Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

The results of our net interest income and economic value of equity simulation analysis are purely hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted.  For example, if the timing and magnitude of interest rate changes differ from that projected, our net interest income might vary significantly.  Non-parallel yield curve shifts or changes in interest rate spreads would also cause our net interest income to be different from that projected.  An increasing interest rate environment could reduce projected net interest income if deposits and other short-term interest-bearing liabilities reprice faster than expected or faster than our interest-earning assets.  Actual results could differ from those projected if we grow interest-earning assets and interest-bearing liabilities faster or slower than estimated, or otherwise change its mix of products.  Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model.  Furthermore, the results do not take into account the impact of changes in loan prepayment rates on loan discount accretion.  If prepayment rates were to increase on our loans, we would recognize any remaining loan discounts into interest income.  This would result in a current period offset to declining net interest income caused by higher rate loans prepaying.

Finally, these simulation results do not contemplate all the actions that we may undertake in response to changes in interest rates, such as changes to our loan, investment, deposit, funding or other strategies.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements are set forth in this Annual Report on Form 10‑K as follows:

i.Consolidated Balance Sheets

ii.Consolidated Statements of Income

iii.Consolidated Statements of Comprehensive Income

iv.Consolidated Statements of Stockholders’ Equity

v.Consolidated Statements of Cash Flows

vi.Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Meridian Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meridian Corporation, and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Philadelphia, Pennsylvania
March 31, 2019

Meridian Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2018	2017
Cash and due from banks	$23,159	24,893
Federal funds sold	793	10,613
Cash and cash equivalents	23,952	35,506
Securities available-for-sale (amortized cost of $50,942 and $40,393 as of December 31, 2018 and December 31, 2017)	50,428	40,006
Securities held-to-maturity (fair value of $12,655 and $12,869 as of December 31, 2018 and December 31, 2017)	12,741	12,861
Mortgage loans held for sale (amortized cost of $37,337 and $34,673 as of December 31, 2018 and December 31, 2017)	37,695	35,024
Loans, net of fees and costs (includes $11,422 and $10,157 of loans at fair value, amortized cost of $11,466 and $9,972 as of December 31, 2018 and December 31, 2017)	838,106	694,637
Allowance for loan and lease losses	(8,053)	(6,709)
Loans, net of the allowance for loan and lease losses	830,053	687,928
Restricted investment in bank stock	7,002	6,814
Bank premises and equipment, net	9,638	9,741
Bank owned life insurance	11,569	11,269
Accrued interest receivable	2,889	2,536
Other real estate owned	—	437
Deferred income taxes	1,636	1,312
Goodwill and intangible assets	5,046	5,495
Other assets	4,739	7,106
Total assets	$997,388	856,035

Liabilities:
Deposits:
Noninterest bearing	$126,150	100,454
Interest-bearing	625,980	526,655
Total deposits	752,130	627,109
Short-term borrowings	114,300	99,750
Long-term debt	6,238	8,863
Subordinated debentures	9,239	13,308
Accrued interest payable	305	216
Other liabilities	5,309	5,426
Total liabilities	887,521	754,672

Stockholders’ equity:
Preferred stock, no stated par value. Authorized 5,000,000 shares; No shares outstanding in 2018 and 2017.	—	—
Common stock, $1 par value. Authorized 10,000,000 shares; issued and outstanding 6,406,795 and 6,392,287 as of December 31, 2018 and December 31, 2017	6,407	6,392
Surplus	79,919	79,501
Retained earnings	23,931	15,768
Accumulated other comprehensive loss	(390)	(298)
Total stockholders’ equity	109,867	101,363
Total liabilities and stockholders’ equity	$997,388	856,035

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars in thousands, except per share data)	2018	2017
Interest income:
Loans, including fees	$42,694	34,667
Securities:
Taxable	797	519
Tax-exempt	451	453
Cash and cash equivalents	122	81
Total interest income	44,064	35,720
Interest expense:
Deposits	9,227	4,627
Borrowings	2,180	2,155
Total interest expense	11,407	6,782
Net interest income	32,657	28,938
Provision for loan losses	1,577	2,161
Net interest income after provision for loan losses	31,080	26,777
Non-interest income:
Mortgage banking income	26,187	32,836
Wealth management income	3,917	2,872
Earnings on investment in life insurance	300	276
Net change in the fair value of derivative instruments	(161)	(427)
Net change in the fair value of loans held-for-sale	7	41
Net change in the fair value of loans held-for-investment	(214)	73
Gain on sale of investment securities available-for-sale	—	26
Service charges	115	87
Other	2,204	916
Total non-interest income	32,355	36,700
Non-interest expenses:
Salaries and employee benefits	34,794	39,126
Occupancy and equipment	3,779	3,799
Loan expenses	2,643	4,025
Professional fees	2,162	2,125
Advertising and promotion	2,355	2,248
Data processing	1,261	1,162
Information technology	1,107	1,077
Communications	886	942
Other	3,958	3,187
Total non-interest expenses	52,945	57,691
Income before income taxes	10,490	5,786
Income tax expense	2,327	2,754
Net income	8,163	3,032
Dividends on preferred stock	—	(1,167)
Net income for common stockholders	$8,163	1,865

Basic earnings per common share	$1.28	0.50

Diluted earnings per common share	$1.27	0.49

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2018	2017
Net income:	$8,163	3,032

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of ($37) and $40, respectively	(92)	76
Less: reclassification adjustment for net gains on sales realized in net income, net of tax (benefit) expense of $0 and ($9), respectively	—	(17)
Unrealized investment gains (losses), net of tax expense (benefit) of ($37) and $31, respectively	(92)	59
Total other comprehensive income	(92)	59
Total comprehensive income	$8,071	3,091

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive
(dollars in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2016	$12,845	3,685	39,887	13,854	(308)	69,963
Comprehensive income:
Net income				3,032		3,032
Reclassification due to adoption of ASU 2018-02				49	(49)	—
Change in unrealized gains on securities available-for-sale, net of tax					59	59
Total comprehensive income						3,091
Preferred stock repurchases	(12,845)					(12,845)
Dividends on preferred stock				(1,167)		(1,167)
Issuance of common stock		2,706	39,402			42,108
Share-based awards and exercises		1	9			10
Compensation expense related to stock option grants			203			203
Balance, December 31, 2017	$—	6,392	79,501	15,768	(298)	101,363
Comprehensive income:
Net income				8,163		8,163
Change in unrealized gains on securities available-for-sale, net of tax					(92)	(92)
Total comprehensive income						8,071
Share-based awards and exercises		15	125			140
Compensation expense related to stock option grants			293			293
Balance, December 31, 2018	$—	6,407	79,919	23,931	(390)	109,867

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2018	2017
Net income	$8,163	3,032
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities	—	(26)
Depreciation and amortization	1,422	963
Provision for loan losses	1,577	2,161
Compensation expense for stock options	293	203
Net change in fair value of loans held for sale	(7)	(41)
Net change in fair value of derivative instruments	161	427
Net change in fair value of contingent assets	177	—
Gain on sale of OREO	(57)	—
Proceeds from sale of loans	660,344	726,147
Loans originated for sale	(633,219)	(688,721)
Mortgage banking income	(26,187)	(32,836)
Increase in accrued interest receivable	(353)	(413)
Increase in other assets	(402)	(792)
Earnings from investment in life insurance	(300)	(276)
Deferred income tax benefit	(293)	(66)
Increase in accrued interest payable	89	22
(Decrease) increase in other liabilities	(378)	695
Net cash provided by operating activities	11,030	10,479
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	6,070	4,073
Sales	—	1,115
Purchases	(17,094)	(12,597)
Activity in held-to-maturity securities:
Maturities, repayments and calls	—	1,541
Purchases	—	—
Proceeds from sale of OREO	494	58
Settlement of forward contracts	109	452
Acquisition of wealth management company	—	(3,225)
(Decrease) increase in restricted stock	(188)	541
Net increase in loans	(146,119)	(93,190)
Purchases of premises and equipment	(1,639)	(2,410)
Proceeds from settlement of loans	2,766	—
Purchase of bank owned life insurance	—	(5,999)
Net cash used in investing activities	(155,601)	(109,641)
Cash flows from financing activities:
Net increase in deposits	125,021	99,973
Increase (decrease) in short term borrowings	12,750	(11,803)
Repayment of long term debt (FHLB advances)	—	(162)
Repayment of long term debt (Acquisition note)	(825)	(250)
Repayment of long term debt (subordinated debt)	(4,069)	(68)
Issuance of common stock	—	42,108
Share based awards and exercises	140	10
Redemption of preferred stock	—	(12,845)
Dividends paid on preferred stock	—	(1,167)
Net cash provided by financing activities	133,017	115,796
Net change in cash and cash equivalents	(11,554)	16,634
Cash and cash equivalents at beginning of period	35,506	18,872
Cash and cash equivalents at end of period	$23,952	35,506
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,318	6,760
Income taxes	2,735	2,754
Supplemental disclosure of cash flow information:
Transfers from loans and leases to real estate owned	—	(495)
Acquisition note payable	—	2,475
Net loan assets purchased, not settled	—	2,766

The accompanying notes are an integral part of these consolidated financial statements.

 (1)        Summary of Significant Accounting Policies

(a)          Nature of Operations

Meridian Corporation (the “Corporation”) was incorporated on June 8, 2009, by and at the direction of the board of directors of Meridian Bank (the “Bank”) for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company.  On August 24, 2018, the Corporation acquired the Bank in a merger and reorganization effected under Pennsylvania law and in accordance with the terms of a Plan of Merger and Reorganization dated April 26, 2018 (the “Agreement”).  Pursuant to the Agreement, on August 24, 2018 at 5:00 p.m. all of the outstanding shares of the Bank’s $1.00 par value common stock formerly held by its shareholders was converted into and exchanged for one newly issued share of the Corporation’s par value common stock, and the Bank became a subsidiary of the Corporation. Because the Bank and the Corporation were entities under common control, this exchange of shares between entities under common control resulted in the retrospective combination of the Bank and the Corporation for all periods presented as if the combination had been in effect since inception of common control.  As the Corporation had no assets, liabilities, revenues, expenses or operations prior to August 24, 2018, the historical financial statements of the Bank are the historical financial statements of the combined entity.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies and registered investment advisors. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Commission (“SEC”), Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania Department of Banking.

The Bank was incorporated on March 16, 2004 under the laws of the Commonwealth of Pennsylvania and is a Pennsylvania state-chartered bank. The Bank commenced operations on July 8, 2004 and is a full-service bank providing personal and business lending and deposit services through 6 full-service banking offices in Pennsylvania and 13 mortgage loan production offices throughout the Delaware Valley. The Bank and Corporation are headquartered in Malvern, Pennsylvania, located in the western suburbs of Philadelphia and serves southeastern Pennsylvania and the rest of the Delaware Valley.

(b)          Basis of Presentation

The accounting policies of the Corporation conform to U.S. generally accepted accounting principles (“GAAP”).

The consolidated financial statements include accounts of the Corporation and its wholly owned subsidiary, the Bank, and the wholly owned subsidiaries of the Bank: APEX Realty LLC; Meridian Wealth Partners LLC; and Meridian Land Settlement Services LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, the fair value of financial instruments, other-than-temporary impairments of investment securities, and the valuations of goodwill and intangible assets.  Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2019, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(c)          Significant Concentrations of Credit Risk

Most of the Corporation’s activities are with customers located within the tri-state area of Pennsylvania, Delaware and New Jersey. Footnote 5 discusses the types of securities that the Corporation invests in. Footnote 6 discusses types of lending that the Corporation engages in. Although the Corporation has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Corporation does not have any significant concentrations to any one industry or customer, however there is significant concentration of commercial real estate-backed loans, amounting to 37% and 36% of total loans held for investment, as of December 31, 2018 and December 31, 2017, respectively.

(d)          Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $1.5 million at December 31, 2018.

(e)          Securities

Management determines the appropriate classification of debt securities at the time of purchase and re‑evaluates such designation as of each balance sheet date.

Securities classified as available‑for‑sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available‑for‑sale are carried at fair value. Any decision to sell a security classified as available‑for‑sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Corporation’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Unrealized gains and losses are reported as increases or decreases in other comprehensive income. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Securities classified as held to maturity are those debt securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed on a level yield basis.

The Corporation’s accounting policy specifies that (a) if the Corporation does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other‑than‑temporarily impaired, unless there is a credit loss. When the Corporation does not intend to sell the security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other‑than‑temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Corporation did not recognize any other‑than‑temporary impairment charges during the years ended December 31, 2018 and 2017.

(f)           Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Corporation generally amortizes these amounts over the contractual life of the loan.

Loans that were originated by the Corporation and intended for sale in the secondary market to permanent investors, but were either repurchased or unsalable due to defect, are held for the foreseeable future or until maturity or payoff, but are carried at fair value.

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and charged against current year income. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

(g)          Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL” or “Allowance”) is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. All, or part, of the principal balance of loans receivable are charged off to the Allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Charge-offs for retail consumer loans are generally made for any balance not adequately secured after 120 cumulative days past due.

The Allowance is maintained at a level considered adequate to provide for losses that are probable and estimable. Management’s periodic evaluation of the adequacy of the Allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s Allowance and may require the Corporation to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

The Allowance consists of general and specific components. The general component covers non-classified loans, as well as, non-impaired classified loans and is based on historical loss experience adjusted for qualitative factors. The specific component relates to loans that are classified as doubtful, substandard, and are on non-accrual and have been deemed impaired. Loan classifications are determined based on various assessments such as the borrower’s overall financial condition, payment history, repayment sources, guarantors and value of collateral.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

For commercial and construction loans, impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral adjusted for cost to sell, if the loan is collateral dependent.

Large groups of smaller balance homogeneous residential mortgage and consumer loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual loans of this nature for impairment disclosures, unless such loans are troubled and the subject of a restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date.

No portion of the Allowance is restricted to any individual loan or groups of loans, and the entire Allowance is available to absorb any and all loan losses.

(h)          Mortgage Banking Activities and Mortgage Loans Held for Sale

The Corporation’s mortgage banking division operates 13 offices in the tri-state area of Pennsylvania, Delaware and New Jersey. The mortgage banking division originates FHA insured and conventional mortgages and sells these loans to various investors in the secondary market. Mortgage loans originated by the Corporation and intended for sale in the secondary market to permanent investors are carried at fair value and are classified as mortgage loans held for sale on the balance sheet. Gains and losses on loan sales are recorded in mortgage banking income.

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (interest rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Time elapsing between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Corporation protects itself from changes in interest rates through the use of best efforts forward sale contracts, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. The Corporation also commits to loan sales through a mandatory sales channel which are economically hedged by the future sale of mortgage-backed securities to third-party counterparties to mitigate the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale.  By entering into best efforts commitments and economically hedging the mandatory commitments, the Corporation limits its exposure to loss and its realization of significant gains related to its rate lock commitments due to changes in interest rates.

The Corporation utilizes a third-party model which determines the fair value of rate lock commitments and forward sale contracts by using investor quotes while taking into consideration the probability that the rate lock commitments will close. Net derivative assets and liabilities are recorded within other assets or other liabilities, respectively, on the consolidated balance sheets, with changes in fair value during the period recorded within net change in the fair value of derivative instruments on the consolidated statements of income.

(i)	Mortgage Servicing

The Corporation sells substantially all of the residential mortgage loans we originate to third parties; however, the Corporation may retain the servicing rights related to some of these loans. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received in return for these services. Gains on the sale of these loans are based on the specific identification method.

(j) Other Real Estate Owned

Other real estate owned (OREO) is comprised of property acquired through a foreclosure proceeding or acceptance of a deed‑in‑lieu of foreclosure. The Corporation acquires OREO through the wholly owned subsidiary of the Bank, Apex Realty. OREO is recorded at the lower of cost or fair value, or the loan amount net of estimated selling costs, at the date of foreclosure. The cost basis of OREO is its recorded value at the time of acquisition. After acquisition, valuations are periodically performed by management and subsequent changes in the valuation allowance are charged to OREO expense. Revenues, such as rental income, and holding expenses are included in other income and other expenses, respectively.  The Corporation had $0 and $437 thousand of OREO at December 31, 2018 and 2017, respectively.

(k)           Restricted Investment in Bank Stock

Restricted bank stock is principally comprised of stock in the Federal Home Loan Bank of Pittsburgh (FHLB). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. As of December 31, 2018, and 2017, the Corporation had an investment of $6.9 million and $6.8 million, respectively, related to the FHLB stock. Also included in restricted stock is Atlantic Central Bankers Bank (primary correspondent bank) stock in the amount of $50 thousand as of December 31, 2018 and 2017. All restricted stock is carried at cost.

Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2018 or 2017.

(l)          Transfers of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(m)         Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. The costs of maintenance and repairs are expensed as incurred; while major replacements, improvements and additions are capitalized.  Depreciation expense is computed on the straight‑line method over the estimated useful lives of the related assets or, for leasehold improvements, over the effective life of the related lease if less than the estimated useful life.

(n)         Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred.

(o)          Employee Benefit Plans

The Corporation has a 401(k) Plan (the Plan) and an Employee Stock Ownership Plan (ESOP). All employees are eligible to participate in the Plan and ESOP after they have attained the age of 21 and have also completed 3 consecutive months of service. Employees must participate in the Plan to be eligible for participation in the ESOP. The employees may contribute to the Plan up to the maximum percentage allowable by law of their compensation. The Corporation may make a discretionary matching contribution to the Plan and the ESOP. Full vesting in the Corporation’s contribution to the Plan and ESOP is over a three‑year period. The Corporation’s contribution to the Plan and ESOP was $577 thousand and $332 thousand, respectively for the year ended December 31, 2018 and $661 thousand and $330 thousand, respectively for the year ended December 31, 2017. During the year ended December 31, 2018, no shares were purchased by the ESOP, while for the year ended December 31, 2017, 4,462 shares were purchased by the ESOP at an average market value of $17.50. Shares in the ESOP that are committed to be released to employees are treated as outstanding shares in the Corporation’s computation of earnings per share. There were 36,619 shares in the ESOP as of December 31, 2018. Shares in the ESOP would be impacted by any stock dividends and stock splits in the same manner as all other outstanding common shares of the Corporation.

(p)          Income Taxes

Deferred income taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and net operating losses and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and net operating loss carry-forwards and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Corporation follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2018, and 2017, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. The Corporation’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Corporation is no longer subject to examination by federal, state and local taxing authorities for years before January 1, 2015.

(q)          Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share‑based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share‑based compensation arrangements including stock options and restricted share plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded‑vesting, compensation cost is recognized on a straight‑line basis over the requisite service period for the entire award. A Black‑Scholes model is used to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards.

(r)          Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available‑for‑sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) for the years ended December 31, 2018 and 2017 consist of unrealized holding gains and (losses) arising during the year on available‑for‑sale securities.

(s)           Off‑Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation has entered into off‑balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

(t)           Derivative Financial Instruments

The Corporation recognizes all derivative financial instruments related to its mortgage banking activities on its balance sheet at fair value. The Corporation utilizes investor quotes to determine the fair value of interest rate lock commitment derivatives and market pricing to determine the fair value of forward security purchase commitment derivatives. All changes in fair value of derivative instruments are recognized in earnings.

The Corporation enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. The interest rate swaps are recognized on the Corporation’s balance sheet at fair value.  Under these agreements, the Corporation originates variable-rate loans with customers in addition to interest rate swap agreements, which serve to effectively swap the customers’ variable-rate loans into fixed-rate loans. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge its exposure on the variable and fixed components of the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820.

(u)           Initial Public Offering

The Corporation’s initial public offering closed on November 7, 2017 and a total of 2,352,941 shares of common stock were sold at $17.00 per share. The Corporation received gross proceeds of $40.0 million for the shares of common stock sold in the offering. On November 10, 2017 the underwriters associated with the initial public offering exercised their option to purchase additional shares of common stock. The Bank received additional gross proceeds of $6.0 million for the 352,941 shares of common stock sold from the exercise of the underwriters’ option. Total proceeds, net of issuance costs, amounted to $42.1 million. Following completion of the public offering, the Corporation became a publicly traded bank with the common stock listed on The NASDAQ Global Select Market under the symbol “MRBK”.

(2)Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

	Year Ended
	December 31,
(dollars in thousands, except per share data)	2018	2017
Numerator:
Net income available to common stockholders	$8,163	1,865
Denominator for basic earnings per share - weighted average shares outstanding	6,397	3,743
Effect of dilutive common shares	30	27
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,427	3,770
Basic earnings per share	$1.28	0.50
Diluted earnings per share	$1.27	0.49
Antidilutive shares excluded from computation of average dilutive earnings per share	126	50

(3)Business Combinations

HJ Wealth Management, LLC (“HJ Wealth”)

The acquisition of HJ Wealth, a Pennsylvania-based wealth management firm, was completed on April 5, 2017. Immediately after the acquisition, HJ Wealth was merged into a new single member LLC, Meridian Wealth Partners, LLC. The consideration paid by the Corporation was $5.7 million, of which $3.2 million was paid at closing, with a note payable of $2.5 million bearing interest at 3%. Interest and principal payments are due quarterly through April 1, 2020. The note payable may be reduced if certain contractual considerations are not met. The cost of the acquisition was $114 thousand for professional fees, which were expensed.  The acquisition enhanced the Corporation’s ability to offer comprehensive wealth management and fiduciary services to clients and the goodwill is related to expected synergies between the respective customer bases.

In connection with the HJ Wealth acquisition, the following table details the consideration paid, the fair value of identifiable assets acquired as of the date of acquisition and the resulting goodwill recorded:

(dollars in thousands)

Consideration Paid:
Cash paid at closing	$3,025
Purchaser note	2,475
Seller fees paid by buyer	200
Value of consideration	5,700

Assets acquired:
Intangible assets - trade name	266
Intangible assets - customer relationships	4,083
Intangible assets - non competition agreements	275
Contingent asset	177
Total assets	4,801
Goodwill resulting from acquisition of HJ Wealth	$899

No liabilities were assumed in connection with the HJ Wealth acquisition.

All goodwill associated with the acquisition of HJ Wealth is included in the Wealth segment in footnote 22 to the consolidated financial statements.

The contingent asset was established to represent the potential reduction of the acquisition note payable that could have been required if the revenue target of HJ Wealth over the first 18 months after acquisition was not met.

(4)Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisition of HJ Wealth, LLC in April 2017 are detailed below:

	Balance			Balance	Amortization
	December 31,	Amortization	Fair Value	December 31,	Period
(dollars in thousands)	2017	Expense	Adjustment	2018	(in years)
Goodwill - Wealth	$899	—	—	899	Indefinite
Total Goodwill	899	—	—	899

Intangible assets - trade name	266	—	—	266	Indefinite
Intangible assets - customer relationships	3,930	(203)	—	3,727	20
Intangible assets - non competition agreements	223	(69)	—	154	4
Contingent asset	177		(177)	—	N/A
Total Intangible Assets	4,596	(272)	(177)	4,147
Total	$5,495	(272)	(177)	5,046

Accumulated amortization on intangible assets was $477 thousand and $205 thousand as of December 31, 2018 and 2017, respectively.  The contingent asset was marked to fair value on a quarterly basis for 18 months after the closing date. During the third quarter of 2018 the fair value of the contingent asset was marked to $0 as we determined it no longer had value due to the revenue earned in the 18 months following the acquisition of HJ Wealth exceeding the target discussed above in footnote 3.

In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill and identifiable intangible assets as of December 31, 2018 and determined it was more likely than not that the fair value of the Corporation, including the wealth reporting unit where the goodwill and identifiable intangible assets are held, was more than its carrying amount.

Future schedule of amortization (in thousands):

2019	$273
2020	273
2021	221
2022	204
2023	204
Thereafter	2,706
$3,881

(5)Securities

The amortized cost and approximate fair value of securities as of December 31, 2018 and 2017 are as follows:

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$24,092	45	(271)	23,866
U.S. government agency collateralized mortgage obligations	14,754	52	(142)	14,664
State and municipal securities	11,096	22	(199)	10,919
Investments in mutual funds	1,000	—	(21)	979
Total securities available-for-sale	$50,942	119	(633)	50,428
Securities held to maturity:
U.S. Treasuries	$1,991	—	(13)	1,978
State and municipal securities	10,750	17	(90)	10,677
Total securities held-to-maturity	$12,741	17	(103)	12,655

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$21,439	19	(190)	21,268
U.S. government agency collateralized mortgage obligations	7,875	2	(99)	7,778
State and municipal securities	10,079	14	(134)	9,959
Investments in mutual funds	1,000	1	—	1,001
Total securities available-for-sale	$40,393	36	(423)	40,006
Securities held to maturity:
U.S. Treasuries	$1,978	—	(8)	1,970
State and municipal securities	10,883	86	(70)	10,899
Total securities held-to-maturity	$12,861	86	(78)	12,869

At December 31, 2018, the Corporation had two U.S. Treasuries,  twenty-four U.S. Government sponsored agency mortgage‑backed securities, twelve U.S. Government sponsored agency collateralized mortgage obligations, twenty-six State and municipal securities, and one mutual fund in unrealized loss positions. At December 31, 2017, the Corporation had thirteen U.S. Government agency securities, two U.S. Government sponsored agency collateralized mortgage obligations and fourteen State and municipal securities in unrealized loss positions. As of December 31, 2018, the temporary impairment is primarily the result of changes in market interest rates subsequent to purchase and the Corporation did not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other‑than‑temporarily impaired.

As of December 31, 2018 and 2017, securities having a fair value of $20.6 million and $22.6 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$2,354	(6)	15,223	(265)	17,577	(271)
U.S. government agency collateralized mortgage obligations	2,636	(14)	5,620	(128)	8,256	(142)
State and municipal securities	957	(11)	8,746	(188)	9,703	(199)
Investments in mutual funds	980	(21)	—	—	980	(21)
Total securities available-for-sale	$6,927	(52)	29,589	(581)	36,516	(633)
Securities held-to-maturity:
U.S. Treasuries	$—	—	1,978	(13)	1,978	(13)
State and municipal securities	1,545	(5)	4,783	(85)	6,328	(90)
Total securities held-to-maturity	$1,545	(5)	6,761	(98)	8,306	(103)

	December 31, 2017
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$9,788	(28)	7,854	(162)	17,642	(190)
U.S. government agency collateralized mortgage obligations	6,732	(81)	860	(18)	7,592	(99)
State and municipal securities	6,147	(57)	2,818	(77)	8,965	(134)
Total securities available-for-sale	$22,667	(166)	11,532	(257)	34,199	(423)
Securities held-to-maturity:
U.S. Treasuries	$1,962	(8)	—	—	1,962	(8)
State and municipal securities	4,851	(70)	—	—	4,851	(70)
Total securities held-to-maturity	$6,813	(78)	—	—	6,813	(78)

The amortized cost and carrying value of securities at December 31, 2018 and 2017 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2018				December 31, 2017
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$906	902	1,991	1,978	$—	—	—	—
Due after one year through five years	1,236	1,226	3,154	3,148	2,206	2,189	3,803	3,791
Due after five years through ten years	6,411	6,290	7,596	7,529	3,500	3,436	7,180	7,156
Due after ten years	2,543	2,501	—	—	4,374	4,333	1,878	1,922
Subtotal	11,096	10,919	12,741	12,655	10,080	9,958	12,861	12,869
Mortgage-related securities	38,846	38,530	—	—	29,313	29,047	—	—
Mutual funds with no stated maturity	1,000	979	—	—	1,000	1,001	—	—
Total	$50,942	50,428	12,741	12,655	$40,393	40,006	12,861	12,869

(6)Loans Receivable

Loans and leases outstanding at December 31, 2018 and 2017 are detailed by category as follows:

(dollars in thousands)	2018	2017
Mortgage loans held for sale	$37,695	35,024
Real estate loans:
Commercial mortgage	325,393	263,141
Home equity lines and loans	82,286	84,039
Residential mortgage (1)	53,360	32,375
Construction	116,906	104,970
Total real estate loans	577,945	484,525

Commercial and industrial	259,806	209,996
Consumer	701	1,022
Leases, net	1,335	762
Total portfolio loans and leases	839,787	696,305
Total loans and leases	$877,482	731,329

Loans with predetermined rates	$264,376	202,317
Loans with adjustable or floating rates	613,106	529,012
Total loans and leases	$877,482	731,329

Net deferred loan origination (fees) costs	$(1,681)	(1,668)

(1) Includes $11,422 and $10,157 of loans at fair value as of December 31, 2018 and 2017, respectively.

Components of the net investment in leases at December 31, 2018 and 2017 are detailed as follows:

(dollars in thousands)	2018	2017
Minimum lease payments receivable	$1,420	793
Unearned lease income	(85)	(31)
Total	$1,335	762

Age Analysis of Past Due Loans and Leases

The following table presents an aging of the Corporation’s loan and lease portfolio as of December 31, 2018 and 2017, respectively:

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2018	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	324,169	324,169	1,224	325,393	0.38%
Home equity lines and loans	348	—	348	81,855	82,203	83	82,286	0.52
Residential mortgage (1)	195	—	195	51,018	51,213	2,147	53,360	4.39
Construction	—	—	—	116,906	116,906	—	116,906	—
Commercial and industrial	217	—	217	259,112	259,329	477	259,806	0.27
Consumer	—	—	—	701	701	—	701	—
Leases	49	—	49	1,286	1,335	—	1,335	3.67
Total	$809	—	809	835,047	835,856	3,931	839,787	0.56%

(1) Includes $11,422 of loans at fair value as of December 31, 2018 ($10,098 of current, $187 of 30-89 days past due and $1,137 of nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2017	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	262,727	262,727	414	263,141	0.16%
Home equity lines and loans	142	—	142	83,760	83,902	137	84,039	0.33
Residential mortgage (1)	734	—	734	30,557	31,291	1,084	32,375	5.62
Construction	—	—	—	104,785	104,785	185	104,970	0.18
Commercial and industrial	—	—	—	208,670	208,670	1,326	209,996	0.63
Consumer	—	—	—	1,022	1,022	—	1,022	—
Leases	87	11	98	664	762	—	762	12.86
Total	$963	11	974	692,185	693,159	3,146	696,305	0.59%

(1) Includes $10,157 of loans at fair value as of December 31, 2017 ($9,334 of current and $823 of nonaccrual).

(7)Allowance for Loan and Lease Losses (the Allowance)

The Allowance is established through provisions for loan and lease losses charged against income. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance.

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

Roll-Forward of the Allowance by Portfolio Segment

The following tables detail the roll‑forward of the Corporation’s Allowance, by portfolio segment, as of December 31, 2018 and 2017, respectively:

	Balance,				Balance,
(dollars in thousands)	December 31, 2017	Charge-offs	Recoveries	Provision	December 31, 2018
Commercial mortgage	$2,434	—	7	768	3,209
Home Equity lines and loans	280	(221)	18	246	323
Residential mortgage	82	—	61	48	191
Construction	1,689	—	—	(62)	1,627
Commercial and industrial	2,214	(244)	142	578	2,690
Consumer	5	—	4	(6)	3
Leases	5	—	—	5	10
Total	$6,709	(465)	232	1,577	8,053

	Balance,				Balance,
(dollars in thousands)	December 31, 2016	Charge-offs	Recoveries	Provision	December 31, 2017
Commercial mortgage	$2,038	(119)	218	297	2,434
Home Equity lines and loans	460	(42)	48	(186)	280
Residential mortgage	85	—	130	(133)	82
Construction	690	—	—	999	1,689
Commercial and industrial	1,973	(1,338)	221	1,358	2,214
Consumer	2	—	5	(2)	5
Leases	5	—	—	—	5
Unallocated	172	—	—	(172)	—
Total	$5,425	(1,499)	622	2,161	6,709

The Allowance Allocated by Portfolio Segment

The following table details the allocation of the Allowance and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2018 respectively:

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2018	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,209	3,209	$1,929	323,464	325,393
Home Equity lines and loans	—	323	323	83	82,203	82,286
Residential mortgage	—	191	191	969	40,969	41,938
Construction	—	1,627	1,627	1,281	115,625	116,906
Commercial and industrial	103	2,587	2,690	1,537	258,269	259,806
Consumer	—	3	3	—	701	701
Leases	—	10	10	—	1,335	1,335
Total	$103	7,950	8,053	$5,799	822,566	828,365	(1)
(1)	Excludes deferred fees and loans carried at fair value.

The following table details the allocation of the Allowance and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2017 respectively:

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2017	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	2,434	2,434	$1,533	261,608	263,141
Home Equity lines and loans	—	280	280	137	83,902	84,039
Residential mortgage	—	82	82	249	22,154	22,403
Construction	—	1,689	1,689	260	104,710	104,970
Commercial and industrial	1	2,213	2,214	2,506	207,490	209,996
Consumer	—	5	5	—	1,022	1,022
Leases	—	5	5	—	762	762
Total	$1	6,708	6,709	$4,685	681,648	686,333	(1)

(1)	Excludes deferred fees and loans carried at fair value.

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

•	Pass – Loans considered to be satisfactory with no indications of deterioration.
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

•

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loan balances classified as doubtful have been reduced by partial charge-offs and are carried at their net realizable values.

The following table details the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2018 and 2017, respectively:

December 31, 2018		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$320,130	3,713	1,550	—	325,393
Home equity lines and loans	82,121	—	165	—	82,286
Construction	114,249	2,657	—	—	116,906
Commercial and industrial	239,181	12,620	7,975	30	259,806
Total	$755,681	18,990	9,690	30	784,391

December 31, 2017		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$258,337	3,917	887	—	263,141
Home equity lines and loans	83,902	—	137	—	84,039
Construction	103,118	1,852	—	—	104,970
Commercial and industrial	194,784	13,997	448	767	209,996
Total	$640,141	19,766	1,472	767	662,146

In addition to credit quality indicators as shown in the above tables, Allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as December 31, 2018 and 2017, respectively. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below for the twelve months ended December 31, 2018 and 2017, respectively.

	December 31, 2018			December 31, 2017
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$40,969	969	41,938	$22,154	249	22,403
Consumer	701	—	701	1,022	—	1,022
Leases	1,335	—	1,335	762	—	762
Total	$43,005	969	43,974	$23,938	249	24,187

There were six nonperforming residential mortgage loans at December 31, 2018 and four at December 31, 2017 with a combined outstanding principal balance of $1.9 million and $826 thousand, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the periods.

	At December 31, 2018				At December 31, 2017
				Average				Average
	Recorded	Principal	Related	recorded	Recorded	Principal	Related	recorded
(dollars in thousands)	investment	balance	allowance	investment	investment	balance	allowance	investment
Impaired loans with related allowance:
Commercial mortgage	$—	—	—	—	—	—	—	—
Commercial and industrial	676	679	103	680	124	491	1	173
Home equity lines and loans	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total	676	679	103	680	124	491	1	173
Impaired loans without related allowance:
Commercial mortgage	$1,929	2,379	—	1,982	1,534	2,025	—	1,537
Commercial and industrial	861	945	—	885	1,907	3,180	—	2,945
Home equity lines and loans	83	89	—	84	137	137	—	137
Residential mortgage	969	978	—	978	249	249	—	249
Construction	1,281	1,281	—	1,293	260	260	—	267
Total	5,123	5,672	—	5,222	4,087	5,851	—	5,135
Grand Total	$5,799	6,351	103	5,902	4,211	6,342	1	5,308

Interest income recognized on performing impaired loans amounted to $327 thousand and $248 thousand for the twelve months ended December 31, 2018 and 2017, respectively.

Troubled Debt Restructuring

The restructuring of a loan is considered a “troubled debt restructuring” if both of the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the creditor has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan, and (e) for leases, a reduced lease payment. A less common concession granted is the forgiveness of a portion of the principal.

The determination of whether a borrower is experiencing financial difficulties takes into account not only the current financial condition of the borrower, but also the potential financial condition of the borrower, were a concession not granted. The determination of whether a concession has been granted is very subjective in nature. For example, simply extending the term of a loan at its original interest rate or even at a higher interest rate could be interpreted as a concession unless the borrower could readily obtain similar credit terms from a different lender.

The balance of TDRs at December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
(dollars in thousands)	2018	2017
TDRs included in nonperforming loans and leases	$1,219	741
TDRs in compliance with modified terms	3,047	1,900
Total TDRs	$4,266	2,641

The following table presents information regarding loan and lease modifications granted during the year ended December 31, 2018 that were categorized as TDRs:

	For the Year Ended December 31, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance

Real Estate:
Commercial mortgage	1	$796	$796	$—
Land and Construction	1	1,628	1,628	—
Commercial and industrial	3	549	549	63
Total	5	$2,973	$2,973	$63

The following table presents information regarding loan and lease modifications granted during the year ended December 31, 2017 that were categorized as TDRs:

	For the Year Ended December 31, 2017
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance
Real Estate:
Commercial mortgage	1	$177	$177	$—
Commercial and industrial	1	165	165	—
Total	2	$342	$342	$—

No loan and lease modifications granted during the twelve months ended December 31, 2018 and 2017 subsequently defaulted during the same time period.

The following table presents information regarding the number of contracts by type of loan and lease modifications made for the twelve months ended December 31, 2018 and 2017:

	For the Year Ended		For the Year Ended
	December 31, 2018		December 31, 2017
		Interest Rate		Interest Rate
	Loan Term	Change and Loan	Loan Term	Change and Loan
	Extension	Term Extension	Extension	Term Extension
Real Estate:
Commercial mortgage	1	—	1	—
Land and Construction	1	—	—	—
Commercial and industrial	2	1	—	1
Total	4	1	1	1

(8)Bank Premises and Equipment

The components of premises and equipment at December 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Building	$3,824	3,824
Leasehold improvements	3,013	2,200
Land	600	600
Land Improvements	215	215
Furniture, fixtures and equipment	2,447	2,230
Computer equipment and data processing software	6,211	5,588
Construction in process	118	130
Less: accumulated depreciation	(6,790)	(5,048)
Total	$9,638	9,741

Total depreciation expense for the years ended December 31, 2018 and 2017 totaled $1.7 million and $1.4 million, respectively.

(9)Deposits

The components of deposits at December 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Demand, noninterest bearing	$126,150	100,454
Demand, interest-bearing	114,610	81,872
Savings accounts	3,097	303
Money market accounts	229,557	226,070
Time deposits	278,716	218,410
Total	$752,130	627,109

The aggregate amount of time deposits in denominations over $250 thousand were $233.7 million and $147.8 milllion as of December 31, 2018 and 2017, respectively.

At December 31, 2018, the scheduled maturities of time deposits are as follows (in thousands):

2019	$252,816
2020	13,604
2021	10,678
2022	465
2023	1,153
$278,716

(10)Short‑Term Borrowings and Long‑Term Debt

The Corporation’s short‑term borrowings generally consist of federal funds purchased and short‑term borrowings extended under agreements with Federal Home Loan Bank of Pittsburgh. The Corporation has two Federal Funds borrowing facilities with correspondent banks: one of $15 million and one of $24 million, respectively, which are both unsecured.    Federal funds purchased generally represent one‑day borrowings. The Corporation had no Federal funds purchased at December 31, 2018 or December 31, 2017, respectively. The Corporation also has a facility with the Federal Reserve discount window of $10.4 million that is fully secured by investment securities and loans. There were no borrowings under this facility at December 31, 2018.

Short‑term borrowings as of December 31, 2018 consisted of short‑term advances from FHLB of Pittsburgh in the amount of $112.5 million with interest at 2.62%,  and $1.8 million with an original term of 4 years and interest at 1.70%.

Short‑term borrowings as of December 31, 2017 consisted of short‑term advances from FHLB of Pittsburgh in the amount of $93.8 million with interest at 1.54%,  $1.2 million with an original terms of 2 years and interest at 0.97% and $2.5 million with an original term of 5 years and interest at 1.92%,  $1 million with an original term of 4 years and interest of 1.68%, and $1.3 million with an original term of 4 years and interest at 1.55%.

Long‑term debt at December 31, 2018 consisted of the following fixed rate notes with the FHLB of Pittsburgh:

			Balance as of
	Maturity	Interest	December 31,	December 31,
(dollars in thousands)	date	rate	2018	2017
Mid-term Repo-fixed	06/26/19	1.70%	—	1,800
Mid-term Repo-fixed	08/10/20	2.76%	5,000	5,000
Acquisition Purchase Note	04/01/20	3.00%	1,238	2,063
			$6,238	8,863

The FHLB of Pittsburgh had issued $45.1 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2019.

The Corporation has a maximum borrowing capacity with the FHLB of Pittsburgh of $437.2 million and $380.2 million as of December 31, 2018 and 2017, respectively. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(11)Subordinated Debentures

In December 2008, the Corporation issued $550,000 of mandatory convertible unsecured subordinated debentures (2008 Debentures). The 2008 Debentures have a maturity date of December 18, 2023 and interest on the 2008 Debentures is paid quarterly at 6%. The 2008 Debentures are convertible into 1.05 shares of the Corporation’s common stock for every $15 in principal amount of the 2008 Debentures automatically on such date, if any, as accumulated losses of the Corporation first exceed the sum of the retained earnings and capital surplus accounts of the Corporation. The 2008 Debentures began to repay principal in eight equal installments which commenced in December of 2016. As of December 31, 2018, $343,750 of the 2008 Debentures remained outstanding, after pay downs of $68,750 during 2018.

In December 2011, the Corporation issued $1,425,000 of mandatory convertible unsecured subordinated debentures (2011 Debentures). The 2011 Debentures have a maturity date of December 31, 2026 and interest on the 2011 Debentures is paid quarterly at 6%. The 2011 Debentures are convertible into 1 share of the Corporation’s common stock for every $17 in principal amount of the 2011 Debentures automatically on such date, if any, as accumulated losses of the Corporation first exceed the sum of the retained earnings and capital surplus accounts of the Corporation. As of December 31, 2018, $925,000 of the 2011 Debentures remained outstanding, after pay downs of $500 thousand during 2018.

In April 2013, the Corporation issued $1,370,000 of mandatory convertible unsecured subordinated debentures (2013 Debentures). The 2013 Debentures have a maturity date of December 31, 2028 and interest on the 2013 Debentures is paid quarterly at 6.5%. The 2013 Debentures are convertible into 1 share of the Corporation’s common stock for every $22 in principal amount of the 2013 Debentures automatically on such date, if any, as accumulated losses of the Corporation first exceed the sum of the retained earnings and capital surplus accounts of the Corporation. As of December 31, 2018, $870,000 of the 2013 Debentures remained outstanding, after pay downs of $500 thousand during 2018.

In June, August and September 2014, the Corporation issued $3,000,000,  $100,000 and $7,000,000 of non-convertible unsecured subordinated debentures (2014 Debentures). The 2014 Debentures have maturity dates of June 30, 2024, June 30, 2024 and September 30, 2024, respectively. Interest on all three tranches of the 2014 Debentures is paid quarterly at 7.25%.  As of December 31, 2018, $7,100,000 of the 2014 Debentures remained outstanding after pay downs of $3 million during 2018.

Upon formation of the bank holding company as described in detail in footnote 1, the Corporation assumed these Debentures that were originally issued by the Bank.

The 2008, 2011, 2013 and 2014 Debentures are includable as Tier 2 capital for determining the Corporation’s compliance with regulatory capital requirements (see footnote 19). Upon conversion, the 2008, 2011 and 2013 Debentures become Tier 1 Capital.

(12)Preferred Stock

In October 2008, the United States Treasury Department announced a voluntary Capital Purchase Program, a part of the Troubled Asset Relief Program (TARP), to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Meridian Bank received approval for these capital funds.

On February 13, 2009, the Bank entered into a Letter Agreement with the United States Department of the Treasury pursuant to which the Bank issued and sold to the Treasury (i) 6,200 shares of the Bank’s Series 2009A Preferred Stock and (ii) a warrant to purchase 310 shares of the Bank’s Series 2009B Preferred Stock for an aggregate purchase price of $6.2 million in cash (TARP funds). The warrant was exercised as a cashless exercise on February 13, 2009 and 310 shares of Series 2009B Preferred Stock were issued on that date. Series 2009A Preferred Stock paid cumulative dividends of 5% per annum for the first five years and pay 9% per annum thereafter. Series 2009B Preferred Stock pays dividends of 9% per annum.

On December 3, 2009, the Bank entered into a second agreement with the United States Department of the Treasury pursuant to which the Bank issued and sold to the Treasury 6,335 shares of the Bank’s Series 2009 C Preferred Stock for $6,335,000. There were no warrants issued with the Series 2009C Preferred Stock and the Series 2009 C Preferred Stock paid dividends of 5% per annum for the first five years and pays 9% per annum thereafter.

On March 7, 2014, Meridian Bank participated in the United States Treasury Department auction in which all 12,845 shares were sold to private investors.  The rate and term of the shares remain the same, while the Treasury Department standards in regards to executive compensation limitations and corporate governance are no longer applicable.

All series of the preferred stock qualified as Tier 1 capital while outstanding. All 12,845 preferred shares were redeemed by the Bank in December 2017. No preferred stock was outstanding at December 31, 2018 or 2017.

(13)Lease Commitments

The Corporation leases seventeen branch spaces from third parties under operating lease agreements expiring at different periods through December 2026. Under all current agreements, the Corporation is responsible for its portion of real estate taxes, utilities, insurance, and repairs and maintenance.

Total rental expense for the years ended December 31, 2018 and 2017 was $1.4 million and $1.7 million, respectively. Future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

Future minimum lease payments

(dollars in thousands)
2019	$1,239
2020	927
2021	878
2022	717
2023	608
Thereafter	3,159
$7,528

(14)Stock-Based Compensation

The Corporation has issued stock options under the Meridian Bank 2004 Stock Option Plan (2004 Plan). The 2004 Plan authorized the Board of Directors to grant options up to an aggregate of 446,091 shares, as adjusted for the 5% stock dividends in 2012, 2014 and 2016 to officers, other employees and directors of the Corporation. No additional shares are available for future grants. The shares granted under the 2004 Plan to directors are nonqualified options. The shares granted under the 2004 Plan to officers and other employees are incentive stock options, and are subject to the limitations under Section 422 of the Internal Revenue Code.

The Corporation has issued stock options under the Meridian Bank 2016 Equity Incentive Plan (2016 Plan), which was amended on May 24, 2018 to authorize the Board of Directors to grant options up to an aggregate of 686,900 shares, adjusted for the 2016 5% stock dividend. A total of 128,450 shares have been granted under the 2016 plan through December 31, 2018. Shares granted under the 2016 Plan to directors are nonqualified options, while shares granted to officers and other employees are incentive stock options, and are subject to the limitations under Section 422 of the Internal Revenue Code.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the vesting period. The fair value of stock option grants is determined using the Black-Scholes pricing model. The assumptions necessary for the calculation of the fair value are expected life of options, annual volatility of stock price, risk-free interest rate and annual dividend yield.

All awards granted under the 2016 Plan to date have a term that does not exceed ten years and vest 25% upon grant and become fully exercisable after three years of service from the grant date.

The following table provides information about options outstanding as of December 31, 2018 and 2017:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding at December 31, 2016	169,358	$13.70	$3.97
Exercised	(1,037)	9.88	3.53
Granted	48,750	19.00	4.05
Expired	(3,187)	10.19	3.06
Forfeited	(1,969)	14.22	4.38
Outstanding at December 31, 2017	211,915	14.99	4.00
Exercised	(14,508)	12.43	3.44
Granted	79,450	17.70	5.49
Expired	—	—	—
Forfeited	(2,787)	17.94	4.27
Outstanding at December 31, 2018	274,070	15.88	4.46
Exercisable at December 31, 2018	169,492	14.89	4.24
Nonvested at December 31, 2018	104,578	$17.48	$4.82

The weighted average remaining contractual life of the outstanding stock options at December 31, 2018 is 7.5 years. The range of exercise prices is $9.88 to $19.00. The aggregate intrinsic value of options outstanding and exercisable was $484 thousand as of December 31, 2018.

The fair value of each option granted in 2018 was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk‑free interest rate of between 2.84% and 3.06%, expected life of 5.75 years, and expected volatility of between 19.68% and 26.11% based on an average of the Corporation’s share price since going public and the expected volatility of similar public financial institutions in the Corporation’s market area for the period before the Corporation went public. The weighted average fair value of options granted in 2018 was $4.87 to $5.52 per share.

The fair value of each option granted in 2017 was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk‑free interest rate of 2.17%, expected life of 7 years, and expected volatility of 19.70%. The volatility percentage was based on the average expected volatility of similar public financial institutions in the Corporation’s market area. The weighted average fair value of options granted in 2017 was $4.05 per share.

Total stock compensation cost for the twelve months ended December 31, 2018 and December 31, 2017 was $293 thousand and $203 thousand, respectively. During the twelve months ended December 31, 2018, the Corporation received $128 thousand from the exercise of stock options. There were no tax benefits recognized related to stock compensation cost for the twelve months ended December 31, 2018.

In accordance with ASU 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2018, we recognized actual forfeitures of 2,787 shares of stock options that were granted to officers and other employees.

As of December 31, 2018, there was  $362 thousand of unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of 1.30 years.

(15)Income Taxes

The components of the federal and state income tax expense for the years ended December 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Federal:
Current	$2,413	2,612
Deferred	(288)	(51)
	2,125	2,561
State:
Current	207	208
Deferred	(5)	(15)
	202	193
Totals	$2,327	2,754

A reconciliation of the statutory income tax at 21% and 34% to the income tax expense included in the statement of operations is as follows for 2018 and 2017, respectively:

(dollars in thousands)	2018		2017
Federal income tax at statutory rate	$2,203	21.0%	1,967	34.0%
State tax expense, net of federal benefit	160	1.5	127	2.0
Adjustment of net deferred tax assets for enacted change in tax laws and rate	—	—	737	12.5
Tax exempt interest	(92)	(0.9)	(156)	(2.7)
Bank owned life insurance	(63)	(0.6)	(94)	(1.6)
Incentive stock options	52	0.5	60	1.0
Stock offering costs	—	—	45	0.8
Other	67	0.6	68	1.6
Effective income tax rate	$2,327	22.1%	2,754	47.6%

The components of the net deferred tax asset at December 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan and lease losses	$1,802	1,518
Intangibles	74	37
Accrued retirement	380	330
Unrealized loss on available for sale securities	118	87
Deferred rent	155	170
Mortgage repurchase reserve	15	31
Other	77	43
	2,621	2,216
Deferred tax liabilities:
Property and equipment	(524)	(571)
Mortgage pipeline fair-value adjustment	(80)	(79)
Hedge instrument fair-value adjustment	(16)	(53)
Prepaid expenses	(131)	(88)
Deferred loan costs	(234)	(113)
	(985)	(904)
Net deferred tax asset	$1,636	1,312

The effective tax rates for the twelve-month periods ended December 31, 2018 and 2017 were 22.1% and 47.6% respectively. The decrease in rate from 47.6% to 22.1% between 2017 and 2018 was directly related to the passage of H.R.1, formerly known as the Tax Cuts and Jobs Act (the Act) on December 22, 2017. The Act lowered the top federal corporate rate from 35% to 21%. In accordance with GAAP, this required the re-measurement, in the period including the enactment, of the Corporation’s net deferred tax asset to reflect the rate at which they will be recognized in future periods. The result was a $737 thousand one-time charge to income tax expense for the twelve-month period ended December 31, 2017.

Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. During 2018 we did not recognize income tax expense related to tax reform.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

As of December 31, 2018, the Corporation had an investment in low income housing tax credits of $1.8 million on which it recognized tax credits of $109 thousand, amortization of $155 thousand and tax benefits from losses of $39 thousand during the year ended December 31, 2018.

(16)Transactions with Executive Officers, Directors and Principal Stockholders

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties). Loans receivable from related parties totaled $3.5 million and $1.4 million at December 31, 2018 and 2017, respectively. Advances and repayments during 2018 totaled $5.6 million and $3.5 million respectively. Advances and repayments during 2017 totaled $2.4 million and $2.6 million respectively. Deposits of related parties totaled $17.8 million and $8.0 million at December 31, 2018 and 2017, respectively. Subordinated debt held by related parties totaled $616 thousand and $1.2 million at December 31, 2018 and 2017, respectively.

The Corporation paid legal fees of $32 thousand and $45 thousand to a law firm of a director for the years ended December 31, 2018 and 2017, respectively.

(17)Financial Instruments with Off‑Balance Sheet Risk, Commitments and Contingencies

The Corporation is a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on‑balance sheet instruments.

A summary of the Corporation’s financial instrument commitments at December 31, 2018 and 2017 is as follows:

(dollars in thousands)	2018	2017
Commitments to grant loans and commitments under lines of credit	$290,614	220,180
Letters of credit	5,158	1,809

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation evaluates each customer’s credit worthiness on a case‑by‑case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2018 and 2017 for guarantees under standby letters of credit issues is not material.

Included in commitments to grant loans are mortgage loan commitments of $33.4 million and $45.8 million in 2018 and 2017, respectively, which included interest rate lock commitments. These rate lock commitments represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Corporation to lend funds to a potential borrower at the specified rate, regardless of whether interest rates change between the commitment date and the loan funding date. The Corporation’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loans. As such, these commitments are subject to interest rate risk and related price risk during the period from interest rate lock commitment through the loan funding date or expiration date. The Corporation economically hedges its mandatory sales channel using the forward sale of mortgage-backed securities, in addition to best-efforts forward sale commitments to substantially eliminate these risks. At December 31, 2018 and 2017, the Corporation had a notional amount of $26.5 million and $38.8 million, respectively. At December 31, 2018 and 2017, the Corporation had best efforts forward sale commitments to sell loans amounting to $9.3 million and $10.2 million, respectively. The Corporation is only obligated to settle the forward sale commitment if the loan closes in accordance with the terms of the interest rate lock commitment. The Corporation’s forward sale commitments generally expire within 90 days.

Loans sold under FHA or investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors may be subject to repurchase or indemnification if the loan is two or three months delinquent during a set period that usually varies from the first six months to a year after the loan is sold. At December 31, 2018 there were no indemnification or repurchase requests pending. Although repurchases and losses have been infrequent, repurchase reserves of $68 thousand and $138 thousand were recorded as of December 31, 2018 and 2017. There were no such repurchases for the year ended December 31, 2018.

(18)Recent Litigation

In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of banking, employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Corporation and its subsidiaries.  In the ordinary course of business, the Corporation and its subsidiaries are also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings.  In connection with formal and informal inquiries by federal, state, and local agencies, the Corporation and its subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities. Based on the information currently available, the Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders.

On November 21, 2017 several former employees of the mortgage-banking division of Meridian Bank filed a complaint in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, et. al., purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. On June 4, 2018 plaintiffs filed an amended complaint, to which Meridian answered, denying the claims and presenting affirmative defenses. Presently before the court is plaintiffs’ motion to conditionally certify the case as a collective action, which preliminary motion Meridian has opposed, and which motion remains pending. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Bank has recorded a $200 thousand reserve as a reasonable estimate for possible losses that may result from this action. This estimate may change from time to time, and actual losses, if any, could vary.

(19)Regulatory Matters

The Bank and the Corporation are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Corporation must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off‑balance sheet items as calculated under regulatory accounting practices. The Bank’s and the Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk‑weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk‑weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2018, that the Bank and the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2018, the Federal Deposit Insurance Corporation categorized the Bank and the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s and the Corporation’s category.

The Bank is subject to certain restrictions on the amount of dividends that it may declare and pay to the Corporation due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

The Banks’s and the Corporation’s actual capital amounts and ratios at December 31, 2018 and 2017 are presented below:

	December 31, 2018
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,577	13.70%	$71,577	8.00%	$89,472	10.00%
Common equity tier 1 capital (to risk-weighted assets)	105,196	11.76%	40,262	4.50%	58,157	6.50%
Tier 1 capital (to risk-weighted assets)	105,196	11.76%	53,683	6.00%	71,577	8.00%
Tier 1 capital (to average assets)	105,196	11.20%	37,578	4.00%	46,972	5.00%

	December 31, 2017
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$117,239	15.53%	$60,376	8.00%	$75,469	10.00%
Common equity tier 1 capital (to risk-weighted assets)	101,661	12.86%	33,961	4.50%	49,055	6.50%
Tier 1 capital (to risk-weighted assets)	97,084	12.86%	45,282	6.00%	60,376	8.00%
Tier 1 capital (to average assets)	97,084	12.37%	31,582	4.00%	39,478	5.00%

*     Does not include capital conservation buffer of 1.250% for 2017 and 1.875% for 2018

(20)Fair Value Measurements and Disclosures

The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

In accordance with this guidance, the Corporation groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 are as follows:

	December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$23,866	—	23,866	—
U.S. government agency collateralized mortgage obligations	14,664	—	14,664	—
State and municipal securities	10,919	—	10,919	—
Investments in mutual funds and other equity securities	979	—	979	—
Mortgage loans held-for-sale	37,695	—	37,695	—
Mortgage loans held-for-investment	11,422	—	11,422	—
Interest rate lock commitments	310	—	—	310
Customer derivatives - Interest rate swaps	141	—	141	—
Total	$99,996	—	99,686	310

	December 31, 2017
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$21,268	—	21,268	—
U.S. government agency collateralized mortgage obligations	7,778	—	7,778	—
State and municipal securities	9,959	—	9,959	—
Investments in mutual funds and other equity securities	1,001	—	1,001	—
Mortgage loans held-for-sale	35,024	—	35,024	—
Mortgage loans held-for-investment	9,972	—	9,972	—
Interest rate lock commitments	344	—	—	344
Total	$85,346	—	85,002	344

Assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 are as follows:

	December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (1)	$5,799	—	—	5,799
Other real estate owned (2)	—	—	—	—
Total	$5,799	—	—	5,799

	December 31, 2017
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (1)	$4,685	—	—	4,685
Other real estate owned (2)	437	—	—	437
Total	$5,122	—	—	5,122

(1)

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

(2)

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

(c)          Mortgage Loans Held-for-Sale

The fair value of loans held for sale is based on secondary market prices.

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

(e)Mortgage Loans Held-for-Investment

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

(n)         Derivative Financial Instruments

The fair value of forward commitments and interest rate swaps is based on market pricing and therefore are considered Level 2.  Derivatives classified as Level 3 consist of interest rate lock commitments related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. A significant increase or decrease in the external market price would result in a significantly higher or lower fair value measurement.

The estimated fair values of the Corporation’s financial instruments at December 31, 2018 and 2017 are as follows:

		December 31, 2018		December 31, 2017
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$23,952	23,952	35,506	35,506
Securities available-for-sale	Level 2	50,428	50,428	40,006	40,006
Securities held-to-maturity	Level 2	12,741	12,655	12,861	12,869
Mortgage loans held-for-sale	Level 2	37,695	37,695	35,024	35,024
Loans receivable, net	Level 3	818,631	820,512	677,956	669,852
Mortgage loans held-for-investment	Level 2	11,422	11,422	9,972	9,972
Interest rate lock commitments	Level 3	310	310	344	344
Restricted investment in bank stock	Level 3	7,002	7,002	6,814	6,814
Accrued interest receivable	Level 3	2,889	2,889	2,536	2,536
Customer derivatives - Interest rate swaps	Level 2	141	141	—	—
Financial liabilities:
Deposits	Level 2	752,130	744,300	627,109	626,635
Short-term borrowings	Level 2	114,300	114,300	99,750	99,750
Long-term debt	Level 2	6,238	6,240	8,863	8,865
Subordinated debentures	Level 2	9,239	9,396	13,308	12,883
Accrued interest payable	Level 2	305	305	216	216
Interest rate lock commitments	Level 3	40	40	34	34
Forward commitments	Level 2	176	176	75	75
Customer derivatives - Interest rate swaps	Level 2	161	161	—	—

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$290,614	310	220,180	344
Letters of credit	Level 2	5,158	—	1,809	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Balance at beginning of the period	$344	721
(Decrease) increase in value	(34)	(377)
Balance at end of the period	$310	344

			Significant
Valuation Techniques for Level 3 interest rate lock	Fair Value		Unobservable	Range of	Weighted
commitments as of December 31, 2018	Level 3	Valuation Technique	Input	Inputs	Average
Interest rate lock commitments	$310	Market comparable pricing	Pull through	1 - 99%	89.27%

Gains of $40 thousand and $367 thousand due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the twelve months ended December 31, 2018 and 2017, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

(21)Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Corporation is exposed to certain risk arising from both its business operations and economic conditions.  The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Corporation enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Corporation’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation’s known or expected cash receipts and its known or expected cash payments principally related to the Corporation’s loan portfolio.

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

Customer Derivatives – Interest Rate Swaps

Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers to swap a fixed rate product for a variable rate product, or vice versa.  The Corporation executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the Corporation executes with a third party, such that the Corporation minimizes its net interest rate risk exposure resulting from such transactions.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		December 31, 2018		December 31, 2017
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$27,188	310	38,574	344
Negative fair values	Other liabilities	6,218	(40)	7,201	(34)
Net interest rate lock commitments		33,406	270	45,775	310

Forward Commitments
Positive fair values	Other assets	—	—	6,500	5
Negative fair values	Other liabilities	26,500	(176)	32,250	(80)
Net forward commitments		26,500	(176)	38,750	(75)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	3,330	141	—	—
Negative fair values	Other liabilities	3,330	(161)	—	—
Net customer derivatives - interest rate swaps		6,660	(20)	—	—
Net derivative fair value asset		$66,566	74	84,525	235

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Year Ended December 31,
(dollars in thousands)	2018	2017
Interest Rate Lock Commitments	$(40)	(367)
Forward Commitments	(101)	(60)
Customer Derivatives - Interest Rate Swaps	(20)	—
Net fair value gains (losses) on derivative financial instrument	$(161)	(427)

Realized gains/(losses) on derivatives were $627 thousand and ($724) thousand for the year ended December 31, 2018 and 2017, respectively, and are included in other non-interest income in the consolidated statements of income.

(22)Segments

ASC Topic 280 – Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in this codification to the results of its operations.

Our Banking segment consists of commercial and retail banking. The Banking segment generates interest income from its lending (including leasing) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of available for sale investment securities, gains on the sale of residential mortgage loans, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income, title insurance fees, and other less significant non-interest income.

Meridian Wealth, a registered investment advisor and wholly-owned subsidiary of the Bank, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. The unit generates non-interest income through advisory fees.

Meridian’s mortgage banking segment (“Mortgage”) consists of one central loan production facility and several retail and profit sharing loan production offices located throughout the Delaware Valley. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale.  The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains.

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Year Ended December 31, 2018				Year Ended December 31, 2017
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$31,807	289	561	32,657	$28,381	148	409	28,938
Provision for loan losses	(1,577)	—	—	(1,577)	(2,161)	—	—	(2,161)
Net interest income after provision	30,230	289	561	31,080	26,220	148	409	26,777

Non-interest Income
Mortgage banking income	124	—	26,063	26,187	128	—	32,708	32,836
Wealth management income	200	3,717	—	3,917	223	2,649	—	2,872
Net change in fair values	—	—	(368)	(368)	—	—	(313)	(313)
Other	1,641	—	978	2,619	1,374	—	(69)	1,305
Total non-interest income	1,965	3,717	26,673	32,355	1,725	2,649	32,326	36,700

Non-interest Expense
Salaries and employee benefits	13,803	1,897	19,094	34,794	13,322	1,338	24,466	39,126
Occupancy and equipment	2,114	131	1,534	3,779	2,200	79	1,520	3,799
Professional fees	1,709	21	432	2,162	1,435	130	560	2,125
Advertising and promotion	1,197	432	726	2,355	1,061	322	865	2,248
Other	5,285	752	3,818	9,855	5,226	441	4,726	10,393
Total non-interest expense	24,108	3,233	25,604	52,945	23,244	2,310	32,137	57,691

Operating Margin	$8,087	773	1,630	10,490	$4,701	487	598	5,786

Total Assets	$951,132	6,146	40,110	997,388	$813,437	6,201	36,397	856,035

(23)Recent Accounting Pronouncements

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the Bank is permitted an extended transition period for complying with new or revised accounting standards affecting public companies. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1,070,000,000 or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of this offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year. We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. If we do so, we will prominently disclose this decision in the first periodic report following our decision, and such decision is irrevocable. As a filer under the JOBS Act, we will implement new accounting standards subject to the effective dates required for non-public entities.

Adopted Pronouncements in 2018:

FASB Accounting Standards update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting”

In March 2016, the FASB issued ASU 2016-09, ‘‘Improvements to Employee Share-Based Payment Accounting.’’ This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Effective January of 2018, the Corporation adopted the pronouncement.    In accordance with ASU 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2018, we recognized actual forfeitures of 2,787 shares of stock options that were granted to officers and other employees.

FASB ASU 2017‑04 (Topic 350), “Intangibles – Goodwill and Others”

Issued in January 2017, ASU 2017-04 simplifies the measurement of goodwill impairment by removing the hypothetical purchase price allocation. The new guidance requires an impairment of goodwill be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, up to the amount of goodwill recorded. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017, using the prospective method of adoption. The Corporation elected to early adopt this standard on December 31, 2018, on a prospective basis, with no impact to the consolidated financial statements or related disclosures at the time of adoption.

Pronouncements Not Effective as of December 31, 2018:

FASB ASU 2014‑09 (Topic 606), “Revenue from Contracts with Customers”

Issued in May 2014, ASU 2014‑09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015‑14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014‑09 by one year. In March 2016, the FASB issued ASU 2016‑ 08”, “Principal versus Agent Considerations (Reporting Gross versus Net),” which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016‑20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016‑12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for public companies for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the ‘retrospective’ or ‘retrospectively with the cumulative effect’ transition method. For non-public companies, the ASC updates are effective for annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The Corporation’s revenue is the sum of net interest income and non-interest income. The scope of the guidance excludes nearly all net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Corporation performed a review and determined that the majority of non-interest income revenue streams are within the scope of the new standard. Non-interest income streams that are out of scope of the new standard include BOLI, sales of investment securities, mortgage banking activities, and certain items within service charges and other income. Management is reviewing contracts related to service charges on deposits, investment advisory commissions and fee income, and certain items within other service charges and other income, however our preliminary evaluation of revenue streams that are in the scope of this ASU suggests that adoption of this guidance is not expected to have a material impact on our consolidated statement of income.  The Corporation expects to adopt this ASU as of December 31, 2019 and has not yet determined the impact to our Consolidated Financial Statements.

FASB ASU 2017-05 (Topic 610), “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”

Issued in February 2017, ASU 2017-05 provides clarification of the scope of ASC 610-20. Specifically, the new guidance clarifies that ASC 610-20 applies to nonfinancial assets which do not meet the definition of a business or not-for-profit activity. Further, the new guidance clarifies that a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance nonfinancial asset which is defined as a financial asset promised to a counterparty in a contract where substantially all of the assets promised are nonfinancial. Finally, the new guidance clarifies that each distinct nonfinancial asset and insubstance nonfinancial asset should be derecognized when the counterparty obtains control of it. The Corporation plans to adopt this ASU at the same time we adopt ASU 2014-09.

FASB ASU 2017‑01 (Topic 805), “Business Combinations”

Issued in January 2017, ASU 2017‑01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017‑01 is effective for public companies for annual periods beginning after December 15, 2017 including interim periods within those periods, while for non-public companies the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Corporation does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

FASB ASU 2016‑15 (Topic 320), “Classification of Certain Cash Receipts and Cash Payments”

Issued in August 2016, ASU 2016‑15 provides guidance on eight specific cash flow issues and their disclosure in the consolidated statements of cash flows. The issues addressed include debt prepayment, settlement of zero-coupon debt, contingent consideration in business combinations, proceeds from settlement of insurance claims, proceeds from settlement of BOLI, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the Predominance principle. ASU 2016‑15 is effective for public companies for the annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. For non-public companies ASU 2016‑15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Corporation does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

FASB ASU 2016‑13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016‑13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure the current expected credit losses (“CECL”) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables.  The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU.  A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. ASU 2016‑13 is effective for public companies for the annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. For non-public companies the ASU is effective for fiscal years and interim periods beginning after December 15, 2021, or January

1, 2022 for the Corporation.  The Corporation has assembled a cross-functional team from Finance, Credit, and IT that is leading the implementation efforts to evaluate the impact of this guidance on the Corporation's consolidated financial statements and related disclosures, internal systems, accounting policies, processes and related internal controls.

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

FASB ASU 2016‑01 (Subtopic 825‑10), “Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities”

Issued in January 2016, ASU 2016‑01 provides that equity investments will be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. For public companies, ASU 2016‑01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within the fiscal years beginning after December 31, 2019. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. ASU 2018‑03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825‑10) clarifies certain aspects of ASU 2016‑01 and has the same effective dates for non-public companies. The Corporation is evaluating the effects that ASU 2016‑01 and ASU 2018‑03 will have on its consolidated financial statements and related disclosures upon our adoption as of December 31, 2019.

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

FASB ASU 2017‑12 (Subtopic 815), “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”

Issued in August 2017, ASU 2017‑12 better aligns hedge accounting with an organization’s risk management activities in the financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. Specifically, the proposed ASU eases the requirements for effectiveness testing, hedge documentation and application of the shortcut and the critical terms match methods. Entities would be permitted to designate contractually specified components as the hedged risk in a cash flow hedge involving the purchase or sale of nonfinancial assets or variable rate financial instruments. In addition, entities would no longer separately measure and report hedge ineffectiveness. Also, entities, may choose refined measurement techniques to determine the changes in fair value of the hedged item in fair value hedges of benchmark interest rate risk. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020.  Early application is permitted in any interim period after issuance of the ASU for existing hedging relationships on the date of adoption and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Corporation has evaluated ASU 2017‑12, and has determined it has no current hedging strategies for which it plans to implement the ASU but we will consider the impact of the ASU on future hedging strategies that may arise.

FASB ASU 2018-16 (Subtopic 815), “Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”

In October 2018 ASU 2018-16 was issued.  The new guidance applies to all entities that elect to apply hedge accounting to benchmark interest rate hedges under Topic 815. It permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes in addition to the existing applicable rates. The guidance is required to be adopted concurrently with ASU 2017-12, on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after adoption. The Corporation does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

(24)Parent Company Financial Statements

The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

A. Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2018	2017
Investments in subsidiaries	109,867	—
Total assets	$109,867	—

Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued and outstanding 6,406,795 and 6,392,287 as of December 31, 2018 and December 31, 2017	6,407	—
Surplus	79,919	—
Retained earnings	23,931	—
Accumulated other comprehensive loss	(390)	—
Total stockholders’ equity	109,867	—
Total liabilities and stockholders’ equity	$109,867	—

B. Condensed Statements of Income

	Year ended
	December 31,
(dollars in thousands, except per share data)	2018	2017
Dividends from subsidiaries	$—	—
Net interest and other income	—	—
Total operating income	—	—
Expenses	—	—
Income before equity in undistributed income of subsidiaries	—	—
Equity in undistributed income of subsidiaries	8,163	—
Income before income taxes	8,163	—
Income tax (benefit) expense	—	—
Net income	8,163	—
Total other comprehensive income	(92)	—
Total comprehensive income	$8,071

C. Condensed Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2018	2017
Net income	$8,163	—
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(8,163)	—
Net cash provided by operating activities	—	—
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Corporation’s President and Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018. Based on this evaluation, the Corporation’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

The Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and notes included in this Annual Report on Form 10-K have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on Management’s best estimates and judgments.

The Corporation’s Management is responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; provide a reasonable assurance that receipts and expenditures of the Corporation are only being made in accordance with authorizations of Management and directors of the Corporation; and provide a reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by Management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are noted.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2018, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway

Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2018, the Corporation’s system of internal control over financial reporting is effective.

KPMG, LLP, which is the independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K, has not issued an attestation report on the Corporation’s internal control over financial reporting as they are not yet required to do so as we do not yet meet the asset size requirements to require an internal controls audit.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders under the headings, “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,”  “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODE OF ETHICS,” “CORPORATE GOVERNANCE,” and “AUDIT COMMITTEE.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders under the headings, “EXECUTIVE COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “OUTSTANDING AWARDS AT FISCAL YEAR-END TABLE,” “EXECUTIVE INCENTIVE, EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS,” and “DIRECTOR COMPENSATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders under the headings, “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders under the heading, “PROPOSAL TO RATIFY THE APPOINTMENT OF KPMG LLP AS THE CORPORATION’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2019.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)  The following portions of the Corporation’s consolidated financial statements are set forth in Item 8 – “Financial Statements and Supplementary Data”:

vii.      Consolidated Balance Sheets

viii.     Consolidated Statements of Income

ix.       Consolidated Statements of Comprehensive Income

x.        Consolidated Statements of Changes in Stockholders’ Equity

xi.       Consolidated Statements of Cash Flows

xii.      Notes to Consolidated Financial Statements

(a)(2) The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is presented in the consolidated financial statements or notes thereto.

(a)(3) The following exhibits are incorporated by reference herein or filed with this Form 10‑K:

Exhibit Number	Description
2.1

Plan of Merger and Reorganization dated April 26, 2018 by and between Registrant, Bank and Meridian Interim Bank, filed as Exhibit 2.1 to Form 8-K on August 24, 2018 and incorporated herein by reference.

3.1	Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Form 8-K on August 24, 2018 and incorporated herein by reference.
3.2	Bylaws of Registrant, filed as Exhibit 3.2 to Form 8-K on August 24, 2018 and incorporated herein by reference.
10.1	Meridian Bank 2016 Equity Incentive Plan, filed as Exhibit 10.1 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
10.2

Employment Agreement between Meridian Bank and Christopher Annas, effective January 30, 2004, filed as Exhibit 10.2 of the Registration Statement on Form 10, filed with the FDIC on October 31, 2017 and incorporated herein by reference.

10.3

Meridian Bank Supplemental Executive Retirement Deferred Compensation Plan, filed as Exhibit 10.3 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.

10.4	Meridian Bank Employee Stock Ownership Plan, filed as Exhibit 10.4 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
10.5*	Asset Purchase Agreement, filed as Exhibit 10.5 of the Amended Registration Statement on Form 10, filed with the FDIC on October 31, 2017 and incorporated herein by reference.
10.6	Meridian Bank 2004 Stock Option Plan, as amended June 15, 2006 and incorporated herein by reference.
21.1	List of Subsidiaries, filed as Exhibit 21.1 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
31.1	Rule 13a‑14(a)/ 15d‑14(a) Certification of the Principal Executive Officer, filed herewith.
31.2	Rule 13a‑14(a)/ 15d‑14(a) Certification of the Principal Financial Officer, filed herewith.
32	Section 1350 Certifications, filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Confidential treatment has been requested for certain information contained in this document pursuant to a letter filed with the Federal Deposit Insurance Corporation on October 31, 2017. Such Information has been omitted and filed separately with the Federal Deposit Insurance Corporation.

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meridian Bank

Date: March 31, 2019	By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2019	By:	/s/ Christopher J. Annas
Christopher J. Annas, Chairman of the Board

Date: March 31, 2019	By:	/s/ Denise Lindsay
Denise Lindsay, Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2019	By:	/s/ Robert M. Casciato
Robert M. Casciato, Director

Date: March 31, 2019	By:	/s/ George C. Collier
George C. Collier, Director

Date: March 31, 2019	By:	/s/ Robert T. Holland
Robert T. Holland, Director

Date: March 31, 2019	By:	/s/ Edward J. Hollin
Edward J. Hollin, Director

Date: March 31, 2019	By:	/s/ Anthony M. Imbesi
Anthony M. Imbesi, Director

Date: March 31, 2019	By:	/s/ Kenneth H. Slack
Kenneth H. Slack, Director