Form 10-Q
period 2019-03-31
Meridian Corp
filed 2019-05-29
CIK 1750735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(Address of principal executive offices) (Zip Code)

(484) 568‑5000

(Registrant’s telephone number, including area code)

Title of class	Trading Symbol	Name of exchange on which registered
Common Stock, $1 par value	MRBK	The NASDAQ Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 28, 2019 there were 6,406,996 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except per share data)	2019	2018
Cash and due from banks	$38,940	23,159
Federal funds sold	—	793
Cash and cash equivalents	38,940	23,952
Securities available-for-sale (amortized cost of $50,472 and $50,942 as of March 31, 2019 and December 31, 2018)	50,440	50,428
Securities held-to-maturity (fair value of $12,814 and $12,655 as of March 31, 2019 and December 31, 2018)	12,712	12,741
Mortgage loans held for sale (amortized cost of $29,163 and $37,337 as of March 31, 2019 and December 31, 2018)	29,612	37,695
Loans, net of fees and costs (includes $12,751 and $11,422 of loans at fair value, amortized cost of $12,472 and $11,466 as of March 31, 2019 and December 31, 2018)	862,372	838,106
Allowance for loan and lease losses	(8,376)	(8,053)
Loans, net of the allowance for loan and lease losses	853,996	830,053
Restricted investment in bank stock	6,179	7,002
Bank premises and equipment, net	9,276	9,638
Bank owned life insurance	11,641	11,569
Accrued interest receivable	3,001	2,889
Other real estate owned	120	—
Deferred income taxes (Footnote 1)	1,569	1,728
Goodwill and intangible assets	4,978	5,046
Other assets	5,050	4,739
Total assets	$1,027,514	997,480

Liabilities:
Deposits:
Noninterest bearing	$115,464	126,150
Interest-bearing	695,249	625,980
Total deposits	810,713	752,130
Short-term borrowings	82,233	114,300
Long-term debt	6,031	6,238
Subordinated debentures	9,239	9,239
Accrued interest payable	434	305
Other liabilities (Footnote 1)	6,872	5,716
Total liabilities	915,522	887,928

Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued and outstanding 6,406,996 and 6,406,795 as of March 31, 2019 and December 31, 2018	6,407	6,407
Surplus	79,980	79,919
Retained earnings (Footnote 1)	25,622	23,616
Accumulated other comprehensive loss	(17)	(390)
Total stockholders’ equity	111,992	109,552
Total liabilities and stockholders’ equity	$1,027,514	997,480

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2019	2018
Interest income:
Loans, including fees	$11,887	9,493
Securities:
Taxable	278	168
Tax-exempt	109	112
Cash and cash equivalents	50	23
Total interest income	12,324	9,796
Interest expense:
Deposits	3,236	1,659
Borrowings	611	445
Total interest expense	3,847	2,104
Net interest income	8,477	7,692
Provision for loan losses	219	554
Net interest income after provision for loan losses	8,258	7,138
Non-interest income:
Mortgage banking income	4,908	4,821
Wealth management income	864	1,078
Earnings on investment in life insurance	72	78
Net change in the fair value of derivative instruments	16	207
Net change in the fair value of loans held-for-sale	90	(3)
Net change in the fair value of loans held-for-investment	324	(171)
Service charges	27	32
Other	146	1,014
Total non-interest income	6,447	7,056
Non-interest expenses:
Salaries and employee benefits	7,727	8,436
Occupancy and equipment	963	960
Loan expenses	468	532
Professional fees	472	479
Advertising and promotion	465	581
Data processing	324	288
Information technology	266	325
Communications	192	246
Other	1,240	715
Total non-interest expenses	12,117	12,562
Income before income taxes	2,588	1,632
Income tax expense	582	362
Net income	$2,006	1,270

Basic earnings per common share	$0.31	0.20

Diluted earnings per common share	$0.31	0.20

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2019	2018
Net income:	$2,006	1,270

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $108 and ($87), respectively	373	(276)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax (benefit) expense of $0 and $0, respectively	—	—
Unrealized investment gains (losses), net of tax expense (benefit) of $108 and ($87), respectively	373	(276)
Total other comprehensive income	373	(276)
Total comprehensive income	$2,379	994

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018 (Footnote 1)	$6,392	79,501	15,453	(298)	101,048
Comprehensive income:
Net income			1,270		1,270
Change in unrealized gains on securities available-for-sale, net of tax				(276)	(276)
Total comprehensive income					994
Compensation expense related to stock option grants		3			3
Balance, March 31, 2018	$6,392	79,504	16,723	(574)	102,045

Balance, January 1, 2019	$6,407	79,919	23,616	(390)	109,552
Comprehensive income:
Net income			2,006		2,006
Change in unrealized gains on securities available-for-sale, net of tax				373	373
Total comprehensive income					2,379
Compensation expense related to stock option grants		61			61
Balance, March 31, 2019	$6,407	79,980	25,622	(17)	111,992

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2019	2018
Net income	$2,006	1,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291	285
Provision for loan losses	219	554
Compensation expense for stock options	61	3
Net change in fair value of loans held for sale	(90)	3
Net change in fair value of derivative instruments	(16)	(207)
Proceeds from sale of loans	112,948	136,321
Loans originated for sale	(96,265)	(127,337)
Mortgage banking income	(4,908)	(4,821)
Increase in accrued interest receivable	(112)	172
Increase in other assets	(161)	(1,177)
Earnings from investment in life insurance	(72)	(78)
Deferred income tax benefit (Footnote 1)	45	(40)
Increase in accrued interest payable	129	130
Increase in other liabilities (Footnote 1)	1,064	367
Net cash provided by operating activities	15,139	5,445
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	2,390	1,006
Purchases	(1,944)	—
Proceeds from sale of OREO	—	10
Settlement of forward contracts	(36)	(6)
Acquisition of wealth management company	—	—
Decrease in restricted stock	823	982
Net increase in loans	(27,607)	(45,576)
Purchases of premises and equipment	(86)	(1,116)
Proceeds from settlement of loans	—	2,766
Net cash used in investing activities	(26,460)	(41,934)
Cash flows from financing activities:
Net increase in deposits	58,583	52,194
Decrease in short term borrowings	(32,068)	(22,040)
Repayment of long term debt (Acquisition note)	(206)	(207)
Repayment of long term debt (Subordinated debt)	—	(4,000)
Net cash provided by financing activities	26,309	25,947
Net change in cash and cash equivalents	14,988	(10,542)
Cash and cash equivalents at beginning of period	23,952	35,506
Cash and cash equivalents at end of period	$38,940	24,964
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,718	1,974
Income taxes	2,735	—
Supplemental disclosure of cash flow information:
Transfers from loans and leases to real estate owned	120	—
Transfers from loans held for sale to loans held for investment	3,602	—

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, the fair value of financial instruments, other-than-temporary impairments of investment securities, and the valuations of goodwill and intangible assets.

These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the Securities and Exchange Commission (including our Annual Report on Form 10-K for the year ended December 31, 2018) and, for periods prior to the completion of the holding company reorganization, the Bank’s filings with the FDIC, including the Bank’s annual report on Form 10-K for the year ended December 31, 2017, and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.   Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ended December 31, 2019 or for any other period.

During the quarter, the Corporation identified and corrected an immaterial error related to Maryland state licensing requirements for mortgage loan originations by our Mortgage division. As the result of our mortgage operations not being fully compliant with Maryland licensing law, we have agreed to reimburse consumers approximately $474 thousand in interest and fees on loans originated, in addition to paying a fine of $12 thousand to resolve the matter. The Corporation has revised its comparative consolidated financial statements in the amount of $407 thousand, $315 thousand net of tax, for periods prior to January 1, 2018 related to interest and fees on loans. The error correction impacted beginning retained earnings, deferred tax assets and other liabilities as of January 1, 2018, as shown below.

The following table summarizes the impacts of the correction on the consolidated balance sheet as of January 1, 2018:

(dollars in thousands, except per share data)	Reported	Corrections	Revised
Deferred income taxes	$1,312	92	1,404
Other liabilities	5,426	407	5,833
Retained earnings	15,768	(315)	15,453

The following table summarizes the impacts of the correction on the consolidated balance sheet as of December 31, 2018:

(dollars in thousands, except per share data)	Reported	Corrections	Revised
Deferred income taxes	$1,636	92	1,728
Other liabilities	5,309	407	5,716
Retained earnings	23,931	(315)	23,616

The following table summarizes the impacts of the corrections to our capital ratios as of December 31, 2018:

	December 31, 2018 - as presented
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,577	13.70%	$71,577	8.00%	$89,472	10.00%
Common equity tier 1 capital (to risk-weighted assets)	105,196	11.76%	40,262	4.50%	58,157	6.50%
Tier 1 capital (to risk-weighted assets)	105,196	11.76%	53,683	6.00%	71,577	8.00%
Tier 1 capital (to average assets)	105,196	11.20%	37,578	4.00%	46,972	5.00%

	December 31, 2018 - as revised
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,262	13.66%	$71,585	8.00%	$89,481	10.00%
Common equity tier 1 capital (to risk-weighted assets)	104,881	11.72%	40,266	4.50%	58,163	6.50%
Tier 1 capital (to risk-weighted assets)	104,881	11.72%	53,689	6.00%	71,585	8.00%
Tier 1 capital (to average assets)	104,881	11.16%	37,581	4.00%	46,977	5.00%

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

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2019	2018
Numerator:
Net income available to common stockholders	$2,006	1,270
Denominator for basic earnings per share - weighted average shares outstanding	6,407	6,392
Effect of dilutive common shares	29	34
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,436	6,426
Basic earnings per share	$0.31	0.20
Diluted earnings per share	$0.31	0.20
Antidilutive shares excluded from computation of average dilutive earnings per share	126	47

(3)      Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisition of HJ Wealth in April 2017 are detailed below:

	Balance		Balance	Amortization
	December 31,	Amortization	March 31,	Period
(dollars in thousands)	2018	Expense	2019	(in years)
Goodwill - Wealth	$899	—	899	Indefinite
Total Goodwill	899	—	899

Intangible assets - trade name	266	—	266	Indefinite
Intangible assets - customer relationships	3,727	(51)	3,676	20
Intangible assets - non competition agreements	154	(17)	137	4
Total Intangible Assets	4,147	(68)	4,079
Total	$5,046	(68)	4,978

Accumulated amortization on intangible assets was $545 thousand and $273 thousand as of March 31, 2019 and 2018, respectively.

The Corporation performed its annual review of goodwill and identifiable intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other” as of December 31, 2018. For the period from January 1, 2019 through March 31, 2019, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

(4)      Securities

The amortized cost and fair value of securities as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$23,005	69	(156)	22,918
U.S. government agency collateralized mortgage obligations	15,419	100	(114)	15,405
State and municipal securities	11,048	104	(27)	11,125
Investments in mutual funds	1,000	—	(8)	992
Total securities available-for-sale	$50,472	273	(305)	50,440
Securities held to maturity:
U.S. Treasuries	$1,994	—	(7)	1,987
State and municipal securities	10,718	113	(4)	10,827
Total securities held-to-maturity	$12,712	113	(11)	12,814

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$24,092	45	(271)	23,866
U.S. government agency collateralized mortgage obligations	14,754	52	(142)	14,664
State and municipal securities	11,096	22	(199)	10,919
Investments in mutual funds	1,000	—	(21)	979
Total securities available-for-sale	$50,942	119	(633)	50,428
Securities held to maturity:
U.S. Treasuries	$1,991	—	(13)	1,978
State and municipal securities	10,750	17	(90)	10,677
Total securities held-to-maturity	$12,741	17	(103)	12,655

At March 31, 2019, the Corporation had twenty U.S. government sponsored agency mortgage‑backed securities, ten U.S. government sponsored agency collateralized mortgage obligations, twelve state and municipal securities, one mutual fund, and two  U.S. treasuries in unrealized loss positions. At December 31, 2018, the Corporation had twenty-four U.S. government sponsored agency mortgage‑backed securities, twelve U.S. government sponsored agency collateralized mortgage obligations, twenty-six state and municipal securities, one mutual fund, and two U.S. treasurites in unrealized loss positions. At March 31, 2019, the temporary impairment is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other‑than‑temporarily impaired.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$—	—	12,625	(156)	12,625	(156)
U.S. government agency collateralized mortgage obligations	1,258	(10)	5,614	(104)	6,872	(114)
State and municipal securities	—	—	5,420	(27)	5,420	(27)
Investments in mutual funds	—	—	992	(8)	992	(8)
Total securities available-for-sale	$1,258	(10)	24,651	(295)	25,909	(305)
Securities held-to-maturity:
U.S. Treasuries	$—	—	1,987	(7)	1,987	(7)
State and municipal securities	—	—	1,098	(4)	1,098	(4)
Total securities held-to-maturity	$—	—	3,085	(11)	3,085	(11)

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$2,354	(6)	15,223	(265)	17,577	(271)
U.S. government agency collateralized mortgage obligations	2,636	(14)	5,620	(128)	8,256	(142)
State and municipal securities	957	(11)	8,746	(188)	9,703	(199)
Investments in mutual funds	980	(21)	—	—	980	(21)
Total securities available-for-sale	$6,927	(52)	29,589	(581)	36,516	(633)
Securities held-to-maturity:
U.S. Treasuries	$—	—	1,978	(13)	1,978	(13)
State and municipal securities	1,545	(5)	4,783	(85)	6,328	(90)
Total securities held-to-maturity	$1,545	(5)	6,761	(98)	8,306	(103)

The amortized cost and carrying value of securities at March 31, 2019 and December 31, 2018 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2019				December 31, 2018
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$900	899	1,994	1,987	$906	902	1,991	1,978
Due after one year through five years	1,725	1,720	3,748	3,774	1,236	1,226	3,154	3,148
Due after five years through ten years	5,891	5,933	6,970	7,053	6,411	6,290	7,596	7,529
Due after ten years	2,532	2,573	—	—	2,543	2,501	—	—
Subtotal	11,048	11,125	12,712	12,814	11,096	10,919	12,741	12,655
Mortgage-related securities	38,424	38,323	—	—	38,846	38,530	—	—
Mutual funds with no stated maturity	1,000	992	—	—	1,000	979	—	—
Total	$50,472	50,440	12,712	12,814	$50,942	50,428	12,741	12,655

(5)      Loans Receivable

Loans and leases outstanding at March 31, 2019 and December 31, 2018 are detailed by category as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Mortgage loans held for sale	$29,612	37,695
Real estate loans:
Commercial mortgage	325,843	325,393
Home equity lines and loans	81,939	82,286
Residential mortgage (1)	57,604	53,360
Construction	127,663	116,906
Total real estate loans	593,049	577,945

Commercial and industrial	269,028	259,806
Consumer	751	701
Leases, net	1,159	1,335
Total portfolio loans and leases	863,987	839,787
Total loans and leases	$893,599	877,482

Loans with predetermined rates	$266,947	264,376
Loans with adjustable or floating rates	626,652	613,106
Total loans and leases	$893,599	877,482

Net deferred loan origination (fees) costs	$(1,615)	(1,681)

(1)	Includes $12,751 and $11,422 of loans at fair value as of March 31, 2019 and December 31, 2018, respectively.

Components of the net investment in leases at March 31, 2019 and December 31, 2018 are detailed as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Minimum lease payments receivable	$1,228	1,420
Unearned lease income	(69)	(85)
Total	$1,159	1,335

Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of March 31, 2019 and December 31, 2018, respectively:

					Total
		90+ days			Accruing	Nonaccrual
March 31, 2019	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	324,620	324,620	1,223	325,843	0.38%
Home equity lines and loans	596	—	596	81,262	81,858	81	81,939	0.83
Residential mortgage (1)	—	—	—	55,575	55,575	2,029	57,604	3.52
Construction	253	—	253	127,383	127,636	27	127,663	0.22
Commercial and industrial	186	—	186	268,371	268,557	471	269,028	0.24
Consumer	—	—	—	751	751	—	751	—
Leases	11	—	11	1,148	1,159	—	1,159	0.95
Total	$1,046	—	1,046	859,110	860,156	3,831	863,987	0.56%

(1) Includes $12,751 of loans at fair value as of March 31, 2019 ($11,581 of current, $0 of 30-89 days past due and $1,170 of nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2018	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	324,169	324,169	1,224	325,393	0.38%
Home equity lines and loans	348	—	348	81,855	82,203	83	82,286	0.52
Residential mortgage (1)	195	—	195	51,018	51,213	2,147	53,360	4.39
Construction	—	—	—	116,906	116,906	—	116,906	—
Commercial and industrial	217	—	217	259,112	259,329	477	259,806	0.27
Consumer	—	—	—	701	701	—	701	—
Leases	49	—	49	1,286	1,335	—	1,335	3.67
Total	$809	—	809	835,047	835,856	3,931	839,787	0.56%

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

Roll-Forward of Allowance for Loan and Lease Losses by Portfolio Segment

The following tables detail the roll‑forward of the Corporation’s Allowance, by portfolio segment, for the three month periods ended March 31, 2019 and 2018, respectively:

	Balance,				Balance,
(dollars in thousands)	December 31, 2018	Charge-offs	Recoveries	Provision	March 31, 2019
Commercial mortgage	$3,209	—	3	(49)	3,163
Home Equity lines and loans	323	—	3	15	341
Residential mortgage	191	—	—	21	212
Construction	1,627	—	—	175	1,802
Commercial and industrial	2,690	—	97	59	2,846
Consumer	3	—	1	—	4
Leases	10	—	—	(2)	8
Total	$8,053	—	104	219	8,376

	Balance,				Balance,
(dollars in thousands)	December 31, 2017	Charge-offs	Recoveries	Provision	March 31, 2018
Commercial mortgage	$2,434	—	2	130	2,566
Home Equity lines and loans	280	(66)	2	46	262
Residential mortgage	82	—	—	45	127
Construction	1,689	—	—	172	1,861
Commercial and industrial	2,214	(80)	16	165	2,315
Consumer	5	—	1	(3)	3
Leases	5	—	—	(1)	4
Total	$6,709	(146)	21	554	7,138

Allowance for Loan and Lease Losses Allocated by Portfolio Segment

The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2019 and December 31, 2018.

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
March 31, 2019	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,163	3,163	$1,921	323,922	325,843
Home Equity lines and loans	—	341	341	81	81,858	81,939
Residential mortgage	—	212	212	857	43,996	44,853
Construction	—	1,802	1,802	1,294	126,369	127,663
Commercial and industrial	133	2,713	2,846	1,448	267,580	269,028
Consumer	—	4	4	—	751	751
Leases	—	8	8	—	1,159	1,159
Total	$133	8,243	8,376	$5,601	845,635	851,236	(1)

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2018	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,209	3,209	$1,929	323,464	325,393
Home Equity lines and loans	—	323	323	83	82,203	82,286
Residential mortgage	—	191	191	969	40,969	41,938
Construction	—	1,627	1,627	1,281	115,625	116,906
Commercial and industrial	103	2,587	2,690	1,537	258,269	259,806
Consumer	—	3	3	—	701	701
Leases	—	10	10	—	1,335	1,335
Total	$103	7,950	8,053	$5,799	822,566	828,365	(1)

(1)	Excludes deferred fees and loans carried at fair value.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to allocate the allowance for loan and lease losses as of March 31, 2019 and December 31, 2018:

March 31, 2019		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$320,616	3,347	1,880	—	325,843
Home equity lines and loans	81,776	—	163	—	81,939
Construction	125,000	2,663	—	—	127,663
Commercial and industrial	244,843	11,951	12,204	30	269,028
Total	$772,235	17,961	14,247	30	804,473

December 31, 2018		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$320,130	3,713	1,550	—	325,393
Home equity lines and loans	82,121	—	165	—	82,286
Construction	114,249	2,657	—	—	116,906
Commercial and industrial	239,181	12,620	7,975	30	259,806
Total	$755,681	18,990	9,690	30	784,391

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of March 31, 2019 and December 31, 2018. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$43,996	857	44,853	$40,969	969	41,938
Consumer	751	—	751	701	—	701
Leases	1,159	—	1,159	1,335	—	1,335
Total	$45,906	857	46,763	$43,005	969	43,974

There were six nonperforming residential mortgage loans at March 31, 2019 and December 31, 2018 with a combined outstanding principal balance of $1.2 million and $1.9 million, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the periods.

	At March 31, 2019				At December 31, 2018
				Average				Average
	Recorded	Principal	Related	recorded	Recorded	Principal	Related	recorded
(dollars in thousands)	investment	balance	allowance	investment	investment	balance	allowance	investment
Impaired loans with related allowance:
Commercial mortgage	$—	—	—	—	—	—	—	—
Commercial and industrial	671	674	133	673	676	679	103	680
Home equity lines and loans	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total	671	674	133	673	676	679	103	680
Impaired loans without related allowance:
Commercial mortgage	$1,921	2,371	—	1,926	1,929	2,379	—	1,982
Commercial and industrial	777	863	—	797	861	945	—	885
Home equity lines and loans	81	89	—	82	83	89	—	84
Residential mortgage	857	857	—	857	969	978	—	978
Construction	1,294	1,294	—	1,287	1,281	1,281	—	1,293
Total	4,930	5,474	—	4,949	5,123	5,672	—	5,222
Grand Total	$5,601	6,148	133	5,622	5,799	6,351	103	5,902

Interest income recognized on performing impaired loans amounted to $49 thousand and $52 thousand for the three months ended March 31, 2019 and 2018, respectively.

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

The balance of TDRs at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
TDRs included in nonperforming loans and leases	$1,213	1,219
TDRs in compliance with modified terms	2,940	3,047
Total TDRs	$4,153	4,266

There were no loan and lease modifications granted during the three months ended March 31, 2019 and 2018 that were categorized as TDRs.    No loan and lease modifications granted during the three months ended March 31, 2019 and 2018 subsequently defaulted during the same time period.

(7)      Short-Term Borrowings and Long‑Term Debt

The Corporation’s short‑term borrowings generally consist of federal funds purchased and short‑term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks: one of $24 million and one of  $15  million. Federal funds purchased generally represent one-day borrowings.  The Corporation had Federal funds purchased of $549 thousand and $0 at March 31, 2019 and December 31, 2018, respectively. The Corporation also has a facility with the Federal Reserve discount window of $10.2  million. This facility is fully secured by investment securities and loans. There were no borrowings under this facility at March 31, 2019 or at December 31, 2018.

Short‑term borrowings as of March 31, 2019 consisted of short‑term advances from the FHLB of Pittsburgh in the amount of $79.9 million with interest at 2.70%,  and $1.8 million with an original term of 4 years with interest at 1.70%.

Short‑term borrowings as of December 31, 2018 consisted of short-term advances from the FHLB of Pittsburgh in the amount of $112.5 million with interest at 2.62%,  and $1.8 million with an original term of 4 years and interest at 1.70%.

Long‑term debt at March 31, 2019 and December 31, 2018 consisted of the following fixed rate notes with the FHLB and the acquisition purchase note issued in connection with HJ Wealth:

			Balance as of
	Maturity	Interest	March 31,	December 31,
(dollars in thousands)	date	rate	2019	2018
Mid-term Repo-fixed	08/10/20	2.76%	5,000	5,000
Acquisition Purchase Note	04/01/20	3.00%	1,031	1,238
Total			$6,031	6,238

The FHLB of Pittsburgh has also issued $112.1 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire by June 14, 2019. The Corporation has a maximum borrowing capacity with the FHLB of $454.6 million as of March 31, 2019 and $437.2 million as of December 31, 2018. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$22,918	—	22,918	—
U.S. government agency collateralized mortgage obligations	15,405	—	15,405	—
State and municipal securities	11,125	—	11,125	—
Investments in mutual funds and other equity securities	992	—	992	—
Mortgage loans held-for-sale	29,612	—	29,612	—
Mortgage loans held-for-investment	12,751	—	12,751	—
Interest rate lock commitments	330	—	—	330
Customer derivatives - Interest rate swaps	229	—	229	—
Total	$93,362	—	93,032	330

	December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$23,866	—	23,866	—
U.S. government agency collateralized mortgage obligations	14,664	—	14,664	—
State and municipal securities	10,919	—	10,919	—
Investments in mutual funds and other equity securities	979	—	979	—
Mortgage loans held-for-sale	37,695	—	37,695	—
Mortgage loans held-for-investment	11,422	—	11,422	—
Interest rate lock commitments	310	—	—	310
Customer derivatives - Interest rate swaps	141	—	141	—
Total	$99,996	—	99,686	310

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (1)	$5,468	—	—	5,468
Other real estate owned (2)	120	—	—	120
Total	$5,588	—	—	5,588

	December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (1)	$5,799	—	—	5,799
Other real estate owned (2)	—	—	—	—
Total	$5,799	—	—	5,799

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

The estimated fair values of the Corporation’s financial instruments at March 31, 2019 and December 31, 2018 are as follows:

		March 31, 2019		December 31, 2018
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$38,940	38,940	23,952	23,952
Securities available-for-sale	Level 2	50,440	50,440	50,428	50,428
Securities held-to-maturity	Level 2	12,712	12,814	12,741	12,655
Mortgage loans held-for-sale	Level 2	29,612	29,612	37,695	37,695
Loans receivable, net	Level 3	841,245	849,409	818,631	820,512
Mortgage loans held-for-investment	Level 2	12,751	12,751	11,422	11,422
Interest rate lock commitments	Level 3	330	330	310	310
Restricted investment in bank stock	Level 3	6,179	6,179	7,002	7,002
Accrued interest receivable	Level 3	3,001	3,001	2,889	2,889
Customer derivatives - Interest rate swaps	Level 2	229	229	141	141
Financial liabilities:
Deposits	Level 2	810,713	817,200	752,130	744,300
Short-term borrowings	Level 2	82,233	82,233	114,300	114,300
Long-term debt	Level 2	6,031	6,034	6,238	6,240
Subordinated debentures	Level 2	9,239	9,396	9,239	9,396
Accrued interest payable	Level 2	434	434	305	305
Interest rate lock commitments	Level 3	41	41	40	40
Forward commitments	Level 2	170	170	176	176
Customer derivatives - Interest rate swaps	Level 2	260	260	161	161

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$289,692	330	290,614	310
Letters of credit	Level 2	6,354	—	5,158	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three month peiods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Balance at beginning of the period	$310	344
(Decrease) increase in value	19	242
Balance at end of the period	$329	586

			Significant
Valuation Techniques for Level 3 interest rate lock	Fair Value		Unobservable	Range of	Weighted
commitments as of March 31, 2019	Level 3	Valuation Technique	Input	Inputs	Average
Interest rate lock commitments	$329	Market comparable pricing	Pull through	1 - 99%	89.27%

Losses of $19 thousand and $242 thousand due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the three months ended March 31, 2019 and 2018, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

(9)    Derivative Financial Instruments

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		March 31, 2019		December 31, 2018
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$29,072	330	27,188	310
Negative fair values	Other liabilities	5,131	(41)	6,218	(40)
Net interest rate lock commitments		34,203	289	33,406	270

Forward Commitments
Positive fair values	Other assets	2,000	2	—	—
Negative fair values	Other liabilities	31,500	(170)	26,500	(176)
Net forward commitments		33,500	(168)	26,500	(176)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	3,330	229	3,330	141
Negative fair values	Other liabilities	3,330	(260)	3,330	(161)
Net customer derivatives - interest rate swaps		6,660	(31)	6,660	(20)
Net derivative fair value asset		$74,363	90	66,566	74

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Interest Rate Lock Commitments	$19	252
Forward Commitments	8	(45)
Customer Derivatives - Interest Rate Swaps	(11)	—
Net fair value gains (losses) on derivative financial instrument	$16	207

Realized gains/(losses) on derivatives were ($275) thousand and $700 thousand for the three months ended March 31, 2019 and 2018, respectively, and are included in other non-interest income in the unaudited consolidated statements of income.

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

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$8,381	38	58	8,477	$7,527	84	81	7,692
Provision for loan losses	(219)	—	—	(219)	(554)	—	—	(554)
Net interest income after provision	8,162	38	58	8,258	6,973	84	81	7,138

Non-interest Income
Mortgage banking income	39	—	4,869	4,908	30	—	4,791	4,821
Wealth management income	46	818	—	864	29	1,049	—	1,078
Net change in fair values	—	—	430	430	—	—	33	33
Other	378	—	(133)	245	313	—	811	1,124
Total non-interest income	463	818	5,166	6,447	372	1,049	5,635	7,056

Non-interest Expense
Salaries and employee benefits	3,673	566	3,488	7,727	3,492	489	4,455	8,436
Occupancy and equipment	523	30	410	963	534	33	393	960
Professional fees	315	1	156	472	431	8	40	479
Advertising and promotion	256	76	133	465	254	98	229	581
Other	1,296	147	1,047	2,490	1,225	142	739	2,106
Total non-interest expense	6,063	820	5,234	12,117	5,936	770	5,856	12,562

Operating Margin	$2,562	36	(10)	2,588	$1,409	363	(140)	1,632

(11)    Recent Litigation

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In February 2018, the Bank answered the complaint and presented affirmative defenses. In March 2018, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation. Although the Bank believes it has strong and meritorious defenses, given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Bank has recorded a $325 thousand reserve, $125 thousand of which was added in the quarter ended March 31, 2019, as a reasonable estimate for possible losses that may result from this action. This estimate may change from time to time, and actual losses could vary.

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

FASB ASU 2017‑01 (Topic 805), “Business Combinations”

Issued in January 2017, ASU 2017‑01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017‑01 is effective for public companies for annual periods beginning after December 15, 2017 including interim periods within those periods, while for non-public companies the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Corporation expects to adopt this ASU as of December 31, 2019 and does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

FASB ASU 2016‑15 (Topic 320), “Classification of Certain Cash Receipts and Cash Payments”

Issued in August 2016, ASU 2016‑15 provides guidance on eight specific cash flow issues and their disclosure in the consolidated statements of cash flows. The issues addressed include debt prepayment, settlement of zero-coupon debt, contingent consideration in business combinations, proceeds from settlement of insurance claims, proceeds from settlement of BOLI, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the Predominance principle. ASU 2016‑15 is effective for public companies for the annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. For non-public companies ASU 2016‑15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Corporation expects to adopt this ASU as of December 31, 2019 and does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10‑Q and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2018  (the “2018 10‑K”) included in Meridian Corporation’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission (the “SEC”).

Cautionary Statement Regarding Forward-Looking Statements

Meridian Corporation (the “Corporation”) may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements.   Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the Securities and Exchange Commission (including our Annual Report on Form 10-K for the year ended December 31, 2018) and, for periods prior to the completion of the holding company reorganization, Meridian Bank’s filings with the FDIC, including Meridian Bank’s Annual Report on Form 10-K for the year ended December 31, 2017, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.

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

These critical accounting policies, along with other significant accounting policies, are presented in in Footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10‑K.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2019, as compared to the same period in 2018, and the changes in its financial condition as of March 31, 2019 as compared to December 31, 2018. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•	Net income for the three months ended March 31, 2019 was $2.0 million, or $0.31 per diluted share, an increase of $700 thousand as compared to net income of $1.3 million for the same period in 2018.
•	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2019 were 7.32% and 0.83%, respectively.
•	Net interest income increased $800 thousand, or 10.2%, to $8.5 million for the three months ended March 31, 2019, as compared to $7.7 million for the same period in 2018.
•

Provision for loan and lease losses (the “Provision”) of $219 thousand for the three months ended March 31, 2019 was a decrease of $335 thousand from the $554 thousand Provision recorded for the same period in 2018.

•	Non-interest income of $6.4 million for the three months ended March 31, 2019 was a $609 thousand or 8.6% decrease from the same period in 2018.
•	Mortgage banking income increased $87 thousand, or 1.8%, to $4.9 million for the three months ended March 31, 2019, as compared to $4.8 million for the same period in 2018.
•	Non-interest expense of $12.1 million for the three months ended March 31, 2019 decreased $500 thousand, or 3.5%, from $12.6 million for the same period in 2018.

Changes in Financial Condition

•	Total assets of $1.03 billion as of March 31, 2019 increased $30 million, or 3.0%, from $997.5 million as of December 31, 2018.

•	Consolidated stockholders’ equity of $112.0 million as of March 31, 2019 increased $2.4 million from $109.6 million as of December 31, 2018.
•	Total portfolio loans and leases, excluding mortgage loans held for sale, as of March 31, 2019 were $862.4 million, an increase of $24.3 million, or 2.9%, from $838.1 million as of December 31, 2018.
•

Total non-performing loans and leases of $3.9 million represented 0.44% of portfolio loans and leases as of March 31, 2019 as compared to $3.9 million, or 0.45% of portfolio loans and leases, as of December 31, 2018.

•

The $8.4 million allowance for loan losses (“Allowance’), as of March 31, 2019, represented 0.97% of portfolio loans and leases, as compared to $8.1 million, or 0.96% of portfolio loans and leases, as of December 31, 2018.

•	Total deposits of $810.7 million as of March 31, 2019 increased $58.6 million, or 7.8%, from $752.1 million as of December 31, 2018.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2019 and 2018 are shown in the table below:

	Three Months Ended
	March 31,
	2019	2018
Annualized return on average equity	7.32%	5.08%
Annualized return on average assets	0.83%	0.61%
Net interest margin (tax effected yield)	3.67%	3.91%
Basic earnings per share	$0.31	$0.20
Diluted earnings per share	$0.31	$0.20

The following table presents certain key period-end balances and ratios as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2019	2018
Book value per common share	$17.48	$17.10
Tangible book value per common share	$16.70	$16.31
Allowance as a percentage of loans and leases held for investment	0.97%	0.96%
Tier I capital to risk weighted assets	11.71%	11.72%
Tangible common equity ratio (1)	10.47%	10.53%
Loans held for investment	$862,372	$875,801
Total assets	$1,027,514	$997,480
Stockholders' equity	$111,992	$109,552

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

	March 31,	December 31,
(dollars in thousands)	2019	2018
Tangbile common equity ratio:
Total stockholders' equity	111,992	109,552
Less:
Goodwill	899	899
Intangible assets	4,079	4,147
Tangible common equity	107,014	104,506
Total assets	1,027,514	997,480
Less:
Goodwill	899	899
Intangible assets	4,079	4,147
Tangible assets	1,022,536	992,434
Tangible common equity ratio	10.47%	10.53%

The following sections discuss, in detail, the Corporation’s results of operations for the three months ended Mach 31, 2019, as compared to the same periods in 2018, and the changes in its financial condition as of March 31, 2019 as compared to December 31, 2018.

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

NET INTEREST INCOME

Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three months ended March 31, 2019 and 2018, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the results of net free funding sources such as noninterest deposits and stockholders’ equity.

Total interest income for the three months ending March 31, 2019 was $12.3 million, which represented a $2.5 million, or 25.8%, increase compared with the three months ending March 31, 2018.  The increase in income was attributable to a

$138.8 million increase in average interest earning assets, year over year, helped by an increase of 38 basis points in yield on earning assets, to 5.33% from 4.95%, for same period in 2018. The commercial loan portfolio yield, in particular, rose 61 basis points over the same period in 2018. Total interest expense rose $1.7 million or 82.8% to $3.8 million for the three months ending March 31, 2019, compared with $2.1 million for the three months ending March 31, 2018. The increase was primarily due to an increase in average interest bearing deposits of $108.1 million, year over year, as well as an overall increase of 75 basis points in the cost of interest-bearing funds reflective of the overall increase in market rates.

Net interest income increased $800 thousand, or 10.2%, to $8.5 million for the three months ended March 31, 2019, compared to $7.7 million for the three months ended March 31, 2018. The net-interest margin, although strong, decreased 24 basis points for the three months ending March 31, 2019 at 3.67%, compared with 3.91% for the three month ending March 31, 2018.  The decrease in net interest margin reflects the pressure from the rising cost of funds, which has outpaced the favorable trend in yield on interest earning assets during the quarter.  The strength in the Corporation’s net-interest margin in the face of rising cost of funds reflects the size and asset quality of the loan portfolio, as well as the $9.9 million or 16.3% increase in average non-interest bearing deposits period over period.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	2019			2018
		Interest			Interest
For the Three Months Ended March 31,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$7,293	44	2.44%	$5,174	18	1.49%
Federal funds sold	933	6	2.49%	885	5	2.06%
Investment securities(1)	63,466	411	2.63%	52,136	304	2.36%
Loans held for sale	18,080	213	4.72%	24,319	240	3.95%
Loans held for investment(1)	849,237	11,676	5.54%	717,731	9,254	5.20%
Total loans	867,317	11,889	5.56%	742,050	9,494	5.16%
Total interest-earning assets	939,009	12,350	5.33%	800,245	9,821	4.95%
Noninterest earning assets	38,196			38,606
Total assets	$977,205			$838,851
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$113,211	448	1.60%	$93,353	183	0.80%
Money market and savings deposits	264,889	1,135	1.74%	221,070	567	1.04%
Time deposits	287,758	1,653	2.33%	243,317	909	1.52%
Total deposits	665,858	3,236	1.97%	557,740	1,659	1.21%
Short-term borrowings	54,259	355	2.66%	46,617	210	1.83%
Long-term borrowings	7,831	89	4.58%	8,663	56	2.62%
Total Borrowings	62,090	444	2.90%	55,280	266	1.95%
Subordinated Debentures	9,239	168	7.35%	9,974	179	7.28%
Total interest-bearing liabilities	737,187	3,848	2.12%	622,994	2,104	1.37%
Noninterest-bearing deposits	122,729			108,367
Other noninterest-bearing liabilities	6,092			5,859
Total liabilities	$866,008			$737,220
Total stockholders' equity	111,197			101,631
Total stockholders' equity and liabilities	$977,205			$838,851
Net interest income		$8,502			$7,717
Net interest spread			3.22%			3.58%
Net interest margin			3.67%			3.91%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis (tax-equivalent basis)

The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2019 as compared to the same period  in 2018, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2019 Compared to 2018
	Change in interest due to:
(dollars in thousands)	Rate	Volume	Total
Interest income:
Due from banks	$16	10	26
Federal funds sold	1	-	1
Investment securities(1)	37	70	107
Loans held for sale	202	(229)	(27)
Loans held for investment(1)	644	1,778	2,422
Total loans	846	1,549	2,395
Total interest income	$900	1,629	2,529
Interest expense:
Interest checking	$219	46	265
Money market and savings deposits	438	130	568
Time deposits	554	190	744
Total interest-bearing deposits	1,211	366	1,577
Short-term borrowings	108	37	145
Long-term borrowings	67	(34)	33
Total borrowings	175	3	178
Subordinated debentures	10	(21)	(11)
Total interest expense	1,396	348	1,744
Interest differential	$(496)	1,281	785

(1)Yields and net interest income are reflected on a tax-equivalent basis.

For the three months ended March 31, 2019 as compared to the same period in 2018, the favorable change in net interest income due to volume changes was driven largely from growth in the loan portfolio, which increased $125.3 million on average over the three month periods. This increase contributed $1.6 million to interest income. Total investment securities, cash and cash equivalents were relatively flat, period over period. On the funding side, interest checking and money market accounts together rose $43.8 million on average, reducing net interest income by $130 thousand. Time deposits increased $44.4 million on average, causing an increase to interest expense of $190 thousand. Borrowings increased $6.8 million on average affecting net interest income only $3 thousand negatively, and lower levels of subordinated debt contributed $21 thousand to the net interest income over the three month periods compared.

For the three months ended March 31, 2019 as compared to the same period in 2018, the unfavorable change in net interest income due to rate changes was driven largely from the increase in cost of funds, particularly from wholesale funding such as borrowings and time deposits, which rose 95 and 81 basis points, respectively. Core deposits, such as interest checking and money market accounts rose 80 and 70 basis points, respectively. These unfavorable rate changes were partially offset by favorable rate changes in interest earning assets. Overall, the increase in interest income from volume changes contributed $1.6 million and out-paced the unfavorable rate changes to improve net interest income by $800 thousand.

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

Because of the limitations inherent in any approach used to measure interest rate risk, simulated results are not intended to be used as a forecast of the actual effect of a change in market interest rates on our results, but rather as a means to better plan and execute appropriate Asset / Liability Management (“ALM”) strategies.

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of March 31, 2019 and 2018  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	March 31,
Changes in Market Interest Rates	2019	2018
+300 basis points over next 12 months	(1.2)%	0.3%
+200 basis points over next 12 months	(0.7)%	0.2%
+100 basis points over next 12 months	(0.3)%	0.1%
No Change
-100 basis points over next 12 months	(0.2)%	(0.1)%

The above interest rate simulation suggests that the Corporation’s balance sheet is in a liability sensitive position as of March 31, 2019 and was in an asset sensitive position as of March 31, 2018.  In its current position, the table indicates that a 100, 200 or 300 basis point increase in interest rates would have a modestly positive impact from rising rates on net interest income over the next 12 months. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

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

	Estimated increase (decrease) in Net
	Economic Value at March 31,
Changes in Market Interest Rates	2019	2018
+300 basis points	(8.4)%	0.3%
+200 basis points	(5.4)%	0.2%
+100 basis points	(2.5)%	0.1%
No Change
-100 basis points	1.4%	(0.1)%

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

The following tables present the interest rate gap analysis of our assets and liabilities as of March 31, 2019 and December 31, 2018.

				Greater
				Than
				5 years and
As of March 31, 2019	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$56,391	4,366	14,583	26,752	102,092
Loans, net (1)	490,022	112,752	242,447	38,387	883,608
Other Assets	—	—	—	41,814	41,814
Total Assets	$546,413	117,118	257,030	106,953	1,027,514

Noninterest-bearing deposits	16,897	8,203	14,379	75,985	115,464
Interest-bearing deposits	398,944	—	—	—	398,944
Time deposits	271,267	12,923	12,116	—	296,306
FHLB advances	81,683	5,000	—	—	86,683
Other Liabilities	619	206	344	16,957	18,126
Total stockholders' equity	—	—	—	111,991	111,991
Total liabilities and stockholders' equity	$769,410	26,332	26,839	204,933	1,027,514
Repricing gap-positive
(Negative) Positive	$(222,997)	90,786	230,191	(97,980)	—
Cumulative repricing gap: Dollar amount	$(222,997)	(132,211)	97,980	—
Percent of total assets	(21.7)%	(12.9)%	9.5%	—

(1)	Loans include portfolio loans and loans held for sale

				Greater
				Than
				5 years and
As of December 31, 2018				Not Rate
(dollars in thousands)	12 Months	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$51,092	4,268	12,183	19,578	87,121
Loans, net (1)	476,250	104,422	246,523	48,606	875,801
Other Assets (Footnote 1)	—	—	—	34,558	34,558
Total Assets	527,342	108,690	258,706	102,742	997,480

Liabilities and Equity:
Noninterest-bearing deposits	17,943	9,013	15,852	83,342	126,150
Interest-bearing deposits	347,264	—	—	—	347,264
Time deposits	253,090	13,426	12,200	—	278,716
FHLB advances	114,300	5,000	—	—	119,300
Other Liabilities (Footnote 1)	825	412	344	14,917	16,498
Total stockholders' equity (Footnote 1)	—	—	—	109,552	109,552
Total liabilities and stockholders' equity	$733,422	27,851	28,396	207,811	997,480
Repricing gap-positive
(Negative) Positive	(206,080)	80,839	230,310	(105,069)	—
Cumulative repricing gap: Dollar amount	$(206,080)	(125,241)	105,069	—
Percent of total assets	(20.7)%	(12.6)%	10.5%	—

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended March 31, 2019, the Corporation recorded a Provision of $219 thousand which was a $335 thousand decrease from the same period in 2018. For the three months ended March 31, 2019 there were net recoveries of $104 thousand as compared to net charge-offs of $124 thousand for the same period in 2018.

The decreased provision over the three periods was the result of strong asset quality and the lower level of net charge-offs.

Asset Quality and Analysis of Credit Risk

Asset quality remains strong as of March 31, 2019, as total nonperforming loans and leases were unchanged from December 31, 2018 to March 31, 2019 at $3.9 million, or 0.44% of loans and leases held-for-investment as of March 31, 2019, compared to 0.47%  as of December 31, 2018.

The ratio of the Allowance to total loans held for investment, excluding loans at fair value, was 0.99% as of March 31, 2019, an improvement from the 0.97% as of December 31, 2018.  The Allowance to non-performing loans increased from 204.85% as of December 31, 2018 218.64% as of March 31, 2019.

The Corporation had one property in OREO as of March 31, 2019 in the amount of $120 thousand. There were no properties in OREO as of December 31, 2018.

As of March 31, 2019, the Corporation had $4.2 million of troubled debt restructurings (“TDRs”), of which $3.0 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2018, the Corporation had $4.3 million of TDRs, of which $3.1 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of March 31, 2019, the Corporation  had a recorded investment of $65.6 million of impaired loans and leases which included $4.2 million of TDRs.

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

Nonperforming Assets and Related Ratios

	As of
	March 31,	December 31,
(dollars in thousands)	2019	2018
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$1,223	$1,224
Home equity lines and loans	81	83
Residential mortgage	2,029	2,147
Commercial construction	27	—
Total real estate loans	$3,360	$3,454
Commercial and industrial	471	477
Total nonaccrual loans	$3,831	$3,931
Loans 90 days or more past due and accruing	—	—
Other real estate owned	120	—
Total non-performing loans	$3,831	$3,931
Total non-performing assets	$3,951	$3,931

Troubled debt restructurings:
TDRs included in non-performing loans	1,213	1,219
TDRs in compliance with modified terms	2,941	3,047
Total TDRs	$4,154	$4,266

Asset quality ratios:
Non-performing assets to total assets	0.38%	0.39%
Non-performing loans to:
Total loans	0.43%	0.45%
Total loans held-for-investment (excluding loans at fair value)	0.45%	0.48%
Allowance for loan losses to:
Total loans	0.94%	0.92%
Total loans held-for-investment (excluding loans at fair value)	0.99%	0.97%
Non-performing loans	218.64%	204.85%

Total loans and leases	$891,984	$875,801
Total loans and leases held-for-investment (excluding loans at fair value)	$849,621	$826,684
Allowance for loan and lease losses	$8,376	$8,053

NON-INTEREST INCOME

Three Months Ended March 31, 2019 Compared to the Same Period in 2018

Total non-interest income for the three months ended March 31, 2019 was $6.4 million, down $609 thousand, or 8.6%, from the comparable period in 2018. This overall decrease in non-interest income came primarily from our mortgage division. While mortgage banking revenue increased $87 thousand and the net change in fair value of mortgage related financial instruments increased $397 thousand year-over-year, realized gains on derivatives related to mortgage banking, included in other non-interest income, decreased $974 thousand for the three months ended March 31, 2019 to a loss of $275 thousand, compared to a gain of $699 thousand for the same period in 2018. Wealth management revenue decreased $214 thousand year-over-year.  Revenue for the three months ended March 31, 2019 was largely based on the market values of assets under management at the end of 2018, which were temporary depressed due to year-end declines in the stock market.

NON-INTEREST EXPENSE

Three Months Ended March 31, 2019 Compared to the Same Period in 2018

Total non-interest expense was $12.1 million for the three months ended March 31, 2019, down $445 thousand, or 3.5%, from $12.6 million for the three months ended March 31, 2018. The decrease is mainly attributable to a reduction in salaries and employee benefits expense of $709 thousand or 8.4%, as full-time equivalent employees, particularly in the mortgage division were reduced. In addition, variable loan expenses decreased by $64 thousand or 12%, reflecting the lower level of mortgage originations year-over-year. Occupancy and equipment expense as well as professional fees were relatively flat for the comparable three month period, while advertising and promotion expense was down $116 thousand year-over-year due to changes in the timing of certain marketing campaigns.  Data processing expenses were up modestly due to the increased transaction volume. Other expenses were up over the comparable three month period due to a a charge of $125 thousand to the reserve for the open litigation, which increased the litigation reserve to $325 thousand overall, and higher levels of other employee-related expenses, shares tax expense, as well as other expenses.  Additionally, $79 thousand of other expense was incurred for the current period impact of the Maryland mortgage licensing issue.  The impact of the Maryland licensing issue totaled $486 thousand, however $407 thousand ($315 thousand net of tax) pertained to prior periods and was adjusted through retained earnings as of January 1, 2018 as it was considered the correction of an immaterial error.

INCOME TAXES

Income tax expense for the three months ended March 31, 2019 was $582 thousand, as compared to $362 thousand for the same period in 2018.  The increase in income tax expense was entirely attributable to the significant increase in earnings, period over period.  Our effective tax rate was 22.5% for the first quarter of 2019 and 22.2% for the first quarter of 2018.

BALANCE SHEET ANALYSIS

As of March 31, 2019, total assets were $1.03 billion compared with $997.5 million as of December 31, 2018. Total assets increased $30 million, or 3.0%, on a year-to-date basis primarily due to strong loan growth.

Total loans, excluding mortgage loans held for sale, grew $24.3 million, or 2.9%, to $862.4 million as of March 31, 2019, from $838.1 million as of December 31, 2018.  The increase in loans is attributable to several commercial categories as we continue to grow our presence in the Philadelphia market area. Commercial loans increased $8.5 million, or 3.4%, during the first three months of the year.  Commercial real estate and commercial construction loans combined increased $11.3 million, or 2.6%, during the first three months of the year. Residential loans held in portfolio increased $4.2 million, or 7.9%, during the first three months as certain loan products or terms were targeted to hold in portfolio, prior to origination. Residential mortgage loans held for sale decreased $8.1 million, or 21.5%, to $29.6 million as of March 31, 2019 from December 31, 2018.

Deposits were $810.7 million as of March 31, 2019, up $58.6 million, or 7.8%, from December 31, 2018.  Non-interest bearing deposits decreased $10.7 million, or 8.5%, from December 31, 2018. Money market accounts/savings accounts increased $53.8 million, or 23.1%, since December 31, 2018, while interest-bearing checking accounts decreased $2.1 million, or 1.9%, during the year. Certificates of deposit increased $17.6 million, or 6.3%, during the past three months, partially paying off borrowings as a result of wholesale funds management in the rising rate environment.

Capital

Consolidated stockholders’ equity of the Corporation was $112.0 million, or 10.9% of total assets as of March 31, 2019, as compared to $109.6 million, or 10.98% of total assets as of December 31, 2018. At March 31, 2019, the Tier 1 leverage ratio was 11.01%, the Tier 1 risk-based capital and common equity ratios were 11.71%, and total risk-based capital was 13.65%. At December 31, 2018, the Tier 1 leverage ratio was 11.16%, the Tier 1 risk-based capital and common equity ratios were 11.72%, and total risk-based capital was 13.66%.    Tangible book value per share was $16.70 as of March 31, 2019, compared with $16.36 as of December 31, 2018.  Refer to Footnote 1 for discussion of an immaterial error correction that impacted beginning retained earnings as of January 1, 2018.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of March 31, 2019 and December 31, 2018:

	March 31, 2019
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$124,745	13.65%	$73,132	8.00%	$91,415	10.00%
Common equity tier 1 capital (to risk-weighted assets)	107,024	11.71%	41,137	4.50%	59,419	6.50%
Tier 1 capital (to risk-weighted assets)	107,024	11.71%	54,849	6.00%	73,132	8.00%
Tier 1 capital (to average assets)	107,024	11.01%	38,889	4.00%	48,611	5.00%

	December 31, 2018 - as revised
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,262	13.66%	$71,585	8.00%	$89,481	10.00%
Common equity tier 1 capital (to risk-weighted assets)	104,881	11.72%	40,266	4.50%	58,163	6.50%
Tier 1 capital (to risk-weighted assets)	104,881	11.72%	53,689	6.00%	71,585	8.00%
Tier 1 capital (to average assets)	104,881	11.16%	37,581	4.00%	46,977	5.00%

*Excludes capital conservation buffer of 1.25% for 2017 and 1.875% for 2018.

The capital ratios for the  Corporation, as of March 31, 2019, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” The capital ratios to risk-weighted assets have all decreased from their December 31, 2018 levels largely as a result of the increase in risk-weighted assets, much of which was in the commercial mortgage, construction, and commercial and industrial segments of the loan portfolio, which are typically risk-weighted at 100%.

Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of SNCs, which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $156.4 million at March 31, 2019, compared to $131.5 million at March 31, 2018, includes investments, shared national credit portfolio (“SNCs”), Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $10.2 million at March 31, 2019. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2019, Meridian’s maximum borrowing capacity with the FHLB was $454.6 million. At March 31, 2019, Meridian had borrowed $86.7 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $112.1 million against its available credit lines. At March 31, 2019, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $102.4 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $73.18 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of March 31, 2019, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded net income before tax (“operating margin”) of $2.6 million for the three months ended March 31, 2019, as compared to operating margin of $1.4 million for the same respective period in 2018.  Non-interest expense for the three months ended March 31, 2019.  The Banking Segment provided 99.0% of the Bank’s pre-tax profit for the three month periods ended March 31, 2019, as compared to 86.3% for the same respective period in 2018.

The Wealth Management Segment recorded operating margin of $36 thousand for the three months ended March 31, 2019, as compared to operating margin of $363 thousand for the same respective period in 2018.

The Mortgage Banking Segment recorded operating loss of $10 thousand for the three months ended March 31, 2019, as compared to operating loss of $140 thousand for the same respective period in 2018.  Mortgage Banking income and expenses decreased due to lower margins and origination volume.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31,  2019 were $289.7 million, as compared to $290.6 million at December 31, 2018.

Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31,  2019 amounted to $6.4 million, as compared to $5.2 million at December 31, 2018.

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

In certain circumstances the Corporation may be required to repurchase loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws.  The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached, and such breach has a material adverse effect on the loans. The Corporation was not required to repurchase any loans sold, based on the obligations described above, for the three months ended March 31, 2019 or 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2019, we did not maintain effective disclosure controls and procedures because of the material weakness in internal control over financial reporting described below. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Corporation’s financial reporting. Notwithstanding this material weakness, based on additional analyses and other procedures performed, management concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.    These deficiencies in controls could result in a misstatement of any account balance or disclosure that in turn, would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

In the first quarter of 2019, the Corporation identified that residential mortgage loans have been originated without a required license in a neighboring state since 2012. We concluded that our risk assessment process was not sufficient, and therefore ineffective, to ensure controls were designed and implemented to respond to the risks related to periodically reviewing our compliance with state licensing laws and reflecting that compliance within our mortgage origination system. As a result, we noted there was insufficient monitoring of the Corporation’s compliance with mortgage licensing laws.  This led to the identification of control deficiencies over the Corporation’s recognition of interest and fee income, the analysis of the accounting for loan transfers, specifically the impact of the recourse obligation resulting from a breach in representations and warranties, as well as the controls over the Corporation’s determination of the mortgage repurchase reserve.  The aggregation of these control deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that, the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of March 31, 2019. This material weakness also existed at December 31, 2018.

This material weakness resulted in an immaterial error correction that impacted beginning retained earnings, deferred tax assets and other liabilities as of January 1, 2018, as described further in footnote 1, relating to interest and fee income on mortgage loan originations made before January 1, 2018 to which we were not entitled due to the violation of state licensing law. The total pre-tax impact of this issue was $486 thousand, with $407 thousand of this relating to prior periods. These amounts include a penalty and amounts to be paid to certain mortgage loan customers.

Remediation Status of Reported Material Weakness

The Corporation is currently working to remediate the material weakness described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness. The Corporation is committed to maintaining a strong internal control environment and to ensure that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls to ensure strict compliance with GAAP.

To address the material weakness, noted above, the Corporation has taken the following measures:  management discontinued the origination of mortgage loan originations into this state until the matter is satisfactorily resolved with the licensing authority, and restricted access within the mortgage loan origination system  to prevent further origination activity in that state.

The Corporation also performed an analysis of the mortgage licensing laws in other states where we lend to ensure that we were in compliance with other relevant licensing laws. We plan to implement a control that is supported by a third-party to help ensure the Corporation is aware of and compliant with state licensing requirements and is apprised of any changes in a timely manner. We also plan through internal audit and compliances reviews to develop a monitoring program to further ensure compliance with licensing laws. Lastly the Corporation will not originate loans in this particular state until it is compliant with licensing laws.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In February 2018, the Bank answered the complaint and presented affirmative defenses. In March 2018, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation. Although the Bank believes it has strong and meritorious defenses, given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Bank has a $325 thousand reserve, $125 thousand of which was added in the quarter ended March 31, 2019, as a reasonable estimate for possible losses that may result from this action. This estimate may change from time to time, and actual losses could vary.

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

Item 6. Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 47.

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

Date:	May 28, 2019	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)