Form 10-Q
period 2019-06-30
Meridian Corp
filed 2019-08-14
CIK 1750735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2019 there were 6,406,996 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except per share data)	2019	2018
Cash and due from banks	$30,493	23,159
Federal funds sold	137	793
Cash and cash equivalents	30,630	23,952
Securities available-for-sale (amortized cost of $48,276 and $50,942 as of June 30, 2019 and December 31, 2018)	48,529	50,428
Securities held-to-maturity (fair value of $12,480 and $12,655 as of June 30, 2019 and December 31, 2018)	12,287	12,741
Mortgage loans held for sale (amortized cost of $39,066 and $37,337 as of June 30, 2019 and December 31, 2018)	39,288	37,695
Loans, net of fees and costs (includes $12,381 and $11,422 of loans at fair value, amortized cost of $12,012 and $11,466 as of June 30, 2019 and December 31, 2018)	885,172	838,106
Allowance for loan and lease losses	(8,625)	(8,053)
Loans, net of the allowance for loan and lease losses	876,547	830,053
Restricted investment in bank stock	5,872	7,002
Bank premises and equipment, net	9,225	9,638
Bank owned life insurance	11,713	11,569
Accrued interest receivable	3,344	2,889
Other real estate owned	120	—
Deferred income taxes (Footnote 1)	1,644	1,728
Goodwill and intangible assets	4,909	5,046
Other assets	11,798	4,739
Total assets	$1,055,906	997,480

Liabilities:
Deposits:
Noninterest bearing	$127,158	126,150
Interest-bearing	713,556	625,980
Total deposits	840,714	752,130
Short-term borrowings	74,979	114,300
Long-term debt	8,948	6,238
Subordinated debentures	9,176	9,239
Accrued interest payable	327	305
Other liabilities (Footnote 1)	7,383	5,716
Total liabilities	941,527	887,928

Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued and outstanding 6,406,996 and 6,406,795 as of June 30, 2019 and December 31, 2018	6,407	6,407
Surplus	80,123	79,919
Retained earnings (Footnote 1)	27,644	23,616
Accumulated other comprehensive loss	205	(390)
Total stockholders’ equity	114,379	109,552
Total liabilities and stockholders’ equity	$1,055,906	997,480

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans, including fees	$12,647	10,507	24,534	20,000
Securities:
Taxable	278	168	556	336
Tax-exempt	100	112	209	224
Cash and cash equivalents	48	22	98	45
Total interest income	13,073	10,809	25,397	20,605
Interest expense:
Deposits	3,715	2,028	6,951	3,687
Borrowings	436	635	1,048	1,080
Total interest expense	4,151	2,663	7,999	4,767
Net interest income	8,922	8,146	17,398	15,838
Provision for loan losses	14	413	233	967
Net interest income after provision for loan losses	8,908	7,733	17,165	14,871
Non-interest income:
Mortgage banking income	6,321	7,312	11,229	12,133
Wealth management income	912	988	1,776	2,066
SBA loan income	515	—	515	—
Earnings on investment in life insurance	72	73	144	151
Net change in the fair value of derivative instruments	(32)	(218)	(16)	(11)
Net change in the fair value of loans held-for-sale	(226)	62	(136)	59
Net change in the fair value of loans held-for-investment	90	(15)	414	(186)
Gain on sale of investment securities available-for-sale	139	—	139	—
Service charges	27	28	54	60
Other	110	438	256	1,452
Total non-interest income	7,928	8,668	14,375	15,724
Non-interest expenses:
Salaries and employee benefits	8,742	9,382	16,469	17,818
Occupancy and equipment	936	990	1,899	1,950
Loan expenses	668	723	1,136	1,193
Professional fees	709	477	1,180	956
Advertising and promotion	730	631	1,196	1,212
Data processing	324	302	648	590
Information technology	319	243	585	568
Communications	162	240	354	486
Other	1,654	1,086	2,893	1,863
Total non-interest expenses	14,244	14,074	26,360	26,636
Income before income taxes	2,592	2,327	5,180	3,959
Income tax expense	570	525	1,152	887
Net income	$2,022	1,802	4,028	3,072

Basic earnings per common share	$0.32	0.28	0.63	0.48

Diluted earnings per common share	$0.31	0.28	0.63	0.48

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income:	$2,022	1,802	4,028	3,072

Other comprehensive income:
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax (benefit) expense of $95, ($18), $202, and ($101), respectively	330	(63)	703	(339)
Less: reclassification adjustment for net (gains) on sales realized in net income, net of tax (expense) benefit of ($31), $0, ($31), and $0, respectively	(108)	—	(108)	—
Unrealized investment gains (losses), net of tax expense (benefit) of $64, ($18), $171, and ($101), respectively	222	(63)	595	(339)
Total other comprehensive income (loss)	222	(63)	595	(339)
Total comprehensive income	$2,244	1,739	4,623	2,733

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018 (Footnote 1)	$6,392	79,501	15,453	(298)	101,048
Comprehensive income:
Net income			1,270		1,270
Change in unrealized gains on securities available-for-sale, net of tax				(276)	(276)
Total comprehensive income					994
Compensation expense related to stock option grants		3			3
Balance, March 31, 2018	$6,392	79,504	16,723	(574)	102,045
Comprehensive income:
Net income			1,802		1,802
Change in unrealized gains on securities available-for-sale, net of tax				(63)	(63)
Total comprehensive income					1,739
Share-based awards and exercises	9				9
Compensation expense related to stock option grants		272			272
Balance, June 30, 2018	$6,401	79,776	18,525	(637)	104,065

				Accumulated
				Other
	Common		Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$6,407	79,919	23,616	(390)	109,552
Comprehensive income:
Net income			2,006		2,006
Change in unrealized gains on securities available-for-sale, net of tax				373	373
Total comprehensive income					2,379
Compensation expense related to stock option grants		61			61
Balance, March 31, 2019	$6,407	79,980	25,622	(17)	111,992
Comprehensive income:
Net income			2,022		2,022
Change in unrealized gains on securities available-for-sale, net of tax				222	222
Total comprehensive income					2,244
Compensation expense related to stock option grants		143			143
Balance, June 30, 2019	$6,407	80,123	27,644	205	114,379

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2019	2018
Net income	$4,028	3,072
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities	(139)	—
Depreciation and amortization	471	639
Provision for loan losses	233	967
Compensation expense for stock options	204	275
Net change in fair value of loans held for sale	136	(59)
Net change in fair value of derivative instruments	16	11
Gain on sale of OREO	—	(57)
SBA loan income	(515)	—
Proceeds from sale of loans	243,495	317,752
Loans originated for sale	(230,393)	(316,107)
Mortgage banking income	(11,229)	(12,133)
Increase in accrued interest receivable	(455)	(177)
Increase in other assets	(295)	(318)
Earnings from investment in life insurance	(144)	(151)
Deferred income tax expense (benefit) (Footnote 1)	45	(181)
Increase in accrued interest payable	22	21
Increase in other liabilities (Footnote 1)	1,394	536
Net cash provided (used) by operating activities	6,874	(5,910)
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	5,231	2,375
Sales	16,665	—
Purchases	(18,816)	(4,958)
Proceeds from sale of OREO	—	494
Settlement of forward contracts	(61)	75
Decrease (increase) in restricted stock	1,130	(1,101)
Net increase in loans	(55,768)	(86,642)
Purchases of premises and equipment	(487)	(1,305)
Proceeds from settlement of loans	—	2,766
Net cash used in investing activities	(52,106)	(88,296)
Cash flows from financing activities:
Net increase in deposits	88,584	56,141
(Decrease) increase in short term borrowings	(39,321)	33,976
Repayment of long term debt (Acquisition note)	(413)	(413)
Repayment of long term debt (Subordinated debt)	(63)	(4,000)
Proceeds from long term debt (FHLB advances)	3,123	—
Share based awards and exercises	—	9
Net cash provided by financing activities	51,910	85,713
Net change in cash and cash equivalents	6,678	(8,493)
Cash and cash equivalents at beginning of period	23,952	35,506
Cash and cash equivalents at end of period	$30,630	27,013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,977	4,746
Income taxes	737	390
Supplemental disclosure of cash flow information:
Transfers from loans and leases to real estate owned	120	—
Transfers from loans held for sale to loans held for investment	3,602	—
Net loans sold, not settled	6,439	—

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

These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the Securities and Exchange Commission (including our Annual Report on Form 10-K for the year ended December 31, 2018) and, for periods prior to the completion of the holding company reorganization, the Bank’s filings with the FDIC, including the Bank’s annual report on Form 10-K for the year ended December 31, 2017, and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.   Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ended December 31, 2019 or for any other period.

During the prior quarter, the Corporation identified and corrected an immaterial error related to Maryland state licensing requirements for mortgage loan originations by our Mortgage division. As the result of our mortgage operations not being fully compliant with Maryland licensing law, we agreed to reimburse consumers approximately $474 thousand in interest and certain fees on loans originated, in addition to paying a fine of $12 thousand to resolve the matter. The Corporation has revised its comparative consolidated financial statements in the amount of $407 thousand, $315 thousand net of tax, for periods prior to January 1, 2018 related to interest and fees on loans. The error correction impacted beginning retained earnings, deferred tax assets and other liabilities as of January 1, 2018, as shown below.

The following table summarizes the impacts of the correction on the consolidated balance sheet as of January 1, 2018:

(dollars in thousands, except per share data)	Reported	Corrections	Revised
Deferred income taxes	$1,312	92	1,404
Other liabilities	5,426	407	5,833
Retained earnings	15,768	(315)	15,453

The following table summarizes the impacts of the correction on the consolidated balance sheet as of December 31, 2018:

(dollars in thousands, except per share data)	Reported	Corrections	Revised
Deferred income taxes	$1,636	92	1,728
Other liabilities	5,309	407	5,716
Retained earnings	23,931	(315)	23,616

The following table summarizes the impacts of the corrections to our capital ratios as of December 31, 2018:

	December 31, 2018 - as reported
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,577	13.70%	$71,577	8.00%	$89,472	10.00%
Common equity tier 1 capital (to risk-weighted assets)	105,196	11.76%	40,262	4.50%	58,157	6.50%
Tier 1 capital (to risk-weighted assets)	105,196	11.76%	53,683	6.00%	71,577	8.00%
Tier 1 capital (to average assets)	105,196	11.20%	37,578	4.00%	46,972	5.00%

	December 31, 2018 - as revised
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,262	13.66%	$88,362	9.88%	$89,481	10.00%
Common equity tier 1 capital (to risk-weighted assets)	104,881	11.72%	57,044	6.38%	58,163	6.50%
Tier 1 capital (to risk-weighted assets)	104,881	11.72%	70,466	7.88%	71,585	8.00%
Tier 1 capital (to average assets)	104,881	11.16%	37,581	4.00%	46,977	5.00%

*Includes capital conservation buffer of 2.50% for 2019 and 1.875% for 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income available to common stockholders	$2,022	1,802	$4,028	3,072
Denominator for basic earnings per share - weighted average shares outstanding	6,407	6,395	6,407	6,393
Effect of dilutive common shares	29	30	29	32
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,436	6,425	6,436	6,425
Basic earnings per share	$0.32	0.28	$0.63	0.48
Diluted earnings per share	$0.31	0.28	$0.63	0.48
Antidilutive shares excluded from computation of average dilutive earnings per share	197	113	197	113

(3)      Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisition of HJ Wealth in April 2017 are detailed below:

	Balance		Balance	Amortization
	December 31,	Amortization	June 30,	Period
(dollars in thousands)	2018	Expense	2019	(in years)
Goodwill - Wealth	$899	—	899	Indefinite
Total Goodwill	899	—	899

Intangible assets - trade name	266	—	266	Indefinite
Intangible assets - customer relationships	3,727	(103)	3,624	20
Intangible assets - non competition agreements	154	(34)	120	4
Total Intangible Assets	4,147	(137)	4,010
Total	$5,046	(137)	4,909

Accumulated amortization on intangible assets was $597 thousand and $290 thousand as of June 30, 2019 and 2018, respectively.

The Corporation performed its annual review of goodwill and identifiable intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other” as of December 31, 2018. For the period from January 1, 2019 through June 30, 2019, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

(4)      Securities

The amortized cost and fair value of securities as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$3,554	—	—	3,554
U.S. government agency mortgage-backed securities	12,658	92	(68)	12,682
U.S. government agency collateralized mortgage obligations	27,295	277	(80)	27,492
State and municipal securities	3,769	26	—	3,795
Investments in mutual funds	1,000	6	—	1,006
Total securities available-for-sale	$48,276	401	(148)	48,529
Securities held to maturity:
U.S. Treasuries	$1,997	—	(2)	1,995
State and municipal securities	10,290	195	—	10,485
Total securities held-to-maturity	$12,287	195	(2)	12,480

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$24,092	45	(271)	23,866
U.S. government agency collateralized mortgage obligations	14,754	52	(142)	14,664
State and municipal securities	11,096	22	(199)	10,919
Investments in mutual funds	1,000	—	(21)	979
Total securities available-for-sale	$50,942	119	(633)	50,428
Securities held to maturity:
U.S. Treasuries	$1,991	—	(13)	1,978
State and municipal securities	10,750	17	(90)	10,677
Total securities held-to-maturity	$12,741	17	(103)	12,655

At June 30, 2019, the Corporation had nine U.S. government sponsored agency mortgage‑backed securities, eight U.S. government sponsored agency collateralized mortgage obligations, and two U.S. treasuries in unrealized loss positions. At December 31, 2018, the Corporation had twenty-four U.S. government sponsored agency mortgage‑backed securities, twelve U.S. government sponsored agency collateralized mortgage obligations, twenty-six state and municipal securities, one mutual fund, and two U.S. treasuries in unrealized loss positions. Although the Corporation’s investment portfolio overall is in a net unrealized gain position at June 30, 2019, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other‑than‑temporarily impaired.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$—	—	5,924	(68)	5,924	(68)
U.S. government agency collateralized mortgage obligations	6,360	(37)	2,842	(43)	9,202	(80)
Total securities available-for-sale	$6,360	(37)	8,766	(111)	15,126	(148)
Securities held-to-maturity:
U.S. Treasuries	$—	—	1,995	(2)	1,995	(2)
Total securities held-to-maturity	$—	—	1,995	(2)	1,995	(2)

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$2,354	(6)	15,223	(265)	17,577	(271)
U.S. government agency collateralized mortgage obligations	2,636	(14)	5,620	(128)	8,256	(142)
State and municipal securities	957	(11)	8,746	(188)	9,703	(199)
Investments in mutual funds	980	(21)	—	—	980	(21)
Total securities available-for-sale	$6,927	(52)	29,589	(581)	36,516	(633)
Securities held-to-maturity:
U.S. Treasuries	$—	—	1,978	(13)	1,978	(13)
State and municipal securities	1,545	(5)	4,783	(85)	6,328	(90)
Total securities held-to-maturity	$1,545	(5)	6,761	(98)	8,306	(103)

The amortized cost and carrying value of securities at June 30, 2019 and December 31, 2018 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2019				December 31, 2018
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	1,997	1,995	$906	902	1,991	1,978
Due after one year through five years	1,536	1,542	3,736	3,785	1,236	1,226	3,154	3,148
Due after five years through ten years	1,209	1,218	6,554	6,700	6,411	6,290	7,596	7,529
Due after ten years	4,578	4,589	—	—	2,543	2,501	—	—
Subtotal	7,323	7,349	12,287	12,480	11,096	10,919	12,741	12,655
Mortgage-related securities	39,953	40,174	—	—	38,846	38,530	—	—
Mutual funds with no stated maturity	1,000	1,006	—	—	1,000	979	—	—
Total	$48,276	48,529	12,287	12,480	$50,942	50,428	12,741	12,655

(5)      Loans Receivable

Loans and leases outstanding at June 30, 2019 and December 31, 2018 are detailed by category as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Mortgage loans held for sale	$39,288	37,695
Real estate loans:
Commercial mortgage	336,566	325,393
Home equity lines and loans	82,381	82,286
Residential mortgage (1)	56,551	53,360
Construction	143,572	116,906
Total real estate loans	619,070	577,945

Commercial and industrial	266,442	259,806
Consumer	650	701
Leases, net	964	1,335
Total portfolio loans and leases	887,126	839,787
Total loans and leases	$926,414	877,482

Loans with predetermined rates	$295,200	264,376
Loans with adjustable or floating rates	631,214	613,106
Total loans and leases	$926,414	877,482

Net deferred loan origination (fees) costs	$(1,954)	(1,681)

(1)	Includes $12,381 and $11,422 of loans at fair value as of June 30, 2019 and December 31, 2018, respectively.

Components of the net investment in leases at June 30, 2019 and December 31, 2018 are detailed as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Minimum lease payments receivable	$1,016	1,420
Unearned lease income	(52)	(85)
Total	$964	1,335

Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of June 30, 2019 and December 31, 2018, respectively:

					Total
		90+ days			Accruing	Nonaccrual
June 30, 2019	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	335,414	335,414	1,152	336,566	0.34%
Home equity lines and loans	419	—	419	81,883	82,302	79	82,381	0.60
Residential mortgage (1)	193	—	193	54,337	54,530	2,021	56,551	3.92
Construction	303	—	303	143,242	143,545	27	143,572	0.23
Commercial and industrial	283	398	681	265,296	265,977	465	266,442	0.43
Consumer	—	—	—	650	650	—	650	—
Leases	134	—	134	830	964	—	964	13.90
Total	$1,332	398	1,730	881,652	883,382	3,744	887,126	0.62%

(1) Includes $12,381 of loans at fair value as of June 30, 2019  ($11,002 of current, $189 of 30-89 days past due and $1,190 of nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2018	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	324,169	324,169	1,224	325,393	0.38%
Home equity lines and loans	348	—	348	81,855	82,203	83	82,286	0.52
Residential mortgage (1)	195	—	195	51,018	51,213	2,147	53,360	4.39
Construction	—	—	—	116,906	116,906	—	116,906	—
Commercial and industrial	217	—	217	259,112	259,329	477	259,806	0.27
Consumer	—	—	—	701	701	—	701	—
Leases	49	—	49	1,286	1,335	—	1,335	3.67
Total	$809	—	809	835,047	835,856	3,931	839,787	0.56%

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

Roll-Forward of Allowance for Loan and Lease Losses by Portfolio Segment

The following tables detail the roll‑forward of the Corporation’s Allowance, by portfolio segment, for the three and six month periods ended June 30, 2019 and 2018, respectively:

	Balance,				Balance,
(dollars in thousands)	March 31, 2019	Charge-offs	Recoveries	Provision	June 30, 2019
Commercial mortgage	$3,163	—	2	32	3,197
Home Equity lines and loans	341	—	5	8	354
Residential mortgage	212	—	2	(14)	200
Construction	1,802	—	—	231	2,033
Commercial and industrial	2,846	—	225	(241)	2,830
Consumer	4	—	1	(1)	4
Leases	8	—	—	(1)	7
Total	$8,376	—	235	14	8,625

	Balance,				Balance,
(dollars in thousands)	December 31, 2018	Charge-offs	Recoveries	Provision	June 30, 2019
Commercial mortgage	$3,209	—	4	(16)	3,197
Home Equity lines and loans	323	—	8	23	354
Residential mortgage	191	—	2	7	200
Construction	1,627	—	—	406	2,033
Commercial and industrial	2,690	—	323	(183)	2,830
Consumer	3	—	2	(1)	4
Leases	10	—	—	(3)	7
Total	$8,053	—	339	233	8,625

	Balance,				Balance,
(dollars in thousands)	March 31, 2018	Charge-offs	Recoveries	Provision	June 30, 2018
Commercial mortgage	$2,566	—	2	443	3,011
Home Equity lines and loans	262	(71)	2	76	269
Residential mortgage	127	—	61	(22)	166
Construction	1,861	—	—	(423)	1,438
Commercial and industrial	2,315	(114)	17	341	2,559
Consumer	3	—	1	(1)	3
Leases	4	—	—	(1)	3
Total	$7,138	(185)	83	413	7,449

	Balance,				Balance,
(dollars in thousands)	December 31, 2017	Charge-offs	Recoveries	Provision	June 30, 2018
Commercial mortgage	$2,434	—	4	573	3,011
Home Equity lines and loans	280	(137)	4	122	269
Residential mortgage	82	—	61	23	166
Construction	1,689	—	—	(251)	1,438
Commercial and industrial	2,214	(194)	33	506	2,559
Consumer	5	—	2	(4)	3
Leases	5	—	—	(2)	3
Total	$6,709	(331)	104	967	7,449

Allowance for Loan and Lease Losses Allocated by Portfolio Segment

The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2019 and December 31, 2018.

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
June 30, 2019	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,197	3,197	$1,842	334,724	336,566
Home Equity lines and loans	—	354	354	79	82,302	82,381
Residential mortgage	—	200	200	857	43,313	44,170
Construction	—	2,033	2,033	1,278	142,294	143,572
Commercial and industrial	172	2,658	2,830	1,438	265,004	266,442
Consumer	—	4	4	—	650	650
Leases	—	7	7	—	964	964
Total	$172	8,453	8,625	$5,494	869,251	874,745	(1)

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2018	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,209	3,209	$1,929	323,464	325,393
Home Equity lines and loans	—	323	323	83	82,203	82,286
Residential mortgage	—	191	191	969	40,969	41,938
Construction	—	1,627	1,627	1,281	115,625	116,906
Commercial and industrial	103	2,587	2,690	1,537	258,269	259,806
Consumer	—	3	3	—	701	701
Leases	—	10	10	—	1,335	1,335
Total	$103	7,950	8,053	$5,799	822,566	828,365	(1)

(1)	Excludes deferred fees and loans carried at fair value.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses as of June 30, 2019 and December 31, 2018:

June 30, 2019		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$330,710	2,064	3,792	—	336,566
Home equity lines and loans	82,218	—	163	—	82,381
Construction	140,739	2,806	27	—	143,572
Commercial and industrial	241,906	4,876	19,630	30	266,442
Total	$795,573	9,746	23,612	30	828,961

December 31, 2018		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$320,130	3,713	1,550	—	325,393
Home equity lines and loans	82,121	—	165	—	82,286
Construction	114,249	2,657	—	—	116,906
Commercial and industrial	239,181	12,620	7,975	30	259,806
Total	$755,681	18,990	9,690	30	784,391

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of June 30, 2019 and December 31, 2018. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$43,313	857	44,170	$40,969	969	41,938
Consumer	650	—	650	701	—	701
Leases	964	—	964	1,335	—	1,335
Total	$44,927	857	45,784	$43,005	969	43,974

There were six nonperforming residential mortgage loans at June 30, 2019 and December 31, 2018 with a combined outstanding principal balance of $1.2 million and $1.9 million, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the periods.

	At June 30, 2019				At December 31, 2018
				Average				Average
	Recorded	Principal	Related	recorded	Recorded	Principal	Related	recorded
(dollars in thousands)	investment	balance	allowance	investment	investment	balance	allowance	investment
Impaired loans with related allowance:
Commercial mortgage	$—	—	—	—	—	—	—	—
Commercial and industrial	666	669	172	671	676	679	103	680
Home equity lines and loans	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total	666	669	172	671	676	679	103	680
Impaired loans without related allowance:
Commercial mortgage	$1,842	2,335	—	1,890	1,929	2,379	—	1,982
Commercial and industrial	772	859	—	794	861	945	—	885
Home equity lines and loans	79	89	—	81	83	89	—	84
Residential mortgage	857	857	—	857	969	978	—	978
Construction	1,278	1,278	—	1,287	1,281	1,281	—	1,293
Total	4,828	5,418	—	4,909	5,123	5,672	—	5,222
Grand Total	$5,494	6,087	172	5,580	5,799	6,351	103	5,902

Interest income recognized on performing impaired loans amounted to $53 thousand and $73 thousand for the three months ended June 30, 2019 and 2018, respectively, and $102 thousand and $125 thousand for the six months ended June 30, 2019 and 2018, respectively.

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

The balance of TDRs at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
TDRs included in nonperforming loans and leases	$1,160	1,219
TDRs in compliance with modified terms	2,914	3,047
Total TDRs	$4,074	4,266

There were no loan and lease modifications granted during the three and six months ended June 30, 2019 that were categorized as TDRs.

The following table presents information regarding loan and lease modifications granted during the three and six months ended June 30, 2018 that were categorized as TDRs:

	For the Three and Six Months Ended June 30, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance
Real Estate:
Land and Construction	1	1,614	1,614	—
Commercial and industrial	1	120	120	—
Total	2	$1,734	$1,734	$—

No loan and lease modifications granted during the three and six months ended June 30, 2019 and 2018 subsequently defaulted during the same time period.

The following table presents information regarding the number of contracts by type of loan and lease modifications granted during the three and six months ended June 30, 2018:

	For the Three and Six Months Ended June 30, 2018
		Interest Rate
	Loan Term	Change and Loan
	Extension	Term Extension
Real Estate:
Land and Construction	1	—
Commercial and industrial	—	1
Total	1	1

(7)      Short-Term Borrowings and Long‑Term Debt

The Corporation’s short‑term borrowings generally consist of federal funds purchased and short‑term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks: one of $24 million and one of  $15 million. Federal funds purchased generally represent one-day borrowings.  The Corporation had no Federal funds purchased at June 30, 2019 and December 31, 2018. The Corporation also has a facility with the Federal Reserve discount window of $9.6 million. This facility is fully secured by investment securities and loans. There were no borrowings under this facility at June 30, 2019 or at December 31, 2018.

Short‑term borrowings as of June 30, 2019 consisted of short‑term advances from the FHLB of Pittsburgh in the amount of $71.9 million with interest at 2.46%, and $3.1 million with an original term of 3 years with interest at 2.03%.

Short‑term borrowings as of December 31, 2018 consisted of short-term advances from the FHLB of Pittsburgh in the amount of $112.5 million with interest at 2.62%, and $1.8 million with an original term of 4 years and interest at 1.70%.

Long‑term debt at June 30, 2019 and December 31, 2018 consisted of the following fixed rate notes with the FHLB and the acquisition purchase note for the Wealth division:

			Balance as of
	Maturity	Interest	June 30,	December 31,
(dollars in thousands)	date	rate	2019	2018
Mid-term Repo-fixed	08/10/20	2.76%	5,000	5,000
Mid-term Repo-fixed	06/28/21	1.88%	3,123	—
Acquisition Purchase Note	04/01/20	3.00%	825	1,238
Total			$8,948	6,238

The FHLB of Pittsburgh has also issued $79.8 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire by June 19, 2020. The Corporation has a maximum borrowing capacity with the FHLB of $477.7 million as of June 30, 2019 and $437.2 million as of December 31, 2018. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(8)      Stock-Based Compensation

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

All awards granted under the 2004 and 2016 Plan’s have a term that does not exceed ten years and vest 25% upon grant and become fully exercisable after three years of service from the grant date.

The following table provides information about options outstanding for the three months ended June 30, 2019:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding at March 31, 2019	275,070	$15.88	$4.46
Granted	71,000	17.01	4.89
Outstanding at June 30, 2019	346,070	16.11	4.55
Exercisable at June 30, 2019	233,522	15.43	4.34
Nonvested at June 30, 2019	112,548	$17.53	$4.99

The following table provides information about options outstanding for the six months ended June 30, 2019:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding at December 31, 2018	274,070	$15.88	$4.46
Granted	72,000	17.01	4.90
Outstanding at June 30, 2019	346,070	16.11	4.55
Exercisable at June 30, 2019	233,522	15.43	4.34
Nonvested at June 30, 2019	112,548	$17.53	$4.99

The weighted average remaining contractual life of the outstanding stock options at June 30, 2019 is 7.7 years. The range of exercise prices is $9.88 to $19.00. The aggregate intrinsic value of options outstanding and exercisable was $442 thousand as of June 30, 2019.

The fair value of each option granted in 2019 was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk‑free interest rate of between 1.95% and 2.61%, expected life of 5.75 years, and expected volatility of between 22.44% and 22.48% based on an average of the Corporation’s share price since going public and the expected volatility of similar public financial institutions in the Corporation’s market area for the period before the Corporation went public. The weighted average fair value of options granted in 2019 was $4.89 to $5.30 per share.

The fair value of each option granted in 2018 was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk‑free interest rate of 2.86%, expected life of 5.75 years, and expected volatility of 26.11% based on an average of the Bank’s share price since going public and the expected volatility of similar public financial institutions in the Bank’s market area for the period before the Bank went public. The weighted average fair value of options granted in 2018 was $5.52 per share.

Total stock compensation cost for the three months ended June 30, 2019 and 2018 was $144 thousand and $272 thousand, respectively, and for the six months ended June 30, 2019 and 2018 was $204 thousand and $275 thousand, respectively.  During the three and six months ended June 30, 2019, there were no tax benefits recognized related to stock compensation cost.

In accordance with ASU 2016-09, forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the three and six month periods ended June 30, 2019, there were no forfeitures.

As of June 30, 2019, there was $512 thousand of unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of 1.55 years.

(9)      Fair Value Measurements and Disclosures

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$12,682	—	12,682	—
U.S. government agency collateralized mortgage obligations	27,492	—	27,492	—
State and municipal securities	3,795	—	3,795	—
Investments in mutual funds and other equity securities	4,560	—	4,560	—
Mortgage loans held-for-sale	39,288	—	39,288	—
Mortgage loans held-for-investment	12,381	—	12,381	—
Interest rate lock commitments	375	—	—	375
Customer derivatives - Interest rate swaps	365	—	365	—
Total	$100,938	—	100,563	375

	December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$23,866	—	23,866	—
U.S. government agency collateralized mortgage obligations	14,664	—	14,664	—
State and municipal securities	10,919	—	10,919	—
Investments in mutual funds and other equity securities	979	—	979	—
Mortgage loans held-for-sale	37,695	—	37,695	—
Mortgage loans held-for-investment	11,422	—	11,422	—
Interest rate lock commitments	310	—	—	310
Customer derivatives - Interest rate swaps	141	—	141	—
Total	$99,996	—	99,686	310

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (1)	$5,322	—	—	5,322
Other real estate owned (2)	120	—	—	120
Total	$5,442	—	—	5,442

	December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (1)	$5,799	—	—	5,799
Other real estate owned (2)	—	—	—	—
Total	$5,799	—	—	5,799

(1)

Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input is significant to the fair value measurements.

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

The estimated fair values of the Corporation’s financial instruments at June 30, 2019 and December 31, 2018 are as follows:

		June 30, 2019		December 31, 2018
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$30,630	30,630	23,952	23,952
Securities available-for-sale	Level 2	48,529	48,529	50,428	50,428
Securities held-to-maturity	Level 2	12,287	12,480	12,741	12,655
Mortgage loans held-for-sale	Level 2	39,288	39,288	37,695	37,695
Loans receivable, net	Level 3	864,166	886,636	818,631	820,512
Mortgage loans held-for-investment	Level 2	12,381	12,381	11,422	11,422
Interest rate lock commitments	Level 3	375	375	310	310
Forward commitments	Level 2	4	4	—	—
Restricted investment in bank stock	Level 3	5,872	5,872	7,002	7,002
Accrued interest receivable	Level 3	3,344	3,344	2,889	2,889
Customer derivatives - Interest rate swaps	Level 2	365	365	141	141
Financial liabilities:
Deposits	Level 2	840,714	857,000	752,130	744,300
Short-term borrowings	Level 2	74,979	74,979	114,300	114,300
Long-term debt	Level 2	8,948	8,950	6,238	6,240
Subordinated debentures	Level 2	9,176	9,687	9,239	9,396
Accrued interest payable	Level 2	327	327	305	305
Interest rate lock commitments	Level 3	71	71	40	40
Forward commitments	Level 2	203	203	176	176
Customer derivatives - Interest rate swaps	Level 2	410	410	161	161

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$320,123	375	290,614	310
Letters of credit	Level 2	9,478	—	5,158	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three and six month peiods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of the period	$329	586	$310	344
(Decrease) increase in value	46	(80)	65	162
Balance at end of the period	$375	506	$375	506

			Significant
Valuation Techniques for Level 3 interest rate lock	Fair Value		Unobservable	Range of	Weighted
commitments as of June 30, 2019	Level 3	Valuation Technique	Input	Inputs	Average
Interest rate lock commitments	$375	Market comparable pricing	Pull through	1 - 99%	89.54%

A realized loss of $16 thousand and a realized gain of $138 thousand due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the three months ended June 30, 2019 and 2018, respectively, and realized losses of $34 thousand and $114 thousand for the six months ended June 30, 2019 and 2018, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

(10)    Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Corporation is exposed to certain risk arising from both its business operations and economic conditions.  The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Corporation enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Corporation’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation’s known or expected cash receipts and its known or expected cash payments principally related to the Corporation’s lending function.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		June 30, 2019		December 31, 2018
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$50,137	375	27,188	310
Negative fair values	Other liabilities	12,076	(71)	6,218	(40)
Total		62,213	304	33,406	270

Forward Commitments
Positive fair values	Other assets	4,000	4	—	—
Negative fair values	Other liabilities	48,000	(203)	26,500	(176)
Total		52,000	(199)	26,500	(176)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	3,303	365	3,330	141
Negative fair values	Other liabilities	3,303	(410)	3,330	(161)
Total		6,606	(45)	6,660	(20)
Total derivative financial instruments		$120,819	60	66,566	74

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Interest Rate Lock Commitments	$16	(138)	$34	114
Forward Commitments	(31)	(80)	(23)	(125)
Customer Derivatives - Interest Rate Swaps	(17)	—	(27)	—
Net fair value gains (losses) on derivative financial instruments	$(32)	(218)	$(16)	(11)

Realized gains/(losses) on derivatives were ($218) thousand and $4 thousand for the three months ended June 30, 2019 and 2018, respectively, and ($493) and $704 thousand for the six months ended June 30, 2019 and 2018, respectively, and are included in other non-interest income in the unaudited consolidated statements of income.

(11)    Segments

ASC Topic 280 – Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in this codification to the results of its operations.

Our Banking segment consists of commercial and retail banking. The Banking segment generates interest income from its lending (including leasing) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of available for sale investment securities, gains on the sale of loans, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income.

Meridian Wealth Partners (“Wealth”), a registered investment advisor and wholly-owned subsidiary of the Bank, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. The unit generates non-interest income through advisory fees.

Meridian’s mortgage banking segment (“Mortgage”) consists of one central loan production facility and several loan production offices located throughout the Delaware Valley. The Mortgage segment originates 1 – 4 family residential mortgages and sells all of its production, including servicing to third party investors. The unit generates net interest income on the loans it originates, earns margin income (primarily gain on sales), as well as other fee income.

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$8,855	26	41	8,922	$7,964	62	120	8,146
Provision for loan losses	14	—	—	14	413	—	—	413
Net interest income after provision	8,841	26	41	8,908	7,551	62	120	7,733

Non-interest Income
Mortgage banking income	62	—	6,259	6,321	13	—	7,299	7,312
Wealth management income	33	879	—	912	62	926	—	988
SBA income	515	—	—	515	—	—	—	—
Net change in fair values	(16)	—	(152)	(168)	—	—	(171)	(171)
Other	498	—	(150)	348	459	—	80	539
Total non-interest income	1,092	879	5,957	7,928	534	926	7,208	8,668

Non-interest Expense
Salaries and employee benefits	4,066	551	4,125	8,742	3,634	439	5,309	9,382
Occupancy and equipment	534	30	372	936	544	37	409	990
Professional fees	391	9	309	709	304	3	170	477
Advertising and promotion	484	90	156	730	361	110	160	631
Other	1,757	137	1,233	3,127	1,345	156	1,093	2,594
Total non-interest expense	7,232	817	6,195	14,244	6,188	745	7,141	14,074

Operating Margin	$2,701	88	(197)	2,592	$1,897	243	187	2,327

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$17,234	64	100	17,398	$15,490	146	202	15,838
Provision for loan losses	233	—	—	233	967	—	—	967
Net interest income after provision	17,001	64	100	17,165	14,523	146	202	14,871

Non-interest Income
Mortgage banking income	101	—	11,128	11,229	43	—	12,090	12,133
Wealth management income	78	1,698	—	1,776	90	1,976	—	2,066
SBA income	515	—	—	515				—
Net change in fair values	(28)	—	290	262	—	—	(138)	(138)
Other	877	—	(284)	593	773	—	890	1,663
Total non-interest income	1,543	1,698	11,134	14,375	906	1,976	12,842	15,724

Non-interest Expense
Salaries and employee benefits	7,739	1,117	7,613	16,469	7,126	928	9,764	17,818
Occupancy and equipment	1,057	60	782	1,899	1,078	70	802	1,950
Professional fees	706	9	465	1,180	735	11	210	956
Advertising and promotion	740	167	289	1,196	616	208	388	1,212
Other	3,155	285	2,176	5,616	2,568	299	1,833	4,700
Total non-interest expense	13,397	1,638	11,325	26,360	12,123	1,516	12,997	26,636

Operating Margin	$5,147	124	(91)	5,180	$3,306	606	47	3,959

(12)    Recent Litigation

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In June 2019, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation.  Although the Bank believes it had strong and meritorious defenses, given the expense and inconvenience of  litigation, on July 24, 2019 through mediation, the Bank reached an agreement in principle with the plaintiffs to settle this litigation for $990 thousand in total. The Bank had a litigation reserve of $325 thousand at March 31, 2019 and expensed an additional $665 thousand for the three months ended June 30, 2019.  The parties are negotiating the definitive settlement agreement that will conclude this matter, which will need to be approved by the Court.

(13)    Recent Accounting Pronouncements

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

FASB ASU 2014‑09 (Topic 606), “Revenue from Contracts with Customers”

Issued in May 2014, ASU 2014‑09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015‑14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014‑09 by one year. In March 2016, the FASB issued ASU 2016‑ 08”, “Principal versus Agent Considerations (Reporting Gross versus Net),” which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016‑20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016‑12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for public companies for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the ‘retrospective’ or ‘retrospectively with the cumulative effect’ transition method. For non-public companies, the ASC updates are effective for annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The Corporation’s revenue is the sum of net interest income and non-interest income. The scope of the guidance excludes nearly all net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Corporation performed a review and determined that the majority of non-interest income revenue streams are within the scope of the new standard. Non-interest income streams that are out of scope of the new standard include BOLI, sales of investment securities, mortgage banking activities, and certain items within service charges and other income.  Management is finalizing a review of contracts related to service charges on deposits, investment advisory commissions and fee income, and certain items within other service charges and other income. Management is currently assessing the potential impact of ASU. The Corporation will adopt this ASU as of December 31, 2019.

FASB ASU 2017-05 (Topic 610), “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”

Issued in February 2017, ASU 2017-05 provides clarification of the scope of ASC 610-20. Specifically, the new guidance clarifies that ASC 610-20 applies to nonfinancial assets which do not meet the definition of a business or not-for-profit activity. Further, the new guidance clarifies that a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance nonfinancial asset which is defined as a financial asset promised to a counterparty in a contract where substantially all of the assets promised are nonfinancial. Finally, the new guidance clarifies that each distinct nonfinancial asset and insubstance nonfinancial asset should be derecognized when the counterparty obtains control of it. Management is currently assessing the potential impact of ASU. The Corporation will adopt this ASU as of December 31, 2019.

FASB ASU 2017‑01 (Topic 805), “Business Combinations”

Issued in January 2017, ASU 2017‑01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017‑01 is effective for public companies for annual periods beginning after December 15, 2017 including interim periods within those periods, while for non-public companies the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Corporation will adopt this ASU as of December 31, 2019 and does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2016‑15 (Topic 320), “Classification of Certain Cash Receipts and Cash Payments”

Issued in August 2016, ASU 2016‑15 provides guidance on eight specific cash flow issues and their disclosure in the consolidated statements of cash flows. The issues addressed include debt prepayment, settlement of zero-coupon debt, contingent consideration in business combinations, proceeds from settlement of insurance claims, proceeds from settlement of BOLI, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the Predominance principle. ASU 2016‑15 is effective for public companies for the annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. For non-public companies ASU 2016‑15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Corporation will adopt this ASU as of December 31, 2019 and does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

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

FASB ASU 2016‑02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016‑02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016‑02 is effective for public companies for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within the fiscal years beginning after December 31, 2020. In July 2018 ASU 2018-11 was issued which creates a new, optional transition method for implementing ASU 2016-02 and a lessor practical expedient for separating lease and non-lease components and has the same effective date as ASU 2016-02.  Under the optional transition method of ASU 2018-11, the Corporation may initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Corporation is evaluating the effects that ASU 2016‑02 and ASU 2018-11 will have on our Consolidated Financial Statements and related disclosures and expects to adopt these ASU’s as of December 31, 2020.

FASB ASU 2016‑01 (Subtopic 825‑10), “Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities”

Issued in January 2016, ASU 2016‑01 provides that equity investments will be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. For public companies, ASU 2016‑01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within the fiscal years beginning after December 31, 2019. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. ASU 2018‑03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825‑10) clarifies certain aspects of ASU 2016‑01 and has the same effective dates for non-public companies. The Corporation is evaluating the effects that ASU 2016‑01 and ASU 2018‑03 will have on our Consolidated Financial Statements and related disclosures upon our adoption as of December 31, 2019.

FASB ASU 2017‑08 (Subtopic 310‑20), “Nonrefundable Fees and Other Costs (Subtopic 310‑20): Premium Amortization on Purchased Callable Debt Securities”

Issued in March 2017, ASU 2017‑08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within the fiscal years beginning after December 31, 2020. The Corporation is evaluating the effect that ASU 2017‑08 will have on our Consolidated Financial Statements and related disclosures upon our adoption as of December 31, 2019.

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

FASB ASU 2018-16 (Subtopic 815), “Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”

In October 2018 ASU 2018-16 was issued.  The new guidance applies to all entities that elect to apply hedge accounting to benchmark interest rate hedges under Topic 815. It permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes in addition to the existing applicable rates. The guidance is required to be adopted concurrently with ASU 2017-12, on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after adoption. The Corporation will adopt this ASU as of December 31, 2020 and does not anticipate the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

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

Critical Accounting Policies, Judgments and Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified the provision and allowance for loan losses as the accounting policy that, due to the estimates, assumptions and judgements inherent in that policy, is critical in understanding our financial statements.  Management has presented the application of this policy to the audit committee of our board of directors.

This critical accounting policy, along with other significant accounting policies, are presented in in Footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10‑K.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2019, as compared to the same periods in 2018, and the changes in its financial condition as of June 30, 2019 as compared to December 31, 2018. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•

Net income for the three months ended June 30, 2019 was $2.0 million, or $0.31 per diluted share, an increase of $220 thousand as compared to net income of $1.8 million, or $0.28 per diluted share, for the same period in 2018.

•	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended June 30, 2019 were 7.14% and 0.81%, respectively.
•	Net interest income increased $776 thousand, or 9.5%, to $8.9 million for the three months ended June 30, 2019, as compared to $8.1 million for the same period in 2018.
•

Provision for loan and lease losses (the “Provision”) of $14 thousand for the three months ended June 30, 2019 was a decrease of $399 thousand from the $413 thousand Provision recorded for the same period in 2018.

•	Non-interest income of $7.9 million for the three months ended June 30, 2019 was a $740 thousand or 8.5% decrease from the same period in 2018.
•	Mortgage banking income decreased $991 thousand, or 13.6%, to $6.3 million for the three months ended June 30, 2019, as compared to $7.3 million for the same period in 2018.
•	Non-interest expense of $14.2 million for the three months ended June 30, 2019 increased $170 thousand, or 1.2%, from $14.1 million for the same period in 2018.

Six Month Results of Operations

•

Net income for the six months ended June 30, 2019 was $4.0 million, or $0.63 per diluted share, an increase of $956 thousand as compared to net income of $3.1 million, or $0.48 per diluted share, for the same period in 2018.

•	ROE and ROA for the six months ended June 30, 2019 were 7.22% and 0.82%, respectively.
•	Net interest income increased $1.6 million, or 9.9%, to $17.4 million for the six months ended June 30, 2019, as compared to $15.8 million for the same period in 2018.
•	The Provision of $233 thousand for the six months ended June 30, 2019 was a decrease of $734 thousand from the $967 thousand Provision recorded for the same period in 2018.
•	Non-interest income of $14.4 million for the six months ended June 30, 2019 was a $1.4 million or 8.6% decrease from the same period in 2018.
•	Mortgage banking income decreased $904 thousand, or 7.5%, to $11.2 million for the six months ended June 30, 2019, as compared to $12.1 million for the same period in 2018.
•	Non-interest expense of $26.4 million for the six months ended June 30, 2019 decreased $276 thousand, or 1.0%, from $26.6 million for the same period in 2018.

Changes in Financial Condition

•	Total assets of $1.1 billion as of June 30, 2019 increased $58.4 million, or 5.9%, from $997.5 million as of December 31, 2018.
•	Consolidated stockholders’ equity of $114.4 million as of June 30, 2019 increased $4.8 million from $109.6 million as of December 31, 2018.
•	Total portfolio loans and leases, excluding mortgage loans held for sale, as of June 30, 2019 were $885.2 million, an increase of $47.1 million, or 5.6%, from $838.1 million as of December 31, 2018.
•

Total non-performing loans and leases of $4.1 million represented 0.45% of portfolio loans and leases as of June 30, 2019 as compared to $3.9 million, or 0.45% of portfolio loans and leases, as of December 31, 2018.

•

The $8.6 million allowance for loan losses (“Allowance’), as of June 30, 2019, represented 0.99% of portfolio loans and leases, as compared to $8.1 million, or 0.97% of portfolio loans and leases, as of December 31, 2018.

•	Total deposits of $840.7 million as of June 30, 2019 increased $88.6 million, or 11.8%, from $752.1 million as of December 31, 2018.

Key Performance Ratios

Key financial performance ratios for the three months ended June 30, 2019 and 2018 are shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Annualized return on average equity	7.14%	7.02%	7.22%	6.05%
Annualized return on average assets	0.81%	0.81%	0.82%	0.72%
Net interest margin (tax effected yield)	3.72%	3.88%	3.69%	3.89%
Basic earnings per share	$0.32	$0.28	$0.63	$0.48
Diluted earnings per share	$0.31	$0.28	$0.63	$0.48

The following table presents certain key period-end balances and ratios as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2019	2018
Book value per common share	$17.85	$17.10
Tangible book value per common share	$17.09	$16.31
Allowance as a percentage of loans and leases held for investment	0.99%	0.97%
Tier I capital to risk weighted assets	11.37%	11.72%
Tangible common equity ratio (1)	10.42%	10.53%
Loans held for investment	$885,172	$838,106
Total assets	$1,055,906	$997,480
Stockholders' equity	$114,379	$109,552

(1)  Tangible common equity ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this measure to its most comparable GAAP measure.

Non-GAAP Financial Measures

Meridian believes that non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate performance trends and the adequacy of common equity. This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for performance and financial condition measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of Meridian’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Meridian believes adjusted net income, adjusted diluted earnings per common share, adjusted ROAA and adjusted ROAE provide a greater understanding of ongoing operations and enhances comparability of results with prior periods. Because management believes that these adjustments are not incurred as a result of ongoing operations, they are not as helpful a measure of the performance of our underlying business, particularly in light of their unpredictable nature and are difficult to forecast. This supplemental presentation should not be construed as an inference that Meridian’s future results will be unaffected by similar adjustments to these measures determined in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income - consolidated	$2,022	1,802	$4,028	3,072
Litigation settlement adjustment, net of tax	517	156	614	156
Adjusted net income - consolidated(1)	$2,539	1,958	$4,642	3,228

Net income - excluding Mortgage	2,203	1,701	4,172	3,107
Adjusted net income - excluding Mortgage(1)	$2,720	1,857	$4,786	3,263

Net income per common share, diluted	$0.31	0.28	$0.63	0.48
Litigation settlement adjustment, net of tax	0.08	0.02	0.10	0.02
Adjusted diluted earnings per share(1)	0.39	0.30	0.73	0.50
Adjusted diluted earnings per share- excluding Mortgage(1)	$0.42	0.29	$0.74	0.51

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Return on average assets - consolidated	0.81%	0.81%	0.82%	0.72%
Adjusted return on average assets - consolidated(1)	1.02%	0.88%	0.95%	0.75%
Return on average equity - consolidated	7.14%	7.02%	7.22%	6.05%
Adjusted return on average equity - consolidated(1)	8.96%	7.63%	8.26%	6.37%

Return on average assets - excluding Mortgage	0.90%	0.79%	0.87%	0.75%
Adjusted return on average assets - excluding Mortgage(1)	1.11%	0.87%	1.00%	0.79%
Return on average equity - excluding Mortgage	7.78%	6.63%	7.43%	6.14%
Adjusted return on average equity - excluding Mortgage(1)	9.60%	7.24%	8.52%	6.44%

(1)

Adjusted net income, adjusted earnings per common share, adjusted ROAA and adjusted ROAE are non-GAAP measures and remove the tax effect of the charges to earnings for the settlement of outstanding litigation ($148 thousand and $44 thousand for three months ended June 30, 2019 and 2018, respectively, and $176 thousand and $44 thousand for the six months ended June 30, 2019 and 2018, respectively).

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

	June 30,	December 31,
(dollars in thousands)	2019	2018
Tangible common equity ratio:
Total stockholders' equity	114,379	109,552
Less:
Goodwill	899	899
Intangible assets	4,010	4,147
Tangible common equity	109,470	104,506
Total assets	1,055,906	997,480
Less:
Goodwill	899	899
Intangible assets	4,010	4,147
Tangible assets	$1,050,997	992,434
Tangible common equity ratio	10.42%	10.53%

The following sections discuss, in detail, the Corporation’s results of operations for the three and six months ended June 30, 2019, as compared to the same periods in 2018, and the changes in its financial condition as of June 30, 2019 as compared to December 31, 2018.

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

NET INTEREST INCOME

Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three and six months ended June 30, 2019 and 2018, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the results of net free funding sources such as noninterest deposits and stockholders’ equity.

Total interest income for the three months ending June 30, 2019 was $13.1 million, which represented a $2.3 million, or 21.0%, increase compared with the three months ending June 30, 2018.  The increase in income was attributable to a $120.5 million increase in average interest earning assets, year over year, helped by an increase of 32 basis points in yield on earning assets, to 5.44% from 5.12%, for same period in 2018.  The commercial real estate loan portfolio yield, in particular, rose 31 basis points over the same period in 2018. Total interest expense rose $1.5 million or 55.9% to $4.2 million for the three months ending June 30, 2019, compared with $2.7 million for the three months ending June 30, 2018. The increase was primarily due to an overall increase of 59 basis points in the cost of interest-bearing funds reflective of the overall increase in market rates.

Net interest income increased $776 thousand, or 9.5%, to $8.9 million for the three months ended June 30, 2019, compared to $8.2 million for the three months ended June 30, 2018.  The net-interest margin decreased 16 basis points for the three months ending June 30, 2019 at 3.72%, compared with 3.88% for the three month ending June 30, 2018.  The decrease in net interest margin reflects the pressure from the rising cost of funds, which has outpaced the favorable trend in yield on interest earning assets during the quarter.  The strength in the Corporation’s net-interest margin in the face of rising cost of funds reflects the size and asset quality of the loan portfolio, as well as the $10.8 million or 10.1% increase in average non-interest bearing deposits period over period.

Total interest income for the six months ending June 30, 2019 was $25.4 million, which represented a $4.8 million, or 23.3%, increase compared with the six months ending June 30, 2018. The increase in income was attributable to a $129.2 million increase in average interest earning assets, year over year, helped by an increase of 36 basis points in yield on earning assets, to 5.39% from 5.03%, for same period in 2018. The commercial real estate loan portfolio yield, in particular, rose 26 basis points over the same period in 2018. Total interest expense rose $3.2 million or 67.8% to $8.0 million for the six months ending June 30, 2019, compared with $4.8 million for the six months ending June 30, 2018. The increase was primarily due to an overall increase of 67 basis points in the cost of interest-bearing funds reflective of the overall increase in market rates as well as an increase in average interest bearing deposits of $124.1 million, year over year.

Net interest income increased $1.6 million, or 9.9%, to $17.4 million for the six months ended June 30, 2019, compared to $15.8 million for the six months ended June 30, 2018. The net-interest margin  decreased 20 basis points for the six months ending June 30, 2019 at 3.69%, compared with 3.89% for the six month ending June 30, 2018. The decrease in net interest margin reflects the pressure from the rising cost of funds, which has outpaced the favorable trend in yield on interest earning assets during the six month period.  The strength in the Corporation’s net-interest margin in the face of rising cost of funds reflects the size and asset quality of the loan portfolio, as well as the $12.6 million or 11.7% increase in average non-interest bearing deposits period over period.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	2019			2018
		Interest			Interest
For the Three Months Ended June 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$7,008	43	2.46%	$4,471	18	1.60%
Federal funds sold	997	5	2.17%	993	4	1.73%
Investment securities(1)	62,450	399	2.56%	52,662	305	2.32%
Loans held for sale	20,407	219	4.28%	28,884	315	4.36%
Loans held for investment(1)	874,836	12,430	5.67%	758,141	10,194	5.37%
Total loans	895,243	12,649	5.67%	787,025	10,509	5.16%
Total interest-earning assets	965,698	13,096	5.44%	845,151	10,836	5.12%
Noninterest earning assets	36,210			44,079
Total assets	$1,001,908			$889,230
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$103,751	413	1.59%	$112,534	317	1.13%
Money market and savings deposits	293,727	1,377	1.88%	224,135	726	1.30%
Time deposits	320,991	1,925	2.41%	241,854	985	1.63%
Total deposits	718,469	3,715	2.07%	578,523	2,028	1.41%
Short-term borrowings	30,113	210	2.80%	79,032	413	2.10%
Long-term borrowings	5,962	56	3.76%	6,650	47	2.83%
Total Borrowings	36,075	266	2.96%	85,682	460	2.16%
Subordinated Debentures	9,178	170	7.43%	9,308	175	7.52%
Total interest-bearing liabilities	763,722	4,151	2.18%	673,513	2,663	1.59%
Noninterest-bearing deposits	117,664			106,863
Other noninterest-bearing liabilities	6,918			5,630
Total liabilities	$888,304			$786,006
Total stockholders' equity	113,605			103,224
Total stockholders' equity and liabilities	$1,001,908			$889,230
Net interest income		$8,945			$8,173
Net interest spread			3.26%			3.53%
Net interest margin			3.72%			3.88%

	2019			2018
		Interest			Interest
For the Six Months Ended June 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$7,150	87	2.45%	$4,820	36	1.53%
Federal funds sold	965	11	2.33%	940	9	1.90%
Investment securities(1)	62,955	812	2.60%	52,401	609	4.66%
Loans held for sale	19,250	432	4.49%	26,615	555	4.17%
Loans held for investment(1)	862,107	24,107	5.61%	738,452	19,450	5.24%
Total loans	881,357	24,539	5.61%	765,067	20,005	5.24%
Total interest-earning assets	952,427	25,449	5.39%	823,228	20,659	5.03%
Noninterest earning assets	37,198			40,956
Total assets	$989,625			$864,184
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$108,455	860	1.60%	$102,996	499	0.98%
Money market and savings deposits	279,388	2,512	1.81%	223,035	1,293	1.17%
Time deposits	304,466	3,579	2.37%	242,158	1,895	1.58%
Total deposits	692,309	6,951	2.02%	568,189	3,687	1.31%
Short-term borrowings	43,014	597	2.80%	63,809	633	2.00%
Long-term borrowings	5,997	113	3.79%	6,756	93	2.78%
Total Borrowings	49,011	710	2.92%	70,565	726	2.08%
Subordinated Debentures	9,208	338	7.39%	9,639	354	7.40%
Total interest-bearing liabilities	750,528	7,999	2.15%	648,393	4,767	1.48%
Noninterest-bearing deposits	120,183			107,616
Other noninterest-bearing liabilities	6,507			5,742
Total liabilities	$877,218			$761,751
Total stockholders' equity	112,408			102,433
Total stockholders' equity and liabilities	$989,625			$864,184
Net interest income		$17,450			$15,892
Net interest spread			3.24%			3.55%
Net interest margin			3.69%			3.89%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis (tax-equivalent basis)

The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2019 as compared to the same period  in 2018, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2019 Compared to 2018
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$12	13	25	$28	23	51
Federal funds sold	1	-	1	2	-	2
Investment securities(1)	34	60	94	(536)	739	203
Loans held for sale	(5)	(91)	(96)	106	(229)	(123)
Loans held for investment(1)	594	1,642	2,236	1,379	3,278	4,657
Total loans	589	1,551	2,140	1,485	3,049	4,534
Total interest income	$636	1,624	2,260	$979	3,811	4,790
Interest expense:
Interest checking	$248	(152)	96	$333	28	361
Money market and savings deposits	384	267	651	835	384	1,219
Time deposits	557	383	940	1,112	572	1,684
Total interest-bearing deposits	1,189	498	1,687	2,280	984	3,264
Short-term borrowings	647	(850)	(203)	438	(474)	(36)
Long-term borrowings	36	(27)	9	48	(28)	20
Total borrowings	683	(877)	(194)	486	(502)	(16)
Subordinated debentures	(2)	(3)	(5)	(1)	(15)	(16)
Total interest expense	1,871	(383)	1,488	2,765	467	3,232
Interest differential	$(1,234)	2,006	772	$(1,786)	3,344	1,558

(1)Yields and net interest income are reflected on a tax-equivalent basis.

For the three months ended June 30, 2019 as compared to the same period in 2018, interest income increased $2.3 million as volume changes in average earning assets contributed $1.6 million and favorable rate changes contributed $636 thousand.  The favorable change in net interest income due to volume changes was driven largely from growth in the loan  portfolio, which increased $108.2 million on average over the three month periods.  Total investment securities helped increase interest income $60 thousand,  while cash and cash equivalents contributed $13 thousand to interest income,  due to volume changes, period over period. In addition to favorable volume changes, favorable loan rate changes of 51 basis points contributed $589 thousand to interest income while investments rate changes of 24 basis points contributed $34 thousand.

On the funding side, interest expense increased $1.5 million due largely to rate changes. Higher rates on cost of funds, particularly from borrowings and time deposits, which rose 80 and 78 basis points, respectively, increased interest expense by $1.2 million.  Core deposits, such as interest checking and money market accounts rose 46 and 58 basis points, respectively, increasing interest expense $632 thousand. In addition, interest checking and money market accounts together rose $60.8 million on average, reducing net interest income by $115 thousand. Time deposits increased $79.1 million on average, causing an increase to interest expense of $383 thousand. These unfavorable changes were partially offset by favorable volume changes, particularly in borrowings. Borrowings decreased $49.6 million on average affecting net interest income $877 thousand positively, and lower levels of subordinated debt contributed $3 thousand to the net interest income over the three month periods compared. Overall, the increase in interest income from volume changes contributed $2.0 million and out-paced the unfavorable rate changes to improve net interest income by $772 thousand.

For the six months ended June 30, 2019 as compared to the same period in 2018, interest income increased $4.8 million. The favorable change in net interest income due to volume changes was driven largely from growth in the loan portfolio, which increased $116.3 million on average over the six month periods. This increase contributed $3.0 million to interest income. Total investment securities contributed $739 thousand to interest income due to volume changes, while cash and cash equivalents contributed another $23 thousand, period over period. In addition, interest income increased $1.5 million due to favorable rate changes in interest earning assets as the yield on loans overall increased 37 basis points.

On the funding side, interest expense increased $3.2 million due largely to unfavorable rate changes. Borrowings and time deposits, which rose 84 and 79 basis points, respectively and core deposits, such as interest checking and money market accounts rose 62 and 64 basis points, respectively, contributing to an increase in interest expense of $2.3 million.  Also contributing to higher interest expense, were higher levels of deposit balances. Interest checking and money market accounts together rose $61.8 million on average, reducing net interest income by $412 thousand. Time deposits increased $62.3 million on average, causing an increase to interest expense of $572 thousand. Partially offsetting the effect of higher deposit balances, borrowings decreased $21.6 million on average affecting net interest income $502 thousand positively, and lower levels of subordinated debt contributed $15 thousand to the net interest income over the six month periods compared. Overall, the increase in interest income from volume changes contributed $3.3 million and out-paced the unfavorable rate changes to improve net interest income by $1.6 million.

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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of June 30, 2019 and 2018  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	June 30,
Changes in Market Interest Rates	2019	2018
+300 basis points over next 12 months	1.77%	(0.17)%
+200 basis points over next 12 months	1.37%	(0.15)%
+100 basis points over next 12 months	0.84%	(0.08)%
No Change
-100 basis points over next 12 months	(1.06)%	0.07%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2019 and was slightly liability sensitive as of June 30, 2018.  In its current position, the table indicates that a 100, 200 or 300 basis point increase in interest rates would have a modestly positive impact from rising rates on net interest income over the next 12 months. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of June 30, 2019 and 2018, are presented in the following table. The projections assume shifts ramp upward and downward of the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that in a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than to 0%.

	Estimated increase (decrease) in Net
	Economic Value at June 30,
Changes in Market Interest Rates	2019	2018
+300 basis points	14.55%	5.46%
+200 basis points	12.74%	4.85%
+100 basis points	8.54%	3.40%
No Change
-100 basis points	(14.60)%	(6.57)%

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

The following tables present the interest rate gap analysis of our assets and liabilities as of June 30, 2019 and December 31, 2018.

				Greater
				Than
				5 years and
As of June 30, 2019	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$53,940	5,613	9,618	22,275	91,446
Loans, net (1)	526,956	129,494	233,754	25,631	915,835
Other Assets	—	—	—	48,625	48,625
Total Assets	$580,896	135,107	243,372	96,531	1,055,906

Noninterest-bearing deposits	18,208	8,971	15,725	84,254	127,158
Interest-bearing deposits	372,721	—	—	—	372,721
Time deposits	314,155	14,684	11,996	—	340,835
FHLB advances	74,980	8,122	—	—	83,102
Other Liabilities	825	-	381	16,505	17,711
Total stockholders' equity	—	—	—	114,379	114,379
Total liabilities and stockholders' equity	$780,889	31,777	28,102	215,138	1,055,906
Repricing gap-positive
(Negative) Positive	$(199,993)	103,330	215,270	(118,607)	—
Cumulative repricing gap: Dollar amount	$(199,993)	(96,663)	118,607	—
Percent of total assets	(18.9)%	(9.2)%	11.2%	—

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended June 30, 2019, the Corporation recorded a Provision of $14 thousand which was a $399 thousand decrease from the same period in 2018. For the three months ended June 30, 2019 there were recoveries of $235 thousand as compared to net charge-offs of $102 thousand for the same period in 2018.

For the six months ended June 30, 2019, the Corporation recorded a Provision of $233 thousand which was a $734 thousand decrease from the same period in 2018. For the six months ended June 30, 2019 there were recoveries of $339 thousand as compared to net charge-offs of $227 thousand for the same period in 2018.

The decreased provision over the three and six periods was the result of net recoveries and lower levels of loan growth period over period.

Asset Quality and Analysis of Credit Risk

Total nonperforming loans and leases increased $210 thousand from $3.9 million at December 31, 2018 to $4.1 million at June 30, 2019, but dropped to 0.47%  of loans and leases held-for-investment, excluding loans at fair value, as of June 30, 2019, compared to 0.48%  as of December 31, 2018.  Nonaccrual loans at June 30, 2019, included within nonperforming assets, decreased $187 thousand from December 31, 2019.  As a result of current asset quality and net recoveries during the three and six month periods ended June 30, 2019, the ratio of the Allowance to total loans held for investment, excluding loans at fair value, improved to 0.99%, from the 0.97% as of December 31, 2018.  The Allowance to non-performing loans increased from 204.85% as of December 31, 2018 208.28% as of June 30, 2019.

The Corporation had one property in OREO as of June 30, 2019 in the amount of $120 thousand. There were no properties in OREO as of December 31, 2018.

As of June 30, 2019, the Corporation had $4.1 million of troubled debt restructurings (“TDRs”), of which $2.9 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2018, the Corporation had $4.3 million of TDRs, of which $3.1 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of June 30, 2019, the Corporation  had a recorded investment of $5.5 million of impaired loans and leases which included $4.1 million of TDRs.

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

Nonperforming Assets and Related Ratios

	As of
	June 30,	December 31,
(dollars in thousands)	2019	2018
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$1,152	$1,224
Home equity lines and loans	79	83
Residential mortgage	2,021	2,147
Commercial construction	27	—
Total real estate loans	$3,279	$3,454
Commercial and industrial	465	477
Total nonaccrual loans	$3,744	$3,931
Loans 90 days or more past due and accruing	398	—
Other real estate owned	120	—
Total non-performing loans	$4,142	$3,931
Total non-performing assets	$4,262	$3,931

Troubled debt restructurings:
TDRs included in non-performing loans	1,160	1,219
TDRs in compliance with modified terms	2,914	3,047
Total TDRs	$4,074	$4,266

Asset quality ratios:
Non-performing assets to total assets	0.40%	0.39%
Non-performing loans to:
Total loans	0.45%	0.45%
Total loans held-for-investment (excluding loans at fair value)	0.47%	0.48%
Allowance for loan losses to:
Total loans	0.93%	0.92%
Total loans held-for-investment (excluding loans at fair value)	0.99%	0.97%
Non-performing loans	208.23%	204.85%

Total loans and leases	$924,460	$875,801
Total loans and leases held-for-investment	$885,172	$838,106
Total loans and leases held-for-investment (excluding loans at fair value)	$872,791	$826,684
Allowance for loan and lease losses	$8,625	$8,053

NON-INTEREST INCOME

Three Months Ended June 30, 2019 Compared to the Same Period in 2018

Total non-interest income for the three months ended June 30, 2019 was $7.9 million, down $740 thousand, or 8.5%, from the comparable period in 2018. The overall decrease in non-interest income came primarily from our mortgage division.  Also affecting non-interest income, wealth management revenue was down $76 thousand for the three months ended June 30, 2019 compared to the same period in 2018.  Fee income reflected market value changes in assets under management, which although up at June 30, 2019 compared to June 30, 2018, were at lower levels in the prior quarter on which fees were based.  The decrease in non-interest income was partially offset by $515 thousand in SBA loan income, largely from gains recognized on the sale of SBA loans, as well as $139 thousand in gain on sale of securities, all in the three months ended June 30, 2019. There were no SBA loan sales or sales of securities in the prior year comparable period.

Mortgage banking revenue, for the three months ended June 30, 2019, was $6.3 million, down $991 thousand, or 13.6%, from the comparable period in 2018. This decline in mortgage banking revenue was due primarily to a decline in mortgage originations year over year, despite an increase in the margin on loan sales of 72 basis points for the three months, year over year.  Additionally, realized gains on derivatives related to mortgage banking, included in other non-interest income, decreased $222 thousand for the three months ended June 30, 2019 to a loss of $218 thousand, compared to a gain of $4 thousand for the same period in 2018.

Six Months Ended June 30, 2019 Compared to the Same Period in 2018

Total non-interest income for the six months ended June 30, 2019 was $14.4 million, down $1.3 million, or 8.6%, from the comparable period in 2018. The overall decrease in non-interest income came primarily from our mortgage division.  Also affecting non-interest income, wealth management revenue was down $290 thousand for the six months ended June 30, 2019 compared to the same period in 2018.  Fee income reflected market value changes in assets under management, which although up at June 30, 2019 compared to June 30, 2018, were at lower levels in the prior period on which fees were based.  The decrease in non-interest income was partially offset by $515 thousand in SBA loan income, largely from gains recognized on the sale of SBA loans, as well as $139 thousand in gain on sale of securities, all in the three months ended June 30, 2019. There were no SBA loan sales or sales of securities in the prior year comparable period, as noted above. The new SBA lending team, brought on late in 2018, originated $12 million in SBA loans during the first six months of 2019.

Mortgage banking revenue, for the six months ended June 30, 2019, was $11.2 million, down $904 thousand or 7.5%, from the comparable period in 2018. The decline in mortgage banking revenue was due primarily to a decline in mortgage originations year over year, despite an increase in the margin on loan sales of 48 basis points for the six months, due in part to rising interest rates year over year. The net change in fair value of mortgage banking related financial instruments increased $400 thousand for the six months ended June 30, 2019, compared to the same period in 2018. Additionally, realized gains on derivatives related to mortgage banking, included in other non-interest income, decreased $1.2 million for the six months ended June 30, 2019 to a loss of $493 thousand, compared to a gain of $704 thousand for the same period in 2018.

NON-INTEREST EXPENSE

Three Months Ended June 30, 2019 Compared to the Same Period in 2018

Total non-interest expense was $14.2 million for the three months ended June 30, 2019, up $170 thousand, or 1.2%, from $14.1 million for the three months ended June 30, 2018.  There was a reduction in salaries and employee benefits expense of $640 thousand or 6.8% for the three months ended June 30, 2019, compared to prior year, as full-time equivalent employees, particularly in the mortgage division declined. In addition, variable loan expenses decreased by $55 thousand over the three month period ended June 30, 2019, reflecting the lower level of mortgage originations year-over-year. Occupancy and equipment expense was down slightly for the comparable three month period due to a reduction in rent expense resulting from the closure of 2 loan offices, while data processing and information technology expenses were up slightly over these same period due to increased customer transaction volume.  Professional fees were up $232 thousand for the three month period ended June 30, 2019 due largely to legal and accounting fees incurred as part of the Maryland mortgage licensing issue announced in the prior quarter, in addition to legal fees incurred related to the litigation matter discussed below.

Other non-interest expenses increased $568 thousand to $1.7 million for the three months ended June 30, 2019, when compared to the prior year comparable period. The settlement of an outstanding litigation matter contributed $665 thousand to other non-interest expense for the three months ended June 30, 2019. On July 24, 2019 the Bank agreed to settle outstanding litigation related to former mortgage division employees for a total cost of $990 thousand.

Six Months Ended June 30, 2019 Compared to the Same Period in 2018

Total non-interest expense was $26.4 million for six months ended June 30, 2019, down $276 thousand, or 1.0%, from $26.6 million for the same period in the 2018.  There was a reduction in salaries and employee benefits expense of $1.4 million or 7.6% for the six months ended June 30, 2019, compared to prior year, as full-time equivalent employees, particularly in the mortgage division declined. In addition, variable loan expenses decreased by $57 thousand over the six month period ended June 30, 2019, reflecting the lower level of mortgage originations year-over-year. Occupancy and equipment expense was down slightly for the comparable six month period due to a reduction in rent expense resulting from the closure of 2 loan offices, while data processing and information technology expenses were up slightly over these same period due to increased customer transaction volume.  Professional fees were up $224 thousand for the six month period ended June 30, 2019 due largely to legal and accounting fees incurred as part of the Maryland mortgage licensing issue announced in the prior quarter, in addition to legal fees incurred related to the litigation matter discussed below.

Other non-interest expenses increased $1 million to $2.9 million for the six months ended June 30, 2019, when compared to the prior year comparable period. The settlement of an outstanding litigation matter contributed $790 thousand to other non-interest expense for the six months ended June 30, 2019. On July 24, 2019 the Bank agreed to settle outstanding litigation related to former mortgage division employees for a total cost of $990 thousand.  Additionally, for the six months ended June 30, 2019, $79 thousand of other expense was incurred for the current period impact of the Maryland mortgage licensing issue previously disclosed.  Other contributors to the increase for the six months ended June 30, 2019 are increases in the FDIC insurance assessment, as well as the PA shares tax assessment due to the growth of the Bank from the prior year.

INCOME TAXES

Income tax expense for the three months ended June 30, 2019 was $570 thousand, as compared to $525 thousand for the same period in 2018.  The increase in income tax expense was entirely attributable to the increase in earnings, period over period. Our effective tax rate was 22.0% for the second quarter of 2019 and 22.6% for the second quarter of 2018.

Income tax expense for the six months ended June 30, 2019 was $1.2 million, as compared to $887 thousand for the same period in 2018.  The increase in income tax expense was entirely attributable to the increase in earnings, period over period.  Our effective tax rate was 22.2% for the first six months of 2019 and 22.4% for the first six months of 2018.

BALANCE SHEET ANALYSIS

As of June 30, 2019, total assets were $1.1 billion compared with $997.5 million as of December 31, 2018. Total assets increased $58.4 million, or 5.9%, on a year-to-date basis primarily due to strong loan growth.

Total loans, excluding mortgage loans held for sale, grew $47.1 million, or 5.6%, to $885.2 million as of June 30, 2019, from $838.1 million as of December 31, 2018.  The increase in loans is attributable to several commercial categories as we continue to grow our presence in the Philadelphia market area. Commercial real estate and commercial construction loans combined increased $37.6 million, or 8.5%, during the first six months of the year, while shared national credits and small business loans increased $4.0 million, or 5.6% and $2.7 million, or 46.0%, respectively, during the first six months of the year.  Residential loans held in portfolio increased $3.2 million, or 5.9%, during the first six months as certain loan products or terms were targeted to hold in portfolio, prior to origination. Residential mortgage loans held for sale increased $1.6 million, or 4.2%, to $39.3 million as of June 30, 2019 from December 31, 2018.

Deposits were $840.7 million as of June 30, 2019, up $88.6 million, or 11.8%, from December 31, 2018.  Non-interest bearing deposits increased $1.0 million, or 0.8%, from December 31, 2018.  New business relationships fueled the increases year-over-year.  Money market accounts/savings accounts increased $52.0 million, or 22.4%, since December 31, 2018 due to new business relationship money market accounts.  Interest-bearing checking accounts decreased $26.6 million or 23.2% from December 31, 2018 due largely to term preference of municipal deposits. Certificates of deposit increased $62.1 million, or 22.3%, since December 31, 2018.

Capital

Consolidated stockholders’ equity of the Corporation was $114.4 million, or 10.83% of total assets as of June 30, 2019, as compared to $109.6 million, or 10.98% of total assets as of December 31, 2018. At June 30, 2019, the Tier 1 leverage ratio was 10.96%, the Tier 1 risk-based capital and common equity ratios were 11.37%, and total risk-based capital was 13.23%. At December 31, 2018, the Tier 1 leverage ratio was 11.16%, the Tier 1 risk-based capital and common equity ratios were 11.72%, and total risk-based capital was 13.66%.  Tangible book value per share was $17.09 as of June 30, 2019, compared with $16.31 as of December 31, 2018.  Refer to Footnote 1 for discussion of an immaterial error correction that impacted beginning retained earnings as of January 1, 2018.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of June 30, 2019 and December 31, 2018:

	June 30, 2019
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$127,156	13.23%	$100,886	10.50%	$96,082	10.00%
Common equity tier 1 capital (to risk-weighted assets)	109,271	11.37%	67,257	7.00%	62,453	6.50%
Tier 1 capital (to risk-weighted assets)	109,271	11.37%	81,669	8.50%	76,865	8.00%
Tier 1 capital (to average assets)	109,271	10.96%	39,880	4.00%	49,850	5.00%

	December 31, 2018 - as revised
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,262	13.66%	$88,362	9.88%	$89,481	10.00%
Common equity tier 1 capital (to risk-weighted assets)	104,881	11.72%	57,044	6.38%	58,163	6.50%
Tier 1 capital (to risk-weighted assets)	104,881	11.72%	70,466	7.88%	71,585	8.00%
Tier 1 capital (to average assets)	104,881	11.16%	37,581	4.00%	46,977	5.00%

*Includes capital conservation buffer of 2.50% for 2019 and 1.875% for 2018.

The capital ratios for the  Corporation, as of June 30, 2019, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” The capital ratios to risk-weighted assets have all decreased from their December 31, 2018 levels largely as a result of the increase in risk-weighted assets, much of which was in the commercial mortgage, construction, and commercial and industrial segments of the loan portfolio, which are typically risk-weighted at 100%.

Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $148.5 million at June 30, 2019, compared to $128 million at June 30, 2018, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $9.6 million at June 30, 2019. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2019, Meridian’s maximum borrowing capacity with the FHLB was $477.6 million. At June 30, 2019, Meridian had borrowed $83.1 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $79.8 million against its available credit lines. At June 30, 2019, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $105.6 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $53.9 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of June 30, 2019, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 11 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded net income before tax (“operating margin”) of $2.7 million and $5.2 million for the three and six months ended June 30, 2019,  respectively, as compared to operating margin of $1.9 million and $3.3 million for the same respective periods in 2018. The Banking Segment provided 104.2%  and 99.4% of the Corporation’s pre-tax profit for the three and six month periods ended June 30, 2019, respectively, as compared to 81.5%  and 83.5%  for the same respective periods in 2018.

The Wealth Management Segment recorded operating margin of $88 thousand and $124 thousand for the three and six months ended June 30, 2019, respectively, as compared to operating margin of $243 thousand and $606 thousand for the same respective periods in 2018.

The Mortgage Banking Segment recorded operating losses of $197 thousand and $91 thousand for the three and six months ended June 30, 2019, respectively, as compared to operating margins of $187 thousand and $47 thousand for the same respective periods in 2018.  Mortgage Banking income and expenses related to loan originations and sales decreased due to lower origination volume, but certain non-interest expenses increased from the prior year due to Maryland mortgage licensing issue previously disclosed and the settlement of outstanding litigation discussed above.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30,  2019 were $320.1 million, as compared to $290.6 million at December 31, 2018.

Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30,  2019 amounted to $9.5 million, as compared to $5.2 million at December 31, 2018.

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

In certain circumstances the Corporation may be required to repurchase loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws.  The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached, and such breach has a material adverse effect on the loans. The Corporation did not repurchase any loans sold, based on the obligations described above, for the three and six months ended June 30, 2019, and did repurchase 1 loan in the amount of $94 thousand for the three and six months ended June 30, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were not effective as of June 30, 2019 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.

As disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q as of March 31, 2019,  in the first quarter of 2019, the Corporation identified that residential mortgage loans have been originated without a required license in a neighboring state since 2012. We concluded that our risk assessment process was not sufficient, and therefore ineffective, to ensure controls were designed and implemented to respond to the risks related to periodically reviewing our compliance with state licensing laws and reflecting that compliance within our mortgage origination system. As a result, we noted there was insufficient monitoring of the Corporation’s compliance with mortgage licensing laws.  This led to the identification of control deficiencies over the Corporation’s recognition of interest and fee income, the analysis of the accounting for loan transfers, specifically the impact of the recourse obligation resulting from a breach in representations and warranties, as well as the controls over the Corporation’s determination of the mortgage repurchase reserve.  The aggregation of these control deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that, the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of June 30, 2019. This material weakness also existed at March 31, 2019 and December 31, 2018.

This material weakness resulted in an immaterial error correction that impacted beginning retained earnings, deferred tax assets and other liabilities as of January 1, 2018, relating to interest and fee income on mortgage loan originations made before January 1, 2018 to which we were not entitled due to the violation of state licensing law. The total pre-tax impact of this issue was $486 thousand, with $407 thousand of this relating to prior periods. These amounts include a penalty and amounts to be paid to certain mortgage loan customers.

Notwithstanding this material weakness, based on additional analyses and other procedures performed, management concluded that the financial statements included in the Quarterly Report on Form 10-Q as of June 30, 2019 and March 31, 2019, fairly presented in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

Remediation Status of Previously Reported Material Weakness

We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part I, Item 4 of our Quarterly Report on Form 10-Q as of March 31, 2019, which includes the following measures: management discontinued the origination of mortgage loan originations into this state until the matter is satisfactorily resolved with the licensing authority, and restricted access within the mortgage loan origination system to prevent further origination activity in that state.

We are also in the process of implementing a control to help ensure the Corporation maintains ongoing compliance with state licensing requirements.  Going forward the Corporation is considering whether to outsource this licensing compliance control to a third-party that will notify us real-time of licensing change requirements.  Also in the second quarter we commenced an internal audit program to review compliance with licensing laws and to help develop a monitoring program to further ensure compliance with licensing laws. Lastly the Corporation will not originate loans in this particular state until it is compliant with licensing laws.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated through implementation of processes and controls to ensure strict compliance with GAAP. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the changes related to our remediation efforts described above, we made no changes in internal control over financial reporting during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In June 2019, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation.  Although the Bank believes it had strong and meritorious defenses, given the expense and inconvenience of  litigation, on July 24, 2019 through mediation, the Bank reached an agreement in principle with the plaintiffs to settle this litigation for $990 thousand in total. The Bank had a litigation reserve of $325 thousand at March 31, 2019 and expensed an additional $665 thousand for the three months ended June 30, 2019.  The parties are negotiating the definitive settlement agreement that will conclude this matter, which will need to be approved by the Court.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 56.

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

Date:	August 14, 2019	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)