Form 10-Q
period 2019-09-30
Meridian Corp
filed 2019-11-13
CIK 1750735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2019 there were 6,405,600 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except per share data)	2019	2018
Cash and due from banks	$40,267	23,159
Federal funds sold	265	793
Cash and cash equivalents	40,532	23,952
Securities available-for-sale (amortized cost of $52,496 and $50,942 as of September 30, 2019 and December 31, 2018)	52,757	50,428
Securities held-to-maturity (fair value of $9,028 and $12,655 as of September 30, 2019 and December 31, 2018)	8,814	12,741
Mortgage loans held for sale (amortized cost of $48,339 and $37,337 as of September 30, 2019 and December 31, 2018)	48,615	37,695
Loans, net of fees and costs (includes $11,278 and $11,422 of loans at fair value, amortized cost of $10,934 and $11,466 as of September 30, 2019 and December 31, 2018)	935,858	838,106
Allowance for loan and lease losses	(9,312)	(8,053)
Loans, net of the allowance for loan and lease losses	926,546	830,053
Restricted investment in bank stock	8,237	7,002
Bank premises and equipment, net	8,929	9,638
Bank owned life insurance	11,787	11,569
Accrued interest receivable	3,155	2,889
Other real estate owned	120	—
Deferred income taxes (Footnote 1)	1,803	1,728
Goodwill and intangible assets	4,841	5,046
Other assets	10,801	4,739
Total assets	$1,126,937	997,480

Liabilities:
Deposits:
Noninterest bearing	$129,302	126,150
Interest-bearing	729,159	625,980
Total deposits	858,461	752,130
Short-term borrowings	128,465	114,300
Long-term debt	3,123	6,238
Subordinated debentures	9,176	9,239
Accrued interest payable	669	305
Other liabilities (Footnote 1)	9,271	5,716
Total liabilities	1,009,165	887,928

Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued and outstanding 6,407,685 and 6,406,795 as of September 30, 2019 and December 31, 2018	6,408	6,407
Surplus	80,192	79,919
Retained earnings (Footnote 1)	30,961	23,616
Accumulated other comprehensive loss	211	(390)
Total stockholders’ equity	117,772	109,552
Total liabilities and stockholders’ equity	$1,126,937	997,480

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans, including fees	$13,152	11,218	37,686	31,217
Securities:
Taxable	336	213	892	549
Tax-exempt	64	112	273	336
Cash and cash equivalents	38	30	136	75
Total interest income	13,590	11,573	38,987	32,177
Interest expense:
Deposits	3,633	2,485	10,584	6,171
Borrowings	683	710	1,731	1,790
Total interest expense	4,316	3,195	12,315	7,961
Net interest income	9,274	8,378	26,672	24,216
Provision for loan losses	705	291	938	1,258
Net interest income after provision for loan losses	8,569	8,087	25,734	22,958
Non-interest income:
Mortgage banking income	7,910	8,274	19,139	20,407
Wealth management income	922	930	2,698	2,996
SBA loan income	645	—	1,160	—
Earnings on investment in life insurance	74	74	218	225
Net change in the fair value of derivative instruments	—	70	(16)	59
Net change in the fair value of loans held-for-sale	54	(300)	(82)	(241)
Net change in the fair value of loans held-for-investment	(24)	(103)	390	(289)
Gain on sale of investment securities available-for-sale	74	—	212	—
Service charges	28	27	82	87
Other	131	195	387	1,647
Total non-interest income	9,814	9,167	24,188	24,891
Non-interest expenses:
Salaries and employee benefits	9,319	8,901	25,789	26,719
Occupancy and equipment	946	920	2,845	2,870
Loan expenses	758	769	1,877	1,962
Professional fees	820	714	2,000	1,670
Advertising and promotion	574	590	1,769	1,802
Data processing	343	334	990	924
Information technology	334	268	919	836
Communications	155	197	510	683
Other	903	1,060	3,813	2,923
Total non-interest expenses	14,152	13,753	40,512	40,389
Income before income taxes	4,231	3,501	9,410	7,460
Income tax expense	914	774	2,065	1,661
Net income	$3,317	2,727	7,345	5,799

Basic earnings per common share	$0.52	0.43	1.15	0.91

Diluted earnings per common share	$0.52	0.42	1.14	0.90

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income:	$3,317	2,727	7,345	5,799

Other comprehensive income:
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax (benefit) expense of $17, ($57), $219, and ($155), respectively	64	(171)	767	(510)
Less: reclassification adjustment for net (gains) on sales realized in net income, net of tax (expense) benefit of ($16), $0, ($47), and $0, respectively	(58)	—	(166)	—
Unrealized investment gains (losses), net of tax expense (benefit) of $1, ($57), $172, and ($155), respectively	6	(171)	601	(510)
Total other comprehensive income (loss)	6	(171)	601	(510)
Total comprehensive income	$3,323	2,556	7,946	5,289

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018 (Footnote 1)	$6,392	79,501	15,453	(298)	101,048
Comprehensive income:
Net income			1,270		1,270
Change in unrealized gains on securities available-for-sale, net of tax				(276)	(276)
Total comprehensive income					994
Compensation expense related to stock option grants		3			3
Balance, March 31, 2018	$6,392	79,504	16,723	(574)	102,045
Comprehensive income:
Net income			1,802		1,802
Change in unrealized gains on securities available-for-sale, net of tax				(63)	(63)
Total comprehensive income					1,739
Share-based awards and exercises	9				9
Compensation expense related to stock option grants		272			272
Balance, June 30, 2018	$6,401	79,776	18,525	(637)	104,065
Comprehensive income:
Net income			2,727		2,727
Change in unrealized gains on securities available-for-sale, net of tax				(171)	(171)
Total comprehensive income					2,556
Share-based awards and exercises	6				6
Compensation expense related to stock option grants		76			76
Balance, September 30, 2018	$6,407	79,852	21,252	(808)	106,703

				Accumulated
				Other
	Common		Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$6,407	79,919	23,616	(390)	109,552
Comprehensive income:
Net income			2,006		2,006
Change in unrealized gains on securities available-for-sale, net of tax				373	373
Total comprehensive income					2,379
Compensation expense related to stock option grants		61			61
Balance, March 31, 2019	$6,407	79,980	25,622	(17)	111,992
Comprehensive income:
Net income			2,022		2,022
Change in unrealized gains on securities available-for-sale, net of tax				222	222
Total comprehensive income					2,244
Compensation expense related to stock option grants		143			143
Balance, June 30, 2019	$6,407	80,123	27,644	205	114,379
Comprehensive income:
Net income			3,317		3,317
Change in unrealized gains on securities available-for-sale, net of tax				6	6
Total comprehensive income					3,323
Share-based awards and exercises	1	7			8
Compensation expense related to stock option grants		62			62
Balance, September 30, 2019	$6,408	80,192	30,961	211	117,772

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2019	2018
Net income	$7,345	5,799
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities	(212)	—
Depreciation and amortization	1,559	1,088
Loss on disposal of premises and equipment	14	—
Provision for loan losses	938	1,258
Compensation expense for stock options	266	351
Net change in fair value of loans held for sale	82	241
Net change in fair value of derivative instruments	16	(59)
Net change in fair value of contingent assets	—	177
Gain on sale of OREO	—	(57)
SBA loan income	(1,160)	—
Proceeds from sale of loans	432,831	513,259
Loans originated for sale	(421,092)	(492,113)
Mortgage banking income	(19,139)	(20,407)
Increase in accrued interest receivable	(266)	(377)
Decrease (increase) in other assets	91	(110)
Earnings from investment in life insurance	(218)	(225)
Deferred income tax (benefit) (Footnote 1)	(249)	(465)
Increase in accrued interest payable	364	137
Increase in other liabilities (Footnote 1)	3,249	1,184
Net cash provided by operating activities	4,419	9,681
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	11,090	4,080
Sales	19,366	—
Purchases	(29,027)	(12,768)
Proceeds from sale of OREO	—	494
Settlement of forward contracts	(85)	(21)
(Increase) decrease in restricted stock	(1,235)	2,233
Net increase in loans	(104,640)	(107,068)
Purchases of premises and equipment	(634)	(1,499)
Proceeds from settlement of loans	—	2,766
Net cash used in investing activities	(105,165)	(111,783)
Cash flows from financing activities:
Net increase in deposits	106,331	154,818
Increase (decrease) in short term borrowings	14,165	(57,795)
Repayment of long term debt (FHLB advances)	(2,702)	—
Repayment of long term debt (Acquisition note)	(413)	(619)
Repayment of long term debt (Subordinated debt)	(63)	(4,000)
Share based awards and exercises	8	15
Net cash provided by financing activities	117,326	92,419
Net change in cash and cash equivalents	16,580	(9,683)
Cash and cash equivalents at beginning of period	23,952	35,506
Cash and cash equivalents at end of period	$40,532	25,823
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,951	7,392
Income taxes	1,539	1,565
Supplemental disclosure of cash flow information:
Transfers from loans and leases to real estate owned	120	—
Transfers from loans held for sale to loans held for investment	3,602	—
Net loans sold, not settled	(5,580)	4,490

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

These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the Securities and Exchange Commission (including our Annual Report on Form 10-K for the year ended December 31, 2018) and, for periods prior to the completion of the holding company reorganization, the Bank’s filings with the FDIC, including the Bank’s annual report on Form 10-K for the year ended December 31, 2017, and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.   Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ended December 31, 2019 or for any other period.

During the quarter-ended March 31, 2019, the Corporation identified and corrected an immaterial error related to Maryland state licensing requirements for mortgage loan originations by our Mortgage division. As the result of our mortgage operations not being fully compliant with Maryland licensing law, we agreed to reimburse consumers approximately $474 thousand in interest and certain fees on loans originated, in addition to paying a fine of $12 thousand to resolve the matter. The Corporation has revised its comparative consolidated financial statements in the amount of $407 thousand, or $315 thousand net of tax, for periods prior to January 1, 2018 related to interest and fees on loans. The error correction impacted beginning retained earnings, deferred tax assets and other liabilities as of January 1, 2018, as shown below.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income available to common stockholders	$3,317	2,727	$7,345	5,799
Denominator for basic earnings per share - weighted average shares outstanding	6,407	6,402	6,407	6,395
Effect of dilutive common shares	30	28	29	31
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,437	6,430	6,436	6,426
Basic earnings per share	$0.52	0.43	$1.15	0.91
Diluted earnings per share	$0.52	0.42	$1.14	0.90
Antidilutive shares excluded from computation of average dilutive earnings per share	199	116	199	116

(3)      Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets related to the acquisition of HJ Wealth in April 2017 are detailed below:

	Balance		Balance	Amortization
	December 31,	Amortization	September 30,	Period
(dollars in thousands)	2018	Expense	2019	(in years)
Goodwill - Wealth	$899	—	899	Indefinite
Total Goodwill	899	—	899

Intangible assets - trade name	266	—	266	Indefinite
Intangible assets - customer relationships	3,727	(153)	3,574	20
Intangible assets - non competition agreements	154	(52)	102	4
Total Intangible Assets	4,147	(205)	3,942
Total	$5,046	(205)	4,841

Accumulated amortization on intangible assets was $682 thousand and $409 thousand as of September 30, 2019 and 2018, respectively.

The Corporation performed its annual review of goodwill and identifiable intangible assets in accordance with ASC 350, “Intangibles - Goodwill and Other” as of December 31, 2018. For the period from January 1, 2019 through September 30, 2019, the Corporation determined there were no events that would necessitate impairment testing of goodwill and other intangible assets.

(4)      Securities

The amortized cost and fair value of securities as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$8,919	2	(39)	8,882
U.S. government agency mortgage-backed securities	12,843	103	(46)	12,900
U.S. government agency collateralized mortgage obligations	29,734	357	(130)	29,961
Investments in mutual funds	1,000	14	-	1,014
Total securities available-for-sale	$52,496	476	(215)	52,757
Securities held to maturity:
State and municipal securities	8,814	214	—	9,028
Total securities held-to-maturity	$8,814	214	—	9,028

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$24,092	45	(271)	23,866
U.S. government agency collateralized mortgage obligations	14,754	52	(142)	14,664
State and municipal securities	11,096	22	(199)	10,919
Investments in mutual funds	1,000	—	(21)	979
Total securities available-for-sale	$50,942	119	(633)	50,428
Securities held to maturity:
U.S. Treasuries	$1,991	—	(13)	1,978
State and municipal securities	10,750	17	(90)	10,677
Total securities held-to-maturity	$12,741	17	(103)	12,655

At September 30, 2019, the Corporation had seven U.S. government sponsored agency mortgage‑backed securities, thirteen U.S. government sponsored agency collateralized mortgage obligations, and five U.S. asset backed securities in unrealized loss positions. At December 31, 2018, the Corporation had twenty-four U.S. government sponsored agency mortgage‑backed securities, twelve U.S. government sponsored agency collateralized mortgage obligations, twenty-six state and municipal securities, one mutual fund, and two U.S. treasuries in unrealized loss positions. Although the Corporation’s investment portfolio overall is in a net unrealized gain position at September 30, 2019, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other‑than‑temporarily impaired.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	6,842	(39)	—	—	6,842	(39)
U.S. government agency mortgage-backed securities	$1,926	(9)	3,177	(37)	5,103	(46)
U.S. government agency collateralized mortgage obligations	12,700	(88)	2,754	(42)	15,454	(130)
Total securities available-for-sale	$21,468	(136)	5,931	(79)	27,399	(215)

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$2,354	(6)	15,223	(265)	17,577	(271)
U.S. government agency collateralized mortgage obligations	2,636	(14)	5,620	(128)	8,256	(142)
State and municipal securities	957	(11)	8,746	(188)	9,703	(199)
Investments in mutual funds	980	(21)	—	—	980	(21)
Total securities available-for-sale	$6,927	(52)	29,589	(581)	36,516	(633)
Securities held-to-maturity:
U.S. Treasuries	$—	—	1,978	(13)	1,978	(13)
State and municipal securities	1,545	(5)	4,783	(85)	6,328	(90)
Total securities held-to-maturity	$1,545	(5)	6,761	(98)	8,306	(103)

The amortized cost and carrying value of securities at September 30, 2019 and December 31, 2018 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2019				December 31, 2018
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	—	—	$906	902	1,991	1,978
Due after one year through five years	—	—	4,258	4,316	1,236	1,226	3,154	3,148
Due after five years through ten years	—	—	4,556	4,712	6,411	6,290	7,596	7,529
Due after ten years	8,919	8,882	—	—	2,543	2,501	—	—
Subtotal	8,919	8,882	8,814	9,028	11,096	10,919	12,741	12,655
Mortgage-related securities	42,577	42,861	—	—	38,846	38,530	—	—
Mutual funds with no stated maturity	1,000	1,014	—	—	1,000	979	—	—
Total	$52,496	52,757	8,814	9,028	$50,942	50,428	12,741	12,655

(5)      Loans Receivable

Loans and leases outstanding at September 30, 2019 and December 31, 2018 are detailed by category as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Mortgage loans held for sale	$48,615	37,695
Real estate loans:
Commercial mortgage	357,418	325,393
Home equity lines and loans	83,412	82,286
Residential mortgage (1)	56,272	53,360
Construction	154,463	116,906
Total real estate loans	651,565	577,945

Commercial and industrial	284,376	259,806
Consumer	984	701
Leases, net	828	1,335
Total portfolio loans and leases	937,753	839,787
Total loans and leases	$986,368	877,482

Loans with predetermined rates	$294,297	264,376
Loans with adjustable or floating rates	692,071	613,106
Total loans and leases	$986,368	877,482

Net deferred loan origination (fees) costs	$(1,895)	(1,681)

(1)	Includes $11,278 and $11,422 of loans at fair value as of September 30, 2019 and December 31, 2018, respectively.

Components of the net investment in leases at September 30, 2019 and December 31, 2018 are detailed as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Minimum lease payments receivable	$869	1,420
Unearned lease income	(41)	(85)
Total	$828	1,335

Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of September 30, 2019 and December 31, 2018, respectively:

					Total
		90+ days			Accruing	Nonaccrual
September 30, 2019	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	355,869	355,869	1,549	357,418	0.43%
Home equity lines and loans	592	—	592	82,563	83,155	257	83,412	1.02
Residential mortgage (1)	—	—	—	54,574	54,574	1,698	56,272	3.02
Construction	1,519	—	1,519	152,944	154,463	—	154,463	0.98
Commercial and industrial	394	—	394	283,556	283,950	426	284,376	0.29
Consumer	—	—	—	984	984	—	984	—
Leases	123	—	123	705	828	—	828	14.86
Total	$2,628	—	2,628	931,195	933,823	3,930	937,753	0.70%

(1) Includes $11,278  of loans at fair value as of September 30, 2019  ($10,437 of current, $0 of 30-89 days past due and $841 of nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2018	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	324,169	324,169	1,224	325,393	0.38%
Home equity lines and loans	348	—	348	81,855	82,203	83	82,286	0.52
Residential mortgage (1)	195	—	195	51,018	51,213	2,147	53,360	4.39
Construction	—	—	—	116,906	116,906	—	116,906	—
Commercial and industrial	217	—	217	259,112	259,329	477	259,806	0.27
Consumer	—	—	—	701	701	—	701	—
Leases	49	—	49	1,286	1,335	—	1,335	3.67
Total	$809	—	809	835,047	835,856	3,931	839,787	0.56%

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

Roll-Forward of Allowance for Loan and Lease Losses by Portfolio Segment

The following tables detail the roll‑forward of the Corporation’s Allowance, by portfolio segment, for the three and nine month periods ended September 30, 2019 and 2018, respectively:

	Balance,				Balance,
(dollars in thousands)	June 30, 2019	Charge-offs	Recoveries	Provision	September 30, 2019
Commercial mortgage	$3,197	—	1	257	3,455
Home Equity lines and loans	354	—	2	(28)	328
Residential mortgage	200	—	2	(30)	172
Construction	2,033	—	—	136	2,169
Commercial and industrial	2,830	(30)	6	369	3,175
Consumer	4	—	1	1	6
Leases	7	—	—	—	7
Total	$8,625	(30)	12	705	9,312

	Balance,				Balance,
(dollars in thousands)	December 31, 2018	Charge-offs	Recoveries	Provision	September 30, 2019
Commercial mortgage	$3,209	—	6	240	3,455
Home Equity lines and loans	323	—	10	(5)	328
Residential mortgage	191	—	4	(23)	172
Construction	1,627	—	—	542	2,169
Commercial and industrial	2,690	(30)	328	187	3,175
Consumer	3	—	3	—	6
Leases	10	—	—	(3)	7
Total	$8,053	(30)	351	938	9,312

	Balance,				Balance,
(dollars in thousands)	June 30, 2018	Charge-offs	Recoveries	Provision	September 30, 2018
Commercial mortgage	$3,011	—	2	140	3,153
Home Equity lines and loans	269	—	10	37	316
Residential mortgage	166	—	—	14	180
Construction	1,438	—	—	59	1,497
Commercial and industrial	2,559	(50)	8	41	2,558
Consumer	3	—	1	—	4
Leases	3	—	—	—	3
Total	$7,449	(50)	21	291	7,711

	Balance,				Balance,
(dollars in thousands)	December 31, 2017	Charge-offs	Recoveries	Provision	September 30, 2018
Commercial mortgage	$2,434	—	6	713	3,153
Home Equity lines and loans	280	(137)	14	159	316
Residential mortgage	82	—	61	37	180
Construction	1,689	—	—	(192)	1,497
Commercial and industrial	2,214	(244)	41	547	2,558
Consumer	5	—	3	(4)	4
Leases	5	—	—	(2)	3
Total	$6,709	(381)	125	1,258	7,711

Allowance for Loan and Lease Losses Allocated by Portfolio Segment

The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2019 and December 31, 2018.

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
September 30, 2019	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,455	3,455	$2,204	355,214	357,418
Home Equity lines and loans	2	326	328	255	83,157	83,412
Residential mortgage	—	172	172	855	44,138	44,993
Construction	—	2,169	2,169	1,262	153,201	154,463
Commercial and industrial	124	3,051	3,175	1,389	282,987	284,376
Consumer	—	6	6	—	984	984
Leases	—	7	7	—	828	828
Total	$126	9,186	9,312	$5,965	920,509	926,474	(1)

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2018	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,209	3,209	$1,929	323,464	325,393
Home Equity lines and loans	—	323	323	83	82,203	82,286
Residential mortgage	—	191	191	969	40,969	41,938
Construction	—	1,627	1,627	1,281	115,625	116,906
Commercial and industrial	103	2,587	2,690	1,537	258,269	259,806
Consumer	—	3	3	—	701	701
Leases	—	10	10	—	1,335	1,335
Total	$103	7,950	8,053	$5,799	822,566	828,365	(1)

(1)	Excludes deferred fees and loans carried at fair value.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses as of September 30, 2019 and December 31, 2018:

September 30, 2019		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$350,027	3,437	3,954	—	357,418
Home equity lines and loans	83,155	—	257	—	83,412
Construction	151,663	2,774	26	—	154,463
Commercial and industrial	262,217	8,399	13,760	—	284,376
Total	$847,062	14,610	17,997	—	879,669

December 31, 2018		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$320,130	3,713	1,550	—	325,393
Home equity lines and loans	82,121	—	165	—	82,286
Construction	114,249	2,657	—	—	116,906
Commercial and industrial	239,181	12,620	7,975	30	259,806
Total	$755,681	18,990	9,690	30	784,391

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of September 30, 2019 and December 31, 2018. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$44,138	855	44,993	$40,969	969	41,938
Consumer	984	—	984	701	—	701
Leases	828	—	828	1,335	—	1,335
Total	$45,950	855	46,805	$43,005	969	43,974

There were six nonperforming residential mortgage loans at September 30, 2019 and December 31, 2018 with a combined outstanding principal balance of $1.2 million and $1.9 million, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the periods.

	At September 30, 2019				At December 31, 2018
				Average				Average
	Recorded	Principal	Related	recorded	Recorded	Principal	Related	recorded
(dollars in thousands)	investment	balance	allowance	investment	investment	balance	allowance	investment
Impaired loans with related allowance:
Commercial mortgage	$—	—	—	—	—	—	—	—
Commercial and industrial	559	559	124	566	676	679	103	680
Home equity lines and loans	255	255	2	256	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total	814	814	126	822	676	679	103	680
Impaired loans without related allowance:
Commercial mortgage	$2,204	2,713	—	2,272	1,929	2,379	—	1,982
Commercial and industrial	830	876	—	864	861	945	—	885
Home equity lines and loans	—	—	—	—	83	89	—	84
Residential mortgage	855	855	—	857	969	978	—	978
Construction	1,262	1,263	—	1,286	1,281	1,281	—	1,293
Total	5,151	5,707	—	5,279	5,123	5,672	—	5,222
Grand Total	$5,965	6,521	126	6,101	5,799	6,351	103	5,902

Interest income recognized on performing impaired loans amounted to $50 thousand and $93 thousand for the three months ended September 30, 2019 and 2018, respectively, and $152 thousand and $218 thousand for the nine months ended September 30, 2019 and 2018, respectively.

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

The balance of TDRs at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
TDRs included in nonperforming loans and leases	$1,133	1,219
TDRs in compliance with modified terms	2,880	3,047
Total TDRs	$4,013	4,266

There were no loan and lease modifications granted during the three and nine months ended September 30, 2019 that were categorized as TDRs.

The following tables present information regarding loan and lease modifications granted during the three and nine months ended September 30, 2018 that were categorized as TDRs:

	For the Three Months Ended September 30, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance
Real Estate:
Land and Construction	1	796	796	—
Total	1	$796	$796	$—

	For the Nine Months Ended September 30, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance
Real Estate:
Land and Construction	2	2,410	2,410	—
Commercial and industrial	1	120	120	—
Total	3	$2,530	$2,530	$—

No loan and lease modifications granted during the three and nine months ended September 30, 2019 and 2018 subsequently defaulted during the same time period.

The following table presents information regarding the number of contracts by type of loan and lease modifications granted during the three and nine months ended September 30, 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018		September 30, 2018
		Interest Rate		Interest Rate
	Loan Term	Change and Loan	Loan Term	Change and Loan
	Extension	Term Extension	Extension	Term Extension
Real Estate:
Land and Construction	1	—	2	—
Commercial and industrial	—	—	—	1
Total	1	—	2	1

(7)      Short-Term Borrowings and Long‑Term Debt

The Corporation’s short‑term borrowings generally consist of federal funds purchased and short‑term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks: one of $24 million and one of  $15 million. Federal funds purchased generally represent one-day borrowings.  The Corporation had no Federal Funds purchased at September 30, 2019 and December 31, 2018. The Corporation also has a facility with the Federal Reserve discount window of $9.6 million. This facility is fully secured by investment securities and loans. There were no borrowings under this facility at September 30, 2019 or at December 31, 2018.

Short‑term borrowings as of September 30, 2019 consisted of short‑term advances from the FHLB of Pittsburgh in the amount of $119.7 million with interest at 2.08%,  $3.1 million with an original term of 3 years with interest at 2.03%,  $5.0 million with an original term of 7 years with interest at 2.76%, and the note payable related to the acquisition of HJ Wealth of $619 thousand with an original term of 3 years with interest at 3.00%.

Short‑term borrowings as of December 31, 2018 consisted of short-term advances from the FHLB of Pittsburgh in the amount of $112.5 million with interest at 2.62%, and $1.8 million with an original term of 4 years and interest at 1.70%.

Long‑term debt at September 30, 2019 and December 31, 2018 consisted of the following fixed rate notes:

			Balance as of
	Maturity	Interest	September 30,	December 31,
(dollars in thousands)	date	rate	2019	2018
Mid-term Repo-fixed	06/28/21	1.88%	3,123	—
Mid-term Repo-fixed	08/10/20	2.76	—	5,000
Acquisition Purchase Note (1)	04/01/20	3.00	—	1,238
Total			$3,123	6,238

(1)	The acquisition purchase note for the Wealth division is classified as short-term borrowing at September 30, 2019.

The FHLB of Pittsburgh has also issued $101.5 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire by June 19, 2020. The Corporation has a maximum borrowing capacity with the FHLB of $496.3 million as of September 30, 2019 and $437.2 million as of December 31, 2018. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(8)      Servicing Assets

The Corporation sells certain residential mortgage loans and the guaranteed portion of certain Small Business Administration (“SBA”) loans to third parties and retains servicing rights and receives servicing fees. All such transfers are accounted for as sales. When the Corporation sells a residential mortgage loan, it does not retain any portion of that loan and its continuing involvement in such transfers is limited to certain servicing responsibilities. While the Corporation may retain a portion of certain sold SBA loans, its continuing involvement in the portion of the loan that was sold is limited to certain servicing responsibilities. When the contractual servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. The Corporation accounts for the transfers and servicing of financial assets in accordance with ASC 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

Residential Mortgage Loans

The mortgage servicing rights (“MSRs”) are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  MSR’s are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR.  The Corporation serviced $45.1 million and $15.8 million of residential mortgage loans as of September 30, 2019 and 2018, respectively. During the three and nine months ended September 30, 2019, the Corporation recognized servicing fee income of $107 thousand and $198 thousand, respectively, compared to $90 thousand and $152 thousand during the three and nine months ended September 30, 2018, respectively.

Changes in the MSR balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of the period	$236	62	$232	—
Servicing rights capitalized	107	89	198	152
Amortization of servicing rights	(17)	(3)	(39)	(4)
Change in valuation allowance	(12)	—	(77)	—
Balance at end of the period	$314	148	$314	148

Activity in the valuation allowance for MSR’s was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Valuation allowance, beginning of period	$(65)	—	$—	—
Impairment	(12)	—	(77)	—
Recovery	—	—	—	—
Valuation allowance, end of period	$(77)	—	$(77)	—

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2019, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 16.02% and a discount rate equal to 9.25%.  At September 30, 2018, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 11.78% and a discount rate equal to 9.5%.

At September 30, 2019 and September 30, 2018, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2019	December 31, 2018
Fair value of residential mortgage servicing rights	$314	$213

Weighted average life (years)	7.4	3.4

Prepayment speed	16.02%	11.78%
Impact on fair value:
10% adverse change	$(16)	$(9)
20% adverse change	(30)	(17)

Discount rate	9.25%	9.50%
Impact on fair value:
10% adverse change	$(9)	$(8)
20% adverse change	(18)	(15)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

SBA Loans

SBA loan servicing assets are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset.  The Corporation serviced $15.4 million of SBA loans, as of September 30, 2019 and no SBA loans, as of September 30, 2018.  During the three and nine months ended September 30, 2019, the Corporation recognized servicing fee income of $8 thousand in both periods.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at beginning of the period	$133	—	$—	—
Servicing rights capitalized	198	—	331	—
Amortization of servicing rights	(6)	—	(6)	—
Change in valuation allowance	(4)	—	(4)	—
Balance at end of the period	$321	—	$321	—

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Valuation allowance, beginning of period	$—	—	$—	—
Impairment	(4)	—	(4)	—
Recovery	—	—	—	—
Valuation allowance, end of period	$(4)	—	$(4)	—

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2019, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 10.34%, and a discount rate equal to 8.88%. The Corporation did not service SBA loans at September 30, 2018.

At September 30, 2019, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2019
Fair value of SBA loan servicing rights	$321

Weighted average life (years)	4.5

Prepayment speed	10.34%
Impact on fair value:
10% adverse change	$(11)
20% adverse change	(21)

Discount rate	8.88%
Impact on fair value:
10% adverse change	$(9)
20% adverse change	(18)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the SBA servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$12,900	—	12,900	—
U.S. government agency collateralized mortgage obligations	29,961	—	29,961	—
Investments in mutual funds and other equity securities	9,896	—	9,896	—
Mortgage loans held-for-sale	48,615	—	48,615	—
Mortgage loans held-for-investment	11,278	—	11,278	—
Mortgage servicing rights	314	—	—	314
SBA loan servicing rights	321	—	—	321
Interest rate lock commitments	283	—	—	283
Customer derivatives - Interest rate swaps	500	—	500	—
Total	$114,068	—	113,150	918

	December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$23,866	—	23,866	—
U.S. government agency collateralized mortgage obligations	14,664	—	14,664	—
State and municipal securities	10,919	—	10,919	—
Investments in mutual funds and other equity securities	979	—	979	—
Mortgage loans held-for-sale	37,695	—	37,695	—
Mortgage loans held-for-investment	11,422	—	11,422	—
Mortgage servicing rights	213	—	—	213
Interest rate lock commitments	310	—	—	310
Customer derivatives - Interest rate swaps	141	—	141	—
Total	$100,209	—	99,686	523

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (1)	$5,965	—	—	5,965
Other real estate owned (2)	120	—	—	120
Total	$6,085	—	—	6,085

	December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (1)	$5,799	—	—	5,799
Other real estate owned (2)	—	—	—	—
Total	$5,799	—	—	5,799

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

(f)       Servicing Rights

The Corporation determines the fair value of its servicing rights by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation included the application of certain assumptions made by management, including discount rates, prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

(g)       Impaired Loans

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

(h)      Restricted Investment in Bank Stock

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

(i)      Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

(j)       Deposit Liabilities

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

(k)       Short‑Term Borrowings

The carrying amounts of short‑term borrowings approximate their fair values.

(l)      Long‑Term Debt

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

(m)       Subordinated Debt

Fair values of junior subordinated debt are estimated using discounted cash flow analysis, based on market rates currently offered on such debt with similar credit risk characteristics, terms and remaining maturity.

(n)     Off‑Balance Sheet Financial Instruments

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

(o)     Derivative Financial Instruments

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

The estimated fair values of the Corporation’s financial instruments at September 30, 2019 and December 31, 2018 are as follows:

		September 30, 2019		December 31, 2018
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$40,532	40,532	23,952	23,952
Securities available-for-sale	Level 2	52,757	52,757	50,428	50,428
Securities held-to-maturity	Level 2	8,814	9,028	12,741	12,655
Mortgage loans held-for-sale	Level 2	48,615	48,615	37,695	37,695
Loans receivable, net	Level 3	935,858	933,285	818,631	820,512
Mortgage loans held-for-investment	Level 2	11,278	11,278	11,422	11,422
Interest rate lock commitments	Level 3	283	283	310	310
Forward commitments	Level 2	30	30	—	—
Restricted investment in bank stock	Level 3	8,237	8,237	7,002	7,002
Mortgage servicing rights	Level 3	314	314	232	213
SBA loan servicing rights	Level 3	321	321	—	—
Accrued interest receivable	Level 3	3,155	3,155	2,889	2,889
Customer derivatives - Interest rate swaps	Level 2	500	500	141	141
Financial liabilities:
Deposits	Level 2	858,461	896,000	752,130	744,300
Short-term borrowings	Level 2	128,466	128,467	114,300	114,300
Long-term debt	Level 2	3,123	3,123	6,238	6,240
Subordinated debentures	Level 2	9,176	9,792	9,239	9,396
Accrued interest payable	Level 2	669	669	305	305
Interest rate lock commitments	Level 3	81	81	40	40
Forward commitments	Level 2	105	105	176	176
Customer derivatives - Interest rate swaps	Level 2	568	568	161	161

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$327,788	283	290,614	310
Letters of credit	Level 2	9,750	—	5,158	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three and nine month peiods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of the period	$375	586	$310	344
(Decrease) increase in value	(92)	(80)	(27)	162
Balance at end of the period	$283	506	$283	506

			Significant
Valuation Techniques for Level 3 interest rate lock	Fair Value		Unobservable	Range of	Weighted
commitments as of September 30, 2019	Level 3	Valuation Technique	Input	Inputs	Average
Interest rate lock commitments	$283	Market comparable pricing	Pull through	1 - 99%	91.70%

A realized gain of $101 thousand and a realized gain of $138 thousand due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the three months ended September 30, 2019 and 2018, respectively, and realized gains of $67 thousand and $114 thousand for the nine months ended September 30, 2019 and 2018, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

Refer to note 8 – servicing assets for a rollforward of servicing assets for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three and nine month peiods ended September 30, 2019 and 2018.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		September 30, 2019		December 31, 2018
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$37,105	283	27,188	310
Negative fair values	Other liabilities	14,102	(81)	6,218	(40)
Total		51,207	202	33,406	270

Forward Commitments
Positive fair values	Other assets	11,000	30	—	—
Negative fair values	Other liabilities	41,000	(105)	26,500	(176)
Total		52,000	(75)	26,500	(176)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	3,287	500	3,330	141
Negative fair values	Other liabilities	3,287	(568)	3,330	(161)
Total		6,574	(68)	6,660	(20)
Total derivative financial instruments		$109,781	59	66,566	74

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Interest Rate Lock Commitments	$(102)	(224)	$(68)	(110)
Forward Commitments	124	293	101	168
Customer Derivatives - Interest Rate Swaps	(22)	—	(48)	—
Net fair value gains (losses) on derivative financial instruments	$—	69	$(15)	58

Realized gains/(losses) on derivatives were ($299) thousand and ($170) thousand for the three months ended September 30, 2019 and 2018, respectively, and ($792) and $534 thousand for the nine months ended September 30, 2019 and 2018, respectively, and are included in other non-interest income in the unaudited consolidated statements of income.

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

Meridian’s mortgage banking segment (“Mortgage”) consists of one central loan production facility and several loan production offices located throughout the Delaware Valley. The Mortgage segment originates 1 – 4 family residential mortgages for sale, including servicing to third party investors, or for our loan portfolio. The unit generates net interest income on the loans it originates, earns margin income (primarily gain on sales), as well as other fee income.

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$9,203	4	67	9,274	$8,107	71	200	8,378
Provision for loan losses	705	—	—	705	291	—	—	291
Net interest income after provision	8,498	4	67	8,569	7,816	71	200	8,087

Non-interest Income
Mortgage banking income	74	—	7,836	7,910	105	—	8,169	8,274
Wealth management income	31	891	—	922	59	871	—	930
SBA income	645	—	—	645	—	—	—	—
Net change in fair values	(23)	—	53	30	—	—	(333)	(333)
Other	534	—	(227)	307	363	—	(67)	296
Total non-interest income	1,261	891	7,662	9,814	527	871	7,769	9,167

Non-interest Expense
Salaries and employee benefits	4,248	564	4,507	9,319	3,264	445	5,192	8,901
Occupancy and equipment	530	34	382	946	521	29	370	920
Professional fees	410	2	408	820	590	9	115	714
Advertising and promotion	344	94	136	574	301	111	178	590
Other	1,393	140	960	2,493	1,259	314	1,055	2,628
Total non-interest expense	6,925	834	6,393	14,152	5,935	908	6,910	13,753

Operating Margin	$2,834	61	1,336	4,231	$2,408	34	1,059	3,501

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$26,437	68	167	26,672	$23,597	217	402	24,216
Provision for loan losses	938	—	—	938	1,258	—	—	1,258
Net interest income after provision	25,499	68	167	25,734	22,339	217	402	22,958

Non-interest Income
Mortgage banking income	175	—	18,964	19,139	148	—	20,259	20,407
Wealth management income	110	2,588	—	2,698	149	2,847	—	2,996
SBA income	1,160	—	—	1,160	—	—	—	—
Net change in fair values	(49)	—	341	292	—	—	(471)	(471)
Other	1,409	—	(510)	899	1,136	—	823	1,959
Total non-interest income	2,805	2,588	18,795	24,188	1,433	2,847	20,611	24,891

Non-interest Expense
Salaries and employee benefits	11,988	1,681	12,120	25,789	10,390	1,373	14,956	26,719
Occupancy and equipment	1,588	93	1,164	2,845	1,599	99	1,172	2,870
Professional fees	1,116	11	873	2,000	1,325	20	325	1,670
Advertising and promotion	1,084	57	628	1,769	917	319	566	1,802
Other	4,546	426	3,137	8,109	3,827	613	2,888	7,328
Total non-interest expense	20,322	2,268	17,922	40,512	18,058	2,424	19,907	40,389

Operating Margin	$7,982	388	1,040	9,410	$5,714	640	1,106	7,460

(12)    Recent Litigation

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In September 2019, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation.  Although the Bank believes it had strong and meritorious defenses, given the expense and inconvenience of  litigation, on July 24, 2019 through mediation, the Bank reached an agreement in principle with the plaintiffs to settle this litigation for $990 thousand in total. The Bank has a litigation reserve of $990 thousand at September 30, 2019.  The parties have submitted their negotiated settlement agreement to the court, and it awaits final court approval.

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

FASB ASU 2014‑09 (Topic 606), “Revenue from Contracts with Customers”

Issued in May 2014, ASU 2014‑09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015‑14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of ASU 2014‑09 by one year. In March 2016, the FASB issued ASU 2016‑ 08”, “Principal versus Agent Considerations (Reporting Gross versus Net),” which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016‑20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” and 2016‑12, “Narrow-Scope Improvements and Practical Expedients”, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for public companies for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the ‘retrospective’ or ‘retrospectively with the cumulative effect’ transition method. For non-public companies, the ASC updates are effective for annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The Corporation’s revenue is the sum of net interest income and non-interest income. The scope of the guidance excludes nearly all net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Corporation performed a review and determined that the majority of non-interest income revenue streams are within the scope of the new standard. Non-interest income streams that are out of scope of the new standard include BOLI, sales of investment securities, mortgage banking activities, and certain items within service charges and other income.  Management is finalizing a review of contracts related to service charges on deposits, investment advisory commissions and fee income, and certain items within other service charges and other income to make an assessment of the potential impact of this ASU. The Corporation will adopt this ASU as of December 31, 2019.

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

FASB ASU 2016‑13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016‑13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure the current expected credit losses (“CECL”) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables.  The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU.  A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. ASU 2016‑13 is effective for public companies for the annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. For non-public companies the ASU is effective for fiscal years and interim periods beginning after December 15, 2022, or January 1, 2023 for the Corporation.  The Corporation has assembled a cross-functional team from Finance, Credit, and IT that is leading the implementation efforts to evaluate the impact of this guidance on the Corporation's Consolidated Financial Statements and related disclosures, internal systems, accounting policies, processes and related internal controls.

FASB ASU 2016‑02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016‑02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016‑02 is effective for public companies for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within the fiscal years beginning after December 31, 2020. In July 2018 ASU 2018-11 was issued which creates a new, optional transition method for implementing ASU 2016-02 and a lessor practical expedient for separating lease and non-lease components and has the same effective date as ASU 2016-02.  Under the optional transition method of ASU 2018-11, the Corporation may initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Corporation is evaluating the effects that ASU 2016‑02 and ASU 2018-11 will have on our Consolidated Financial Statements and related disclosures and expects to adopt these ASU’s as of December 31, 2021.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, and the changes in its financial condition as of September 30, 2019 as compared to December 31, 2018. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•

Net income for the three months ended September 30, 2019 was $3.3 million, or $0.52 per diluted share, an increase of $590 thousand as compared to net income of $2.7 million, or $0.42 per diluted share, for the same period in 2018.

•	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2019 were 11.29% and 1.24%, respectively.
•	Net interest income increased $896 thousand, or 10.7%, to $9.3 million for the three months ended September 30, 2019, as compared to $8.4 million for the same period in 2018.
•

Provision for loan and lease losses (the “Provision”) of $705 thousand for the three months ended September 30, 2019 was an increase of $414 thousand from the $291 thousand Provision recorded for the same period in 2018.

•	Non-interest income of $9.8 million for the three months ended September 30, 2019 was a $647 thousand or 7.1% increase from the same period in 2018.
•	Mortgage banking income decreased $364 thousand, or 4.4%, to $7.9 million for the three months ended September 30, 2019, as compared to $8.3 million for the same period in 2018.
•	Non-interest expense of $14.2 million for the three months ended September 30, 2019 increased $399 thousand, or 2.9%, from $13.8 million for the same period in 2018.

Nine Month Results of Operations

•

Net income for the nine months ended September 30, 2019 was $7.3 million, or $1.14 per diluted share, an increase of $1.5 million as compared to net income of $5.8 million, or $0.90 per diluted share, for the same period in 2018.

•	ROE and ROA for the nine months ended September 30, 2019 were 8.65% and 0.97%, respectively.
•	Net interest income increased $2.5 million, or 10.1%, to $26.7 million for the nine months ended September 30, 2019, as compared to $24.2 million for the same period in 2018.
•	The Provision of $938 thousand for the nine months ended September 30, 2019 was a decrease of $320 thousand from the $1.3 million Provision recorded for the same period in 2018.
•	Non-interest income of $24.2 million for the nine months ended September 30, 2019 was a $703 thousand or 2.8% decrease from the same period in 2018.
•	Mortgage banking income decreased $1.3 million, or 6.2%, to $19.1 million for the nine months ended September 30, 2019, as compared to $20.4 million for the same period in 2018.
•	Non-interest expense of $40.5 million for the nine months ended September 30, 2019 increased $123 thousand, or 0.3%, from $40.4 million for the same period in 2018.

Changes in Financial Condition

•	Total assets of $1.13 billion as of September 30, 2019 increased $129.5 million, or 13.0%, from $997.5 million as of December 31, 2018.
•	Consolidated stockholders’ equity of $117.8 million as of September 30, 2019 increased $8.2 million from $109.6 million as of December 31, 2018.
•

Total portfolio loans and leases, excluding mortgage loans held for sale, as of September 30, 2019 were $935.9 million, an increase of $97.8 million, or 11.7%, from $838.1 million as of December 31, 2018.

•

Total non-performing loans and leases of $3.9 million represented 0.43% of portfolio loans and leases as of September 30, 2019 as compared to $3.9 million, or 0.45% of portfolio loans and leases, as of December 31, 2018.

•

The $9.3 million allowance for loan losses (“Allowance’), as of September 30, 2019, represented 1.01% of portfolio loans and leases, as compared to $8.1 million, or 0.97% of portfolio loans and leases, as of December 31, 2018.

•	Total deposits of $858.5 million as of September 30, 2019 increased $106.3 million, or 14.1%, from $752.1 million as of December 31, 2018.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2019 and 2018 are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Annualized return on average equity	11.29%	10.16%	8.65%	7.47%
Annualized return on average assets	1.24%	1.16%	0.97%	0.87%
Net interest margin (tax effected yield)	3.61%	3.72%	3.67%	3.83%
Basic earnings per share	$0.52	$0.43	$1.15	$0.91
Diluted earnings per share	$0.52	$0.42	$1.14	$0.90

The following table presents certain key period-end balances and ratios as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(dollars in thousands, except per share amounts)	2019	2018
Book value per common share	$18.38	$17.10
Tangible book value per common share	$17.62	$16.31
Allowance as a percentage of loans and leases held for investment	1.01%	0.97%
Tier I capital to risk weighted assets	11.25%	11.72%
Tangible common equity ratio (1)	10.06%	10.53%
Loans held for investment	$935,858	$838,106
Total assets	$1,126,937	$997,480
Stockholders' equity	$117,772	$109,552

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income - consolidated	$3,317	2,727	$7,345	5,799
Litigation settlement adjustment, net of tax	—	—	614	156
Holding company formation cost adjustment, net of tax	—	179	—	179
Contingent asset fair value adjustment, net of tax	—	138	—	138
Adjusted net income - consolidated(1)	$3,317	3,044	$7,959	6,272

Net income per common share, diluted	$0.52	0.42	$1.14	0.90
Litigation settlement adjustment, net of tax	—	—	0.10	0.02
Holding company formation cost adjustment, net of tax	—	0.03	—	0.03
Contingent asset fair value adjustment, net of tax	—	0.02	—	0.02
Adjusted diluted earnings per share(1)	0.52	0.47	1.24	0.97

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Return on average assets - consolidated	1.24%	1.16%	0.97%	0.87%
Adjusted return on average assets - consolidated(1)	1.24%	1.29%	1.05%	0.94%
Return on average equity - consolidated	11.29%	10.19%	8.65%	7.49%
Adjusted return on average equity - consolidated(1)	11.29%	11.34%	9.38%	8.10%

(1)

Adjusted net income, adjusted diluted earnings per common share, adjusted ROAA and adjusted ROAE are non-GAAP measures and remove the tax effect of the charges to earnings for the settlement of outstanding litigation ($176 thousand and $44 thousand for nine months ended September 30, 2019 and 2018, respectively),  of holding company formation costs ($51 thousand for the three and nine months ended September 30, 2018), and the fair value adjustment to contingent assets ($39 thousand for the three and nine months ended September 30, 2018).

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

	September 30,	December 31,
(dollars in thousands)	2019	2018
Tangible common equity ratio:
Total stockholders' equity	117,772	109,552
Less:
Goodwill	899	899
Intangible assets	3,942	4,147
Tangible common equity	112,931	104,506
Total assets	1,126,937	997,480
Less:
Goodwill	899	899
Intangible assets	3,942	4,147
Tangible assets	$1,122,096	992,434
Tangible common equity ratio	10.06%	10.53%

The following sections discuss, in detail, the Corporation’s results of operations for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, and the changes in its financial condition as of September 30, 2019 as compared to December 31, 2018.

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

NET INTEREST INCOME

Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three and nine months ended September 30, 2019 and 2018, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the results of net free funding sources such as noninterest deposits and stockholders’ equity.

Total interest income for the three months ending September 30, 2019 was $13.6 million, which represented a $2.0 million, or 17.4%, increase compared with the three months ending September 30, 2018.  The increase in income was attributable to a $124.9 million increase in average interest earning assets, year over year, helped by an increase of 17 basis points in yield on earning assets, to 5.29% from 5.12%, for same period in 2018.  The commercial loan portfolio yield, in particular, rose 27 basis points over the same period in 2018, while the yield on construction loans increased 22 basis points over the same period. Total interest expense rose $1.1 million or 35.1% to $4.3 million for the three months ending September 30, 2019, compared with $3.2 million for the three months ending September 30, 2018. The increase was primarily due to an overall increase of 31 basis points in the cost of interest-bearing funds reflective of the overall increase in market rates.

Net interest income increased $900 thousand, or 10.7%, to $9.3 million for the three months ended September 30, 2019, compared to $8.4 million for the three months ended September 30, 2018.  The net-interest margin decreased 11 basis points for the three months ending September 30, 2019 at 3.61%, compared with 3.72% for the three month ending September 30, 2018.  The decrease in net interest margin reflects the pressure from the rising cost of funds, which has outpaced the favorable trend in yield on interest earning assets during the quarter.  The strength in the Corporation’s net-interest margin in the face of rising cost of funds reflects the size and asset quality of the loan portfolio, as well as the $3.6 million or 3.0% increase in average non-interest bearing deposits period over period.

Total interest income for the nine months ending September 30, 2019 was $39.0 million, which represented a $6.8 million, or 21.2%, increase compared with the nine months ending September 30, 2018. The increase in income was attributable to a $128.3 million increase in average interest earning assets, year over year, helped by an increase of 28 basis points in yield on earning assets, to 5.35% from 5.07%, for same period in 2018. The commercial loan portfolio yield, in particular, rose 41 basis points over the same period in 2018. Total interest expense rose $4.3 million or 54.7% to $12.3 million for the nine months ending September 30, 2019, compared with $8.0 million for the nine months ending September 30, 2018. The increase was primarily due to an overall increase of 54 basis points in the cost of interest-bearing funds reflective of the overall increase in market rates and an increase in average total interest bearing deposits of $122.2 million.

Net interest income increased $2.5 million, or 10.1%, to $26.7 million for the nine months ended September 30, 2019, compared to $24.2 million for the nine months ended September 30, 2018. The net-interest margin  decreased 16 basis points for the nine months ending September 30, 2019 at 3.67%, compared with 3.83% for the nine month ending September 30, 2018. The decrease in net interest margin reflects the pressure from the rising cost of funds, which has outpaced the favorable trend in yield on interest earning assets during the nine month period.  The strength in the Corporation’s net-interest margin in the face of rising cost of funds reflects the size and asset quality of the loan portfolio.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	2019			2018
		Interest			Interest
For the Three Months Ended September 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$5,074	35	2.69%	$5,872	28	1.89%
Federal funds sold	633	3	2.12%	477	2	1.87%
Investment securities(1)	63,488	414	2.59%	57,574	350	2.41%
Loans held for sale	38,633	381	3.95%	39,847	462	4.64%
Loans held for investment(1)	912,781	12,773	5.53%	791,914	10,758	5.36%
Total loans	951,414	13,154	5.49%	831,761	11,220	5.33%
Total interest-earning assets	1,020,609	13,606	5.29%	895,684	11,600	5.12%
Noninterest earning assets	38,846			40,645
Total assets	$1,059,455			$936,329
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$86,005	352	1.63%	$104,857	351	1.33%
Money market and savings deposits	313,255	1,374	1.74%	238,086	919	1.53%
Time deposits	319,208	1,907	2.37%	257,250	1,215	1.87%
Total deposits	718,468	3,633	2.01%	600,193	2,485	1.64%
Short-term borrowings	75,249	458	2.42%	85,026	491	2.29%
Long-term borrowings	5,962	56	3.72%	6,650	48	2.86%
Total Borrowings	81,211	514	2.51%	91,676	539	2.33%
Subordinated Debentures	9,176	169	7.33%	9,308	171	7.30%
Total interest-bearing liabilities	808,855	4,316	2.12%	701,177	3,195	1.81%
Noninterest-bearing deposits	126,101			122,454
Other noninterest-bearing liabilities	7,952			6,193
Total liabilities	$942,908			$829,824
Total stockholders' equity	116,547			106,505
Total stockholders' equity and liabilities	$1,059,455			$936,329
Net interest income		$9,290			$8,405
Net interest spread			3.17%			3.31%
Net interest margin			3.61%			3.72%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

	2019			2018
		Interest			Interest
For the Nine Months Ended September 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$6,450	121	2.51%	$5,175	64	1.66%
Federal funds sold	853	15	2.27%	784	11	1.89%
Investment securities(1)	63,135	1,226	2.60%	54,144	958	2.37%
Loans held for sale	25,782	813	4.21%	31,074	1,017	4.36%
Loans held for investment(1)	879,184	36,880	5.58%	755,925	30,209	5.28%
Total loans	904,966	37,693	5.57%	786,999	31,226	5.28%
Total interest-earning assets	975,404	39,055	5.35%	847,102	32,259	5.07%
Noninterest earning assets	37,753			41,393
Total assets	$1,013,157			$888,495
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$94,295	1,122	1.59%	$103,623	851	1.10%
Money market and savings deposits	297,471	3,977	1.79%	228,107	2,212	1.30%
Time deposits	309,434	5,485	2.37%	247,244	3,109	1.68%
Total deposits	701,200	10,584	2.02%	578,974	6,172	1.43%
Short-term borrowings	53,865	1,109	2.75%	70,959	1,123	2.12%
Long-term borrowings	5,997	114	2.54%	6,720	142	2.83%
Total Borrowings	59,862	1,223	2.73%	77,679	1,265	2.18%
Subordinated Debentures	9,197	508	7.37%	9,527	525	7.37%
Total interest-bearing liabilities	770,259	12,315	2.14%	666,180	7,962	1.60%
Noninterest-bearing deposits	122,101			112,616
Other noninterest-bearing liabilities	6,997			5,895
Total liabilities	$899,357			$784,691
Total stockholders' equity	113,800			103,804
Total stockholders' equity and liabilities	$1,013,157			$888,495
Net interest income		$26,740			$24,297
Net interest spread			3.22%			3.47%
Net interest margin			3.67%			3.83%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis (tax-equivalent basis)

The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2019 as compared to the same period  in 2018, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2019 Compared to 2018
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$28	(21)	7	$39	18	57
Federal funds sold	—	1	1	3	1	4
Investment securities(1)	27	37	64	98	170	268
Loans held for sale	(67)	(14)	(81)	(35)	(169)	(204)
Loans held for investment(1)	342	1,673	2,015	1,725	4,946	6,671
Total loans	275	1,659	1,934	1,690	4,777	6,467
Total interest income	$330	1,676	2,006	$1,830	4,966	6,796
Interest expense:
Interest checking	$278	(277)	1	$396	(125)	271
Money market and savings deposits	138	317	455	975	790	1,765
Time deposits	364	328	692	1,474	902	2,376
Total interest-bearing deposits	780	368	1,148	2,845	1,567	4,412
Short-term borrowings	134	(167)	(33)	393	(407)	(14)
Long-term borrowings	35	(27)	8	(14)	(14)	(28)
Total borrowings	169	(194)	(25)	379	(421)	(42)
Subordinated debentures	4	(6)	(2)	—	(17)	(17)
Total interest expense	953	168	1,121	3,224	1,129	4,353
Interest differential	$(623)	1,508	885	$(1,394)	3,837	2,443

(1)Yields and net interest income are reflected on a tax-equivalent basis.

For the three months ended September 30, 2019 as compared to the same period in 2018, interest income increased $2.0 million as volume changes in average earning assets contributed $1.7 million and favorable rate changes contributed $330 thousand.  The favorable change in net interest income due to volume changes was driven largely from growth in the loan  portfolio, which increased $119.7 million on average over the three month periods.  Total investment securities helped increase interest income $64 thousand,  while cash and cash equivalents contributed $8 thousand to interest income,  due to rate changes, period over period. In addition to favorable volume changes, favorable loan rate changes of 17 basis points contributed $342 thousand to interest income while investments rate changes of 18 basis points contributed $27 thousand.

On the funding side, interest expense increased $1.1 million due largely to rate changes. Higher rates on cost of funds, particularly from borrowings and time deposits, which rose 18 and 50 basis points, respectively, increased interest expense by $533 thousand.  Core deposits, such as interest checking and money market accounts rose 30 and 21 basis points, respectively, increasing interest expense $416 thousand. In addition, interest checking and money market accounts together rose $56.3 million on average, reducing net interest income by $40 thousand. Time deposits increased $62.0 million on average, causing an increase to interest expense of $328 thousand. These unfavorable changes were partially offset by favorable volume changes, particularly in borrowings. Borrowings decreased $10.5 million on average affecting net interest income $194 thousand positively, and lower levels of subordinated debt contributed $6 thousand to net interest income over the three month periods compared. Overall, the increase in interest income from volume changes contributed $1.5 million and out-paced the unfavorable rate changes to improve net interest income by $885 thousand.

For the nine months ended September 30, 2019 as compared to the same period in 2018, interest income increased $6.8 million. The favorable change in net interest income due to volume changes was driven largely from growth in the loan portfolio, which increased $118.0 million on average over the nine month periods. This increase contributed $4.8 million to interest income. Total investment securities contributed $170 thousand to interest income due to volume changes, while cash and cash equivalents contributed another $19 thousand, period over period. In addition, interest income increased $1.8 million due to favorable rate changes in interest earning assets as the yield on loans overall increased 28 basis points.

On the funding side, interest expense increased $4.4 million due largely to unfavorable rate changes. Borrowings and time deposits, which rose 55 and 69 basis points, respectively and core deposits, such as interest checking and money market accounts each rose 49 basis points, contributing to an increase in interest expense of $2.9 million.  Also contributing to higher interest expense, were higher levels of deposit balances. Interest checking and money market accounts together rose $60.0 million on average, reducing net interest income by $665 thousand. Time deposits increased $62.2 million on average, causing an increase to interest expense of $902 thousand. Partially offsetting the effect of higher deposit balances, borrowings decreased $17.8 million on average affecting net interest income $421 thousand positively, and lower levels of subordinated debt contributed $17 thousand to the net interest income over the nine month periods compared. Overall, the increase in interest income from volume changes contributed $3.8 million and out-paced the unfavorable rate changes to improve net interest income by $2.4 million.

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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of September 30, 2019 and 2018  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	September 30,
Changes in Market Interest Rates	2019	2018
+300 basis points over next 12 months	0.29%	(0.17)%
+200 basis points over next 12 months	0.32%	(0.15)%
+100 basis points over next 12 months	0.23%	(0.08)%
No Change
-100 basis points over next 12 months	(0.68)%	0.07%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2019 and was slightly liability sensitive as of September 30, 2018.  In its current position, the table indicates that a 100, 200 or

300 basis point increase in interest rates would have a modestly positive impact from rising rates on net interest income over the next 12 months. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of  September 30, 2019 and 2018, are presented in the following table. The projections assume shifts ramp upward and downward of the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that in a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than to 0%.

	Estimated increase (decrease) in Net
	Economic Value at September 30,
Changes in Market Interest Rates	2019	2018
+300 basis points	27.00%	5.46%
+200 basis points	22.00%	4.85%
+100 basis points	14.00%	3.40%
No Change
-100 basis points	(22.00)%	(6.57)%

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

The following tables present the interest rate gap analysis of our assets and liabilities as of September 30, 2019 and December 31, 2018.

				Greater
				Than
				5 years and
As of September 30, 2019	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$61,341	3,683	9,387	27,692	102,103
Loans, net (1)	554,324	145,497	236,251	39,089	975,161
Other Assets	—	—	—	49,673	49,673
Total Assets	$615,665	149,180	245,638	116,454	1,126,937

Noninterest-bearing deposits	15,688	9,312	16,322	87,980	129,302
Interest-bearing deposits	408,231	—	—	—	408,231
Time deposits	295,824	21,369	3,735	—	320,928
FHLB advances	127,847	3,123	—	—	130,970
Other Liabilities	619	—	7,381	11,735	19,735
Total stockholders' equity	—	—	—	117,772	117,772
Total liabilities and stockholders' equity	$848,209	33,804	27,438	217,487	1,126,937
Repricing gap-positive
(Negative) Positive	$(232,544)	115,376	218,200	(101,033)	—
Cumulative repricing gap: Dollar amount	$(232,544)	(117,168)	101,033	—
Percent of total assets	(20.6)%	(10.4)%	9.0%	—

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended September 30, 2019, the Corporation recorded a Provision of $705 thousand which was a $414 thousand increase from the same period in 2018. For the three months ended September 30, 2019 there were net charge-offs of $18 thousand as compared to net charge-offs of $29 thousand for the same period in 2018.

For the nine months ended September 30, 2019, the Corporation recorded a Provision of $938 thousand which was a $320 thousand decrease from the same period in 2018. For the nine months ended September 30, 2019 there were net recoveries of $321 thousand as compared to net charge-offs of $256 thousand for the same period in 2018. The decreased provision over the nine month periods was the result of net recoveries and lower levels of loan growth period over period.

Asset Quality and Analysis of Credit Risk

Total nonperforming loans and leases remained unchanged at $3.9 million at both September 30, 2019 and December 31, 2018, but dropped to 0.43%  of loans and leases held-for-investment, excluding loans at fair value, as of September 30, 2019, compared to 0.48%  as of December 31, 2018.  Nonaccrual loans at September 30, 2019, included within nonperforming assets, also remained unchanged from December 31, 2018.  As a result of current asset quality and the low level of net charge-offs for the three months ended September 30, 2019, the ratio of the Allowance to total loans held for investment, excluding loans at fair value, improved to 1.01%, from the 0.97% as of December 31, 2018.  The Allowance to non-performing loans increased from 204.85% as of December 31, 2018 to 236.95% as of September 30, 2019.

The Corporation had one property in OREO as of September 30, 2019 in the amount of $120 thousand. There were no properties in OREO as of December 31, 2018.

As of September 30, 2019, the Corporation had $4.0 million of troubled debt restructurings (“TDRs”), of which $2.9 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2018, the Corporation had $4.3 million of TDRs, of which $3.1 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of September 30, 2019, the Corporation  had a recorded investment of $6.0 million of impaired loans and leases which included $4.0 million of TDRs.

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

Nonperforming Assets and Related Ratios

	As of
	September 30,	December 31,
(dollars in thousands)	2019	2018
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$1,549	$1,224
Home equity lines and loans	257	83
Residential mortgage	1,698	2,147
Total real estate loans	$3,504	$3,454
Commercial and industrial	426	477
Total nonaccrual loans	$3,930	$3,931
Other real estate owned	120	—
Total non-performing loans	$3,930	$3,931
Total non-performing assets	$4,050	$3,931

Troubled debt restructurings:
TDRs included in non-performing loans	1,133	1,219
TDRs in compliance with modified terms	2,880	3,047
Total TDRs	$4,013	$4,266

Asset quality ratios:
Non-performing assets to total assets	0.36%	0.39%
Non-performing loans to:
Total loans	0.40%	0.45%
Total loans held-for-investment (excluding loans at fair value)	0.43%	0.48%
Allowance for loan losses to:
Total loans	0.95%	0.92%
Total loans held-for-investment (excluding loans at fair value)	1.01%	0.97%
Non-performing loans	236.95%	204.85%

Total loans and leases	$984,473	$875,801
Total loans and leases held-for-investment	$935,858	$838,106
Total loans and leases held-for-investment (excluding loans at fair value)	$924,580	$826,684
Allowance for loan and lease losses	$9,312	$8,053

NON-INTEREST INCOME

Three Months Ended September 30, 2019 Compared to the Same Period in 2018

Total non-interest income for the third quarter of 2019 was $9.8 million, up $647 thousand, or 7.1%, from the comparable period in 2018. The increase in non-interest income for the third quarter of 2019 compared to the third quarter in 2018 was primarily the result of $645 thousand in SBA income recognized on the sales of SBA loans, in addition to gains on sale of investment securities of $74 thousand.  There were no SBA loan sales or sales of securities in the prior year comparable period. Offsetting somewhat these increases in non-interest income, was a decline of $364 thousand in mortgage banking income.

Mortgage banking revenue, for the three months ended September 30, 2019, was $7.9 million, down $364 thousand, or 4.4%, from the comparable period in 2018. This decline in mortgage banking revenue was due primarily to a decline in mortgage originations year over year, despite an increase in the margin on loan sales of 40 basis points for the three months, year over year.  The net change in fair value of mortgage banking related financial instruments increased $363 thousand for the three months ended September 30, 2019, compared to the same period in 2018.  Additionally, realized losses on derivatives related to mortgage banking, included in other non-interest income, increased $129 thousand for the three months ended September 30, 2019 to a loss of $299 thousand, compared to a loss of $170 thousand for the same period in 2018.

Nine Months Ended September 30, 2019 Compared to the Same Period in 2018

Total non-interest income for the nine months ended September 30, 2019 was $24.2 million, down $703 thousand, or 2.8%, from the comparable period in 2018. The overall decrease in non-interest income came primarily from our mortgage division.  Also affecting non-interest income, wealth management revenue was down $298 thousand for the nine months ended September 30, 2019 compared to the same period in 2018.  Fee income reflected market value changes in assets under management, which although up at September 30, 2019 compared to September 30, 2018, were at lower levels in the prior period on which fees were based.  The decrease in non-interest income was  partially offset by $1.2 million in SBA loan income, largely from gains recognized on the sale of SBA loans, as well as $212 thousand in gain on sale of securities. There were no SBA loan sales or sales of securities in the prior year comparable period, as noted above. The new SBA lending team, brought on late in 2018, originated $25.4 million in SBA loans during the first nine months of 2019.

Mortgage banking revenue, for the nine months ended September  30, 2019, was $19.1 million, down $1.3 million or 6.2%, from the comparable period in 2018. The decline in mortgage banking revenue was due primarily to a decline in mortgage originations year over year, despite an increase in the margin on loan sales of 31 basis points for the nine months, due in part to rising interest rates year over year. The net change in fair value of mortgage banking related financial instruments increased $763 thousand for the nine months ended September 30, 2019, compared to the same period in 2018. Additionally, realized gains on derivatives related to mortgage banking, included in other non-interest income, decreased $1.3 million for the nine months ended September 30, 2019 to a loss of $792 thousand, compared to a gain of $534 thousand for the same period in 2018.

NON-INTEREST EXPENSE

Three Months Ended September 30, 2019 Compared to the Same Period in 2018

Total non-interest expense was $14.2 million for the three months ended September 30, 2019, up $399 thousand, or 2.9%, from $13.8 million for the three months ended September 30, 2018.  There was a $418 thousand or 4.7% increase in salaries and employee benefits for the third quarter of 2019 compared to the same period in 2018 due to the increase in corporate employees. Occupancy and equipment expense was up $26 thousand or 2.8% for the three month due to increased rental space for Philadelphia offices. In addition, variable loan expenses decreased by $11 thousand over the three month period ended September 30, 2019, reflecting the lower level of mortgage originations year-over-year. Professional fees were up $106 thousand,  or 14.8%, for the three month period ended September 30, 2019.  For the third quarter of 2019, professional fees were up due to accounting and compliance fees related to public reporting requirements and mortgage compliance.  Advertising and promotion expenses were down slightly over the three month period due to the timing and number of promotional events held.  Data processing and information technology expenses were up over the three month period due to increased customer transaction volume.  Communications expense decreased over these same period as the number of office locations declined from the prior year.

Other non-interest expenses decreased $157 thousand to $903 thousand for the third quarter of 2019, compared to the third quarter a year ago.  The decrease was primarily related to a $199 thousand credit of FDIC insurance related to the Small Bank Assessment Credit.

Nine Months Ended September 30, 2019 Compared to the Same Period in 2018

Total non-interest expense was $40.5 million for first nine months of the year, up $123 thousand, or 0.30%, from $40.4 million for the same period in the 2018.  There was a reduction in salaries and employee benefits expense of $930 thousand or 3.5% for the nine months ended September 30, 2019 compared to prior year, as full-time equivalent employees, particularly in the mortgage division declined. Occupancy and equipment expense was relatively flat (down 0.9%) for the nine  month periods. In addition, variable loan expenses decreased by $85 thousand over the nine month period ended September 30, 2019, reflecting the lower level of mortgage originations year-over-year. Professional fees were up $330 thousand, or 19.8%, for the nine month periods ended September 30, 2019.  For the nine month period, the higher professional fee were due largely attributable to legal and accounting fees incurred as part of the Maryland mortgage licensing issue in the first quarter, in addition to legal fees incurred related to the litigation matter discussed below.  Advertising and promotion expenses were down slightly over the nine month period due to the timing and number of promotional events held.  Data processing and information technology expenses were up over the nine month periods due to increased customer transaction volume.  Communications expense decreased over the nine month periods as the number of office locations declined from the prior year.

In the first nine months of 2019, non-interest expenses increased $890 thousand to $3.8 million when compared to the prior year period. The settlement of the outstanding litigation matter contributed $790 thousand to other non-interest expense for the first nine months of 2019, along with $79 thousand of other expense incurred for the previously disclosed Maryland mortgage licensing issue.  Increase in the PA shares tax assessment due to the growth of the Bank also contributed to higher non-interest expenses during the year-to-date period, from the same period in the prior year.

INCOME TAXES

Income tax expense for the three months ended September 30, 2019 was $914 thousand, as compared to $774 thousand for the same period in 2018.  The increase in income tax expense was entirely attributable to the increase in earnings, period over period. Our effective tax rate was 21.6% for the third quarter of 2019 and 22.1% for the third quarter of 2018.

Income tax expense for the nine months ended September 30, 2019 was $2.1 million, as compared to $1.7 million for the same period in 2018.  The increase in income tax expense was entirely attributable to the increase in earnings, period over period.  Our effective tax rate was 22.0% for the first nine months of 2019 and 22.3% for the first nine months of 2018.

BALANCE SHEET ANALYSIS

As of September 30, 2019, total assets were $1.13 billion compared with $997.5 million as of December 31, 2018. Total assets increased $129.5 million, or 13.0%, on a year-to-date basis primarily due to strong loan growth.

Total loans, excluding mortgage loans held for sale, increased $97.8 million, or 11.7%, from $838.1 million as of December 31, 2018. The increase in loans is attributable to our expanding presence in the Philadelphia market area, which continues to show growth in real estate investments. Commercial loans increased a net $15.7 million, or 6.2%, year-over-year.  Commercial real estate and commercial construction loans combined increased $69.3 million, or 15.7%, year-over-year. SBA loans increased $8.9 million or 155.1%, as a result of the new lending team hired in the fourth quarter of 2018.  Residential loans held in portfolio increased $2.9 million, or 5.4%, year-over-year as certain loan products or terms were targeted to hold in portfolio. Residential mortgage loans held for sale increased $14.6 million, or 42.8%, to $48.6 million as of September 30, 2019 from September 30, 2018 fueled by the recent lower rates.

Deposits were $858.5 million as of September 30, 2019, up $106.3 million, or 14.1%, from December 31, 2018. Non-interest bearing deposits increased $3.2 million, or 2.5%, from December 31, 2018. Money market accounts/savings accounts increased $95.0 million, or 40.8%, since December 31, 2018 due to new or increased business money market accounts.  Interest-bearing checking accounts decreased $34.0 million or 29.7% from December 31, 2018.  Municipal checking accounts declined $20.5 million during the first nine months 2019, which accounted for most of the change.  Certificates of deposit increased $42.2 million, or 15.1%, since December 31, 2018.  Borrowings were $131.6 million as of September 30, 2019, up $11.1 million, or 9.2%, from December 31, 2018. These increases, led by short-term borrowings, were used to help fund loan growth, along with the deposit growth noted above.

Capital

Consolidated stockholders’ equity of the Corporation was $117.8 million, or 10.45% of total assets as of September 30, 2019, as compared to $109.6 million, or 11.00% of total assets as of December 31, 2018. As of September 30, 2019, the Tier 1 leverage ratio was 10.69%, the Tier 1 risk-based capital and common equity ratios were 11.25%, and total risk-based capital was 13.11%. Quarter-end numbers show a tangible common equity to tangible assets ratio of 10.06%. Tangible book value per share was $17.62 as of September 30, 2019, compared with $16.31 as of December 31, 2018.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of September 30, 2019 and December 31, 2018:

	September 30, 2019
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$131,291	13.11%	$105,174	10.50%	$100,166	10.00%
Common equity tier 1 capital (to risk-weighted assets)	112,734	11.25%	70,116	7.00%	65,108	6.50%
Tier 1 capital (to risk-weighted assets)	112,734	11.25%	85,141	8.50%	80,133	8.00%
Tier 1 capital (to average assets)	112,734	10.69%	42,185	4.00%	52,731	5.00%

	December 31, 2018 - as revised
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,262	13.66%	$88,362	9.88%	$89,481	10.00%
Common equity tier 1 capital (to risk-weighted assets)	104,881	11.72%	57,044	6.38%	58,163	6.50%
Tier 1 capital (to risk-weighted assets)	104,881	11.72%	70,466	7.88%	71,585	8.00%
Tier 1 capital (to average assets)	104,881	11.16%	37,581	4.00%	46,977	5.00%

*Includes capital conservation buffer of 2.50% for 2019 and 1.875% for 2018.

The capital ratios for the  Corporation, as of September 30, 2019, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” The capital ratios to risk-weighted assets have all decreased from their December 31, 2018 levels largely as a result of the increase in risk-weighted assets, much of which was in the commercial mortgage, construction, and commercial and industrial segments of the loan portfolio, which are typically risk-weighted at 100%.

Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $148.5 million at

September 30, 2019, compared to $128 million at September 30, 2018, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $9.6 million at September 30, 2019. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2019, Meridian’s maximum borrowing capacity with the FHLB was $477.6 million. At September 30, 2019, Meridian had borrowed $83.1 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $79.8 million against its available credit lines. At September 30, 2019, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $105.6 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $53.9 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of September 30, 2019, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 11 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded net income before tax (“operating margin”) of $2.8 million and $8.0 million for the three and nine months ended September 30, 2019,  respectively, as compared to operating margin of $5.9 million and $18.1 million for the same respective periods in 2018. The Banking Segment provided 67.0%  and 84.8% of the Corporation’s pre-tax profit for the three and nine month periods ended September 30, 2019, respectively, as compared to 68.8%  and 76.6%  for the same respective periods in 2018.

The Wealth Management Segment recorded operating margin of $61 thousand and $390 thousand for the three and nine months ended September 30, 2019, respectively, as compared to operating margin of $34 thousand and $640 thousand for the same respective periods in 2018.

The Mortgage Banking Segment recorded operating margin of $1.3 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, as compared to operating margins of $1.1 million for the same respective periods in 2018.  Mortgage Banking income and expenses related to loan originations and sales decreased due to lower origination volume, but certain non-interest expenses increased from the prior year due to Maryland mortgage licensing issue previously disclosed and the settlement of outstanding litigation discussed above.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30,  2019 were $327.8 million, as compared to $290.6 million at December 31, 2018.

Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30,  2019 amounted to $9.8 million, as compared to $5.2 million at December 31, 2018.

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

In certain circumstances the Corporation may be required to repurchase loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws.  The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached, and such breach has a material adverse effect on the loans. The Corporation did not repurchase any loans sold, based on the obligations described above, for the three and nine months ended September 30, 2019, and did repurchase 1 loan in the amount of $94 thousand for the three and nine months ended September 30, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were not effective as of September 30, 2019 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.

As disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q as of March 31, 2019,  in the first quarter of 2019, the Corporation identified that residential mortgage loans have been originated without a required license in a neighboring state since 2012. We concluded that our risk assessment process was not sufficient, and therefore ineffective, to ensure controls were designed and implemented to respond to the risks related to periodically reviewing our compliance with state licensing laws and reflecting that compliance within our mortgage origination system. As a result, we noted there was insufficient monitoring of the Corporation’s compliance with mortgage licensing laws.  This led to the identification of control deficiencies over the Corporation’s recognition of interest and fee income, the analysis of the accounting for loan transfers, specifically the impact of the recourse obligation resulting from a breach in representations and warranties, as well as the controls over the Corporation’s determination of the mortgage repurchase reserve.  The aggregation of these control deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that, the aggregation of these deficiencies represents a material weakness in our internal control over financial reporting as of September 30, 2019. This material weakness also existed at June 30, 2019, March 31, 2019 and December 31, 2018.

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

Notwithstanding this material weakness, based on additional analyses and other procedures performed, management concluded that the financial statements included in the Quarterly Report on Form 10-Q as of September 30, 2019 and March 31, 2019, fairly presented in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

Remediation Status of Previously Reported Material Weakness

We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part I, Item 4 of our Quarterly Report on Form 10-Q as of March 31, 2019. We have satisfactorily resolved the licensing requirements with the licensing authority, and have set appropriate access controls within the mortgage loan origination system to prevent licensing issues in the future. We have also implemented a control to help ensure the Corporation maintains ongoing compliance with state licensing requirements in all states that we originate mortgages.  During the third quarter, the Corporation commenced the outsourcing of this licensing compliance control to a third-party that will notify us real-time of licensing change requirements. In addition, the Corporation commenced an internal audit program to review compliance with licensing laws and to help develop a monitoring program to further ensure compliance with licensing laws.

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

Changes in Internal Control Over Financial Reporting

Other than the changes related to our remediation efforts described above, we made no changes in internal control over financial reporting during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In June 2019, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation.  Although the Bank believes it had strong and meritorious defenses, given the expense and inconvenience of  litigation, on July 24, 2019 through mediation, the Bank reached an agreement in principle with the plaintiffs to settle this litigation for $990 thousand in total. The Bank has a litigation reserve of $990 thousand at September 30, 2019.  The parties have submitted their negotiated settlement agreement to the court, and it awaits final court approval.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 58.

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

Date:	November 13, 2019	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)