Form 10-K
period 2019-12-31
Meridian Corp
filed 2020-03-30
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 000‑55983

(Exact name of registrant as specified in its charter)

Pennsylvania	83-1561918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Old Lincoln Highway, Malvern, Pennsylvania 19335

(Address of principal executive offices)     (Zip Code)

(484) 568‑5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $1 per share	MRBK	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐Yes   ☒No

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $99,618,818 as of June 30, 2019 based upon the last sales price in which our common stock was quoted on the NASDAQ Stock Market on June 30, 2019.

As of March 30, 2020 there were 6,094,341 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Commission no later than 120 days after December 31, 2019 in connection with the 2020 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

MERIDIAN CORPORATION

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

ii

PART I

Cautionary Statement Regarding Forward-Looking Statements

Meridian Corporation  (“Meridian,” or the “Corporation”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Corporation’s filings with the Securities and Exchange Commission (“SEC”) (including this Annual Report on Form 10‑K and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the “safe harbor” provisions of Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”) and the U.S. Private Securities Litigation Reform Act of 1995.

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

Item 1. Business

General

Meridian is a bank holding company engaged in banking activities through its wholly-owned subsidiary, Meridian Bank (the “Bank”), a full-service, state-chartered commercial bank with offices in the Delaware Valley tri-state market, which includes Pennsylvania, New Jersey and Delaware.  We have a financial services business model with significant noninterest income streams from mortgage lending, small business (“SBA”) lending and wealth management services. We provide services to small and middle market businesses, professionals and retail customers throughout our market area. We have a modern, progressive, consultative approach to creating innovative solutions for our customers. We are technology driven, with a culture that incorporates significant use of customer preferred alternative delivery channels, such as mobile banking, remote deposit capture and bank-to-bank ACH. Our ‘Meridian everywhere’ philosophy of community presence, along with our strategic business footprint, allows us to provide the high degree of service, convenience and products our customers need to achieve their financial objectives.  We provide this service through three principal business line distribution channels, described further below.

Holding Company Formation

Meridian was incorporated on June 8, 2009, by and at the direction of the board of directors of the Bank for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company.  On August 24, 2018, the Corporation acquired the Bank in a merger and reorganization effected under Pennsylvania law and in accordance with the terms of a Plan of Merger and Reorganization dated April 26, 2018 (the “Agreement”).  Pursuant to the Agreement, on August 24, 2018 at 5:00 p.m. all of the outstanding shares of the Bank’s $1.00 par value common stock formerly held by its shareholders was converted into and exchanged for one newly issued share of the Corporation’s par value common stock, and the Bank became a subsidiary of the Corporation. Because the Bank and the Corporation were entities under common control, this exchange of shares between entities under common control resulted in the retrospective combination of the Bank and the Corporation for all periods presented as if the combination had been in effect since inception of common control.  As the Corporation had no assets, liabilities, revenues, expenses or operations prior to August 24, 2018, the historical financial statements of the Bank are the historical financial statements of the combined entity.  The Corporation is subject to supervision and examination by, and the regulations and reporting requirements of, the Board of Governors of the Federal Reserve System.

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

Commercial Banking

The first line of business is our traditional banking operations, serving both commercial and consumer customers via deposits and cash management, commercial and industrial lending and leasing, commercial real estate lending, shared national credit participations, small business lending, consumer and home equity lending, private banking, merchant services, and title and land settlement services.

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

Our SBA team and their alliances with local economic development councils provide SBA and other financing options to help grow local businesses, create and retain jobs and stimulate our local economy.  In addition, Meridian understands that connections with the local professional industries benefit us, not only with these individuals as customers or investors, but also given the proven potential for business referrals.

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

Mortgage Banking

The second line of business is mortgage banking. Our mortgage consultants guide our clients through the complex process of obtaining a loan to meet individual specific needs. Originations consist of consumer for-sale mortgage lending, loans to be held within our portfolio, and wholesale mortgage lending services. Clients include homeowners and smaller scale investors. The mortgage division operates and originates mortgage loans in the Pennsylvania, New Jersey, Delaware and Maryland markets, most typically for 1‑4 family dwellings, with the intention of selling substantially all of these loans in the secondary market to qualified investors. Mortgages are originated through sales and marketing initiatives, as well as realtor, builder, bank, advertising and customer referral resources. The division’s main origination, processing, underwriting, closing and post-closing functions are performed at the Blue Bell mortgage headquarters with 9 other production/processing offices at December 31, 2019.

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

Market Area

Meridian is headquartered in Malvern and has six full-service branches. Its main branch, in Paoli, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. Our sixth branch is in Philadelphia. These branches provide “Relationship Hubs” for our regional lending groups and allow Meridian to proceed in its plan for serving markets in each of the central (at or near the county seat) townships of the counties in and surrounding Philadelphia. In addition to our deposit taking branches, there are currently 11 other locations, including headquarters for Corporate, the Wealth Division and the Mortgage Division.

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

Our Current Capital Stock Structure

As of December 31, 2019 Meridian had 6,407,685 shares of common stock, $1 par value, issued and outstanding. There is no preferred stock outstanding.

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

Information about Meridian

Our executive offices are located at 9 Old Lincoln Highway, Malvern, PA 19355 and our telephone number is (484) 568‑5000. Our Internet website is www.meridianbanker.com. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, and all amendments thereto, from November 7, 2017 through August 18, 2018 have been filed with the FDIC. Since August 19, 2018, all reports on Form 8-K, and Form 10-Q along with this Annual Report on Form 10-K have been filed with the SEC.  Also on our website are our Audit Committee and Compensation Committee Charters. The information contained in our website or in any websites linked by our website, is not part of this Annual Report on Form 10‑K.  The Corporation’s filings with the SEC can also be accessed at the SEC’s internet website:  http://www.sec.gov.

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

SUPERVISION AND REGULATION

Meridian and its subsidiaries are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. This framework may materially affect our growth potential and financial performance and is intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our shareholders and creditors. Significant elements of the statutes, regulations and policies applicable to us and our subsidiaries are described below.

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

Acquisitions by Bank Holding Companies

Control Acquisitions.  The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as Customers Bancorp, would, under the circumstances set forth in the presumption, constitute acquisition of control of Customers Bancorp.

In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On January 31, 2020, the Federal Reserve Board approved the issuance of a final rule (which becomes effective April 1, 2020) that clarifies and codifies the Federal Reserve’s standards for determining whether one company has control over another. The final rule establishes four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

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

The current Capital Rules also include a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a three-year period (increasing by 0.625% on each subsequent January 1) until it reached 2.5% on January 1, 2019. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a leverage ratio of 5% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.  A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects for other purposes.

An undercapitalized institution is required to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership. The Bank is currently regarded as “well capitalized” for regulatory capital purposes. See Note 19, “Regulatory Capital Requirements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the Bank’s and the Corporation’s regulatory capital ratios.

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

Federal Home Loan Bank Membership

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

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

Anti-Money Laundering and the USA PATRIOT ACT

The USA PATRIOT Act of 2001, which was enacted in the wake of the September 11, 2001 attacks, includes provisions designed to combat international money laundering and advance the U.S. government’s war against terrorism. The USA PATRIOT Act and the regulations which implement it contain many obligations which must be satisfied by financial institutions, including the Bank. Those regulations impose obligations on financial institutions, such as the Bank, to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the financial institution.

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

Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

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

Risks Related to Our Business

Our business and operations may be materially adversely affected by national and local market economic conditions.

Our business and operations, which primarily consist of banking and wealth management activities, including lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States generally, and in our local markets in particular. If economic conditions in the United States or any of our local markets weaken, our growth and profitability from our operations could be constrained. The current economic environment is characterized by interest rates near historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.

The economic conditions in our local markets may be different from the economic conditions in the United States as a whole. Our success depends to a certain extent on the general economic conditions of the geographic markets that we serve in Pennsylvania, New Jersey and Delaware. Local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the northeastern United States in general or any one or more of these local markets could negatively impact the financial results of our banking operations and have a negative effect on our profitability.

In addition, the novel coronavirus (COVID-19) is causing worldwide concern and economic disruption. The Centers for Disease Control and Prevention has advised that coronavirus may spread significantly in the United States. There have been numerous reports of the outbreak disrupting or restricting supply chains, resulting in closures of facilities and reductions in demand across companies in a variety of industries. It is also possible that the spread of the coronavirus may have direct effects on our operations, such as limiting employee travel or increasing telecommuting arrangements.  In addition, recent developments and reports relating to the coronavirus have coincided with heightened volatility in financial markets in the United States and worldwide. If the coronavirus adversely affects the ability of our borrowers to satisfy their obligations, the demand for our loans, or our business operations, or leads to a significant or prolonged impact on global markets or economic growth, our business, consolidated financial position, results of operations and cash flows could be adversely affected.

The COVID-19 pandemic, trade wars, tariffs and similar events and disputes, domestic and international, have adversely affected, and may continue to adversely affect, economic activity globally, nationally and locally. Such events also may adversely affect business and consumer confidence, generally. Any such adverse changes may adversely affect our profitability, growth asset quality and financial condition.

The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

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

In addition, in June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 (Topic 326 -Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”).  This standard will replace the current approach under GAAP for establishing allowances for loan and lease losses (the “Allowance”), which generally considers only past events and current conditions, with a forward‑looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. We are currently evaluating the effect that the new accounting standard will have on the consolidated financial statements and related disclosures. The standard will be effective for us as of January 1, 2023.

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

Our loan servicing rights could become impaired, which may require us to take non-cash charges.

Because we retain the servicing rights on many loans we sell in the secondary market, we are required to record mortgage servicing right assets and SBA servicing right assets, which we test quarterly for impairment. The values of these servicing rights are heavily dependent on market interest rates and tends to increase with rising interest rates and decrease with falling interest rates. If we are required to record an impairment charge, it would adversely affect our financial condition and results of operations.

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

An economic slowdown could impact Meridian Wealth division revenues.

A general economic slowdown may cause current clients to seek alternative investment opportunities with other providers, which would decrease the value of Meridian Wealth’s assets under management resulting in lower fee income to the Corporation.

A significant decrease in Meridian Wealth’s assets under management could lead to impairment of the goodwill recorded upon the acquisition of HJ Wealth in 2017. Goodwill is initially recorded at fair value and is not amortized, but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, we may determine that impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner.

Fluctuations in market interest rates, particularly in a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, can negatively impact net interest margin and net interest income.

The operations of financial institutions such as the Corporation are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings.

An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The FRB regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income.

Low market interest rates have pressured the net interest margin in recent years. Interest-earning assets, such as loans and investments, have been originated, acquired or repriced at lower rates, reducing the average rate earned on those assets. While the average rate paid on interest-bearing liabilities, such as deposits and borrowings, has also declined, the decline has not always occurred at the same pace as the decline in the average rate earned on interest-earning assets, resulting in a narrowing of the net interest margin.

Competition sometimes requires the Corporation to lower rates charged on loans more than the decline in market rates would otherwise indicate. Competition may also require the Corporation to pay higher rates on deposits than market rates would otherwise indicate. Thus, although loan demand has improved in recent years, intense competition among lenders has continued to place downward pressure on loan yields, also narrowing the net interest margin. Further, due to historically low market interest rates, rates paid on deposits have tended to reach a natural floor below which it is difficult to further reduce such rates.

Changes in interest rates might also impact the values of equity and debt securities under management and administration by the Meridian Wealth which may have a negative impact on fee income.

Like all financial institutions, the Corporation's consolidated statement of financial condition is affected by fluctuations in interest rates. See the section entitled “Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition, for the Corporation’s position on interest earning assets and interest bearing liabilities.

The value of the financial instruments we own may decline in the future.

As of December 31, 2019, we owned $68.9 million of investment securities, which consisted primarily of our positions in U.S. government and government‑sponsored enterprises and federal agency obligations, mortgage and asset‑backed securities and municipal securities.  We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other‑than‑temporary impairment.  The process for determining whether impairment is other‑than‑temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security.  Because of changing economic and market conditions affecting issuers, we may be required to recognize other‑than‑temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

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

Other primary sources of funds consist of cash from operations and investment maturities, redemptions and sales.  To a lesser extent, proceeds from the issuance and sale of securities to investors has become a source of funds.  Additional liquidity is provided by brokered certificates of deposits and we have the ability to borrow from the Federal Reserve Bank of Philadelphia and the FHLB.  We also may borrow from correspondent banks or third party lenders from time to time.  Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.  Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter‑bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System.

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

As do many banking companies, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base.  We accept deposits directly from consumer and commercial customers and, as of December 31, 2019, we had $851.2 million in deposits.  These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits.  The loss of customer deposits for any reason could increase our funding costs.

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

In recent years, economic growth and business activity across a wide range of industries has been slow and uneven. There are continuing concerns related to the level of U.S. government debt, fiscal actions that may be taken to address that debt, energy price volatility, global economic conditions, and significant uncertainty with respect to domestic and international fiscal and monetary policy. Economic pressure on consumers and uncertainty about continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits. There can be no assurance that these conditions will improve or that these conditions will not worsen. Such conditions could adversely affect the credit quality of the Bank’s loans and the Company’s business, financial condition, and results of operations.

Additionally, the emergence of widespread health emergencies or pandemics, such as the spread of the coronavirus ("COVID-19"), could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate or mortgage loans originated for sale.

Many of the loans in our portfolio are secured by real estate.  As of December 31, 2019, our real estate loans, excluding mortgages held for sale, include $172.0 million of construction and development loans, $81.6 million of home equity loans, $325.4 million of commercial real estate (“CRE”) loans and $53.7 million of residential mortgage loans, with the majority of these real estate loans concentrated in the southeast Pennsylvania, Delaware and southern New Jersey.  Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally.  Southeast Pennsylvania, Delaware and southern New Jersey has experienced volatility in real estate values over the past decade.  Declines in real estate values, including prices for homes and commercial properties in southeast Pennsylvania, Delaware and southern New Jersey, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge‑offs, and reduced demand for our products and services, generally.

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

Since 2008, poor economic conditions and the resulting bank failures increased the costs of the FDIC and depleted its deposit insurance fund. In more recent history, the FDIC fund position has improved and the cost basis has been updated which in some cases can result in decreased costs of the insurance fund. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments. The Corporation is generally unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the Corporation’s results of operations, financial condition, and its ability to continue to pay dividends on its common stock at the current rate or at all.

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

The change in President and political party controlling the Executive Branch of the Federal Government resulting from the 2016 U.S. presidential election has brought changes to laws and regulations of the U.S. financial services industry, including the EGRRCPA, and may continue to bring changes that we cannot now predict. The EGRRCPA, which amended the Dodd-Frank Act, directed certain federal banking regulatory agencies, including the Federal Reserve, to take action to reduce the regulatory burden on certain banks and financial institutions. Federal banking regulatory agencies are currently working on taking the actions congressionally mandated by the EGRRCPA; however, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact our business, at least in the short-term, even if the long-term impact of any such changes are positive for our business. Further, it is unknown what impact the 2018 congressional elections and change in leadership of the House of Representatives will have on future legislation.

Market conditions have resulted in the creation of various programs by the United States Congress, the Treasury, the Federal Reserve and the FDIC that were designed to enhance market liquidity and bank capital. As these programs expire, are withdrawn or reduced, or new programs are adopted or considered, the impact on the financial markets, banks in general and their customers is unknown. This could have the effect of, among other things, reducing liquidity, raising interest rates, reducing fee revenue, limiting the ability to raise capital, all of which could have an adverse impact on the financial condition of the Bank and the Corporation.

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

Rulemaking changes implemented by the CFPB may result in higher regulatory and compliance costs that could adversely affect our results of operations.

The Dodd‑Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws.  The consumer protection provisions of the Dodd‑Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation.  See “Supervision and Regulation—Consumer Financial Protection”.  Notwithstanding that insured depository institutions with assets of $10 billion or less (such as the Bank) will continue to be supervised and examined by their primary federal regulators, the ultimate impact of this heightened scrutiny is uncertain and could result in changes to pricing, practices, products and procedures.  It could also result in increased costs related to regulatory oversight, supervision and examination, remediation efforts and possible penalties.

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

As to any acquisition that we complete, including the acquisition of HJ Wealth in 2017 we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation is headquartered in Malvern, Pennsylvania and has six full-service branches.  Its main branch, in Paoli, serves the Main Line.  The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively.  The Philadelphia branch opened December 2017.  In addition to our deposit taking branches, there are currently 11 other offices, including headquarters for Corporate, the Wealth Division and the Mortgage Division.  Other than our corporate headquarters, all of our offices are leased.  The Bank had a net book value of $6.2 million for all locations at December 31, 2019.

Branch locations:

•	Paoli Branch – 1176 Lancaster Avenue, Paoli, PA 19301
•	West Chester Branch – 16 W. Market Street, West Chester, PA 19382
•	Media Branch – 100 E. State Street, Media, PA 19063
•	Doylestown Branch – 1719A S. Easton Road, Doylestown, PA 18901
•	Blue Bell Branch – 653 Skippack Pike, Ste. 116, Blue Bell, PA 19422
•	Philadelphia Branch – 1760 Market Street, Philadelphia, PA 19103

Other offices:

•	Corporate Headquarters – 9 Old Lincoln Highway, Malvern, PA 19355
•	Mortgage Headquarters – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
•	Meridian Wealth Office – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
•	Mortgage Loan Production Office – 1601 Concord Pike, Suite 45, Wilmington, DE 19803
•	Mortgage Loan Production Office – 5301 Limestone Road, Suite 202, Wilmington, DE 19801
•	Mortgage Loan Production Office – 22128 Sussex Highway, Seaford, DE 19973
•	Mortgage Loan Production Office – 111 Continental Drive, Suite 406, Newark, DE 19713
•	Mortgage Loan Production Office – 5001 Louise Drive, Suite 101, Mechanicsburg, PA 17055
•	Mortgage Loan Production Office – 350 Highland Drive, Suite 160, Mountville, PA 17554
•	Mortgage Loan Production Office – 2330 New Road, Northfield, NJ 08225
•	Mortgage Loan Production Office – 1221 College Park Drive, Suite 118, Dover, DE 19904

Item 3. Legal Proceedings

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In September 2019, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation.  Although the Bank believes it had strong and meritorious defenses, given the expense and inconvenience of  litigation, on July 24, 2019 through mediation, the Bank reached an agreement in principle with the plaintiffs to settle this litigation for $990 thousand in total. The Bank had a litigation reserve of $990 thousand at December 31, 2019.  The parties submitted a negotiated settlement agreement to the court, and received final court approval on December 19, 2019. On February 29, 2020 the Bank made a payment, which included additional minor expenses, of $1.0 million in final settlement of this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the NASDAQ Global Select Market under the symbol "MRBK".    As of March 30, 2020, there were approximately 180 registered shareholders of the Corporation's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Share Repurchases

The following table presents the repurchasing activity of the Corporation during the fourth quarter of 2019.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased	Per Share	Programs	Programs
October 1-31, 2019	785	$17.76	785	320,000
November 1-30, 2019	1,730	18.20	1,730	317,485
December 1-31, 2019	860	19.27	860	316,625
Total	3,375	$18.37	3,375	316,625

Refer to note 25 to the consolidated financial statements for discussion of a stock buy-back in March 2020.

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

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Selected period End Balance Sheet Data:
Cash and cash equivalents	$39,371	23,952	35,506	18,872	19,159
Investment securities	67,636	63,169	52,867	47,552	39,739
Loans receivable, gross	964,710	838,106	694,637	604,291	500,744
Loans held for sale	33,704	37,695	35,024	39,573	83,684
Allowance for loans losses	(9,513)	(8,053)	(6,709)	(5,425)	(5,298)
Goodwill and intangible assets, net	4,773	5,046	5,495	—	—
Total assets	1,150,019	997,480	856,035	733,693	663,344
Interest-bearing deposits	711,718	625,980	526,655	431,034	430,068
Total deposits	851,168	752,130	627,109	527,136	490,568
Total liabilities	1,029,324	887,928	754,672	663,730	610,423
Total Stockholders' equity	120,695	109,552	101,363	69,963	52,921

Selected Income Statement Data:
Interest income	$52,863	44,064	35,720	30,980	27,981
Interest expense	16,527	11,407	6,782	5,192	4,590
Net interest income	36,336	32,657	28,938	25,788	23,391
Provisions for loan losses	901	1,577	2,161	1,198	1,434
Net interest income after provisions for loan losses	35,435	31,080	26,777	24,590	21,957
Noninterest income	33,098	32,355	36,700	42,844	36,121
Noninterest expense	55,019	52,945	57,691	59,913	48,642
Net income before income taxes	13,514	10,490	5,786	7,521	9,436
Income tax expense (benefit)	3,033	2,327	2,754	2,599	3,248
Net income	10,481	8,163	3,032	4,922	6,188
Preferred stock dividends and net accretion	—	—	(1,167)	(1,156)	(1,099)
Net income available to common stockholders	10,481	8,163	1,865	3,767	5,089

Selected Per Share Data:
Earnings per common share, basic	$1.64	1.28	0.50	1.12	1.91
Earnings per common share, diluted	$1.63	1.27	0.49	1.11	1.88
Book value per common share	$18.84	17.10	15.86	15.50	14.69
Tangible book value per share(1)	$18.09	16.31	15.00	15.50	14.69
Weighted average common shares outstanding, basic	6,407	6,397	3,743	3,362	2,669
Weighted average common shares outstanding, diluted	6,438	6,427	3,770	3,389	2,706
Shares outstanding at the end of period	6,405	6,407	6,392	3,685	2,773

Selected Performance Metrics:
Return on average assets (ROAA)	1.01%	0.90%	0.39%	0.71%	1.02%
Return on average equity (ROAE)	9.09%	7.77%	3.97%	7.69%	12.78%
Net interest spread	3.21%	3.44%	3.69%	3.67%	3.83%
Net interest margin (NIM)	3.65%	3.80%	3.93%	3.87%	3.98%
Efficiency ratio	79.24%	81.44%	87.78%	87.30%	81.73%
Noninterest income to average assets	3.51%	3.62%	4.69%	6.21%	5.96%
Noninterest expense to average assets	5.31%	5.87%	7.41%	8.68%	8.03%
Yield on interest-earning assets	5.30%	5.14%	4.83%	4.62%	4.74%
Cost of interest-bearing liabilities	2.10%	1.69%	1.16%	0.95%	0.91%
Yield on loans	5.51%	5.35%	5.10%	4.89%	4.99%
Cost of deposits	1.97%	1.54%	0.95%	0.77%	0.71%

Selected Credit Quality Ratios:
Nonperforming assets to total assets	0.29%	0.39%	0.42%	0.73%	0.63%
Nonperforming loans to total loans	0.34%	0.45%	0.43%	0.83%	0.68%
Allowance for loan losses to nonperforming loans	294.12%	204.85%	212.51%	101.90%	133.65%
Allowance for loan losses to total loans	0.99%	0.96%	0.92%	0.84%	0.91%
Allowance for loan losses to total loans held-for-investment	1.00%	1.01%	0.96%	0.90%	1.06%
Net charge-offs to average loans	(0.06)%	0.03%	0.13%	0.17%	0.21%

Capital Ratios:
Tier 1 leverage capital ratio	14.08%	11.16%	12.37%	9.67%	8.39%
Tier 1 risk-based capital ratio	14.98%	11.72%	12.86%	10.62%	9.29%
Total risk-based capital ratio	16.09%	13.66%	15.53%	13.51%	12.58%
Common equity tier 1 capital ratio	14.98%	11.72%	12.86%	8.68%	N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Market Conditions

Our financial condition and performance, as well as the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, are all highly dependent on the business environment in the primary markets in which we operate and in the United States as a whole. During the first quarter of 2020, an outbreak of a novel strain of coronavirus (COVID-19), which was originally identified in Wuhan, China, has spread to a number of countries around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having and may for some time continue to have a destabilizing effect on financial markets and economic activity. The extent of the impact of COVID-19 on our operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the duration and spread of COVID-19, its impact on our customers, employees and vendors, and governmental, regulatory and private sector responses, which may be precautionary, to the coronavirus.

In light of the changing economic outlook as a result of COVID-19, as well as other factors, including the possibility of an oil price war in March 2020, the 10-year Treasury yield has fallen to historic lows, and the equity markets have been significantly impacted. In response, the Federal Reserve reduced the target federal funds rate by 50 basis points on March 3, 2020, and then by an additional 100 basis points on March 15, 2020. The assets and liabilities of the Corporation may be significantly impacted by changes in interest rates. The Corporation is currently reviewing actions that it may take in response to these changes in the event that market turmoil continues for an extended period.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments.  Additional information about these policies can be found in footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2019 and 2018.

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

Results of operations – Years ended December 31, 2019 and 2018

Overview

Our reported net income for the year ended December 31, 2019,  was $10.5 million or $1.63 per diluted common share compared to $8.2 million or $1.27 per diluted common share for the same period in 2018.  The $2.3 million increase in net income was attributable to a $4.4 million increase net interest income, a  decrease in the provision for loan losses of $676 thousand, offset somewhat by an increase of $1.3 million in net non-interest expense (non-interest expense less non-interest income).

Net interest income

Our earnings are derived predominantly from net interest income, which is our interest income less interest expense.  Changes in our balance sheet composition, including interest-earning assets, deposits, and borrowings, combined with changes in market interest rates, impact our net interest income. Net interest margin is net interest income divided by average interest-earning assets. We manage our interest-earning assets and funding sources, including non-interest and interest-bearing liabilities, in order to maximize this margin.  Net interest income increased by $3.7 million, or 11.3%, to $36.3 million for the year ended December 31, 2019 from $32.7 million for the same period in 2018. Our net interest margin was 3.65% on a tax equivalent yield basis (“TEY”) for the year ended December 31, 2019 as compared to 3.80% for the same period in 2018.  The decrease in net interest margin, year-over-year, reflects the pressure from rising cost of funds, which outpaced the favorable trend in yield on earning assets.

Average balance sheet, interest and yield/rate analysis.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned, on a tax equivalent basis, and rates paid for the years ended December 31, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming loans.

	2019			2018
		Interest			Interest
For the Year Ended December 31,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$6,429	140	2.17%	$5,407	93	1.74%
Federal funds sold	930	24	2.64%	1,344	29	2.14%
Investment securities(1)	62,900	1,642	2.61%	55,945	1,347	2.41%
Loans held for sale	28,980	1,164	4.01%	30,209	1,362	4.92%
Loans held for investment(1)	898,810	49,973	5.53%	769,021	41,342	5.37%
Total loans	927,790	51,137	5.51%	799,230	42,704	5.35%
Total interest-earning assets	998,049	52,943	5.30%	861,926	44,173	5.14%
Noninterest earning assets	38,320			40,683
Total assets	$1,036,369			$902,609
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$92,695	1,461	1.57%	$105,718	1,256	1.19%
Money market and savings deposits	303,463	5,239	1.73%	239,568	3,390	1.41%
Time deposits	310,293	7,207	2.32%	254,161	4,581	1.80%
Total deposits	706,451	13,907	1.97%	599,447	9,227	1.54%
Short-term borrowings	68,059	1,696	2.49%	58,172	1,285	2.21%
Long-term borrowings	2,328	71	3.06%	7,418	201	2.71%
Total Borrowings	70,387	1,767	2.51%	65,590	1,486	2.27%
Subordinated Debentures	10,704	853	7.96%	9,469	694	7.32%
Total interest-bearing liabilities	787,542	16,527	2.10%	674,506	11,407	1.69%
Noninterest-bearing deposits	126,001			116,644
Other noninterest-bearing liabilities	7,570			6,440
Total liabilities	$921,113			$797,590
Total stockholders' equity	115,256			105,019
Total stockholders' equity and liabilities	$1,036,369			$902,609
Net interest income		$36,416			$32,766
Net interest spread			3.21%			3.44%
Net interest margin			3.65%			3.80%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis

During 2019, net  interest income increased $3.7 million or 11.3% on a tax equivalent basis. As shown in the following Rate/Volume Analysis table, this increase was primarily attributable to volume changes.  Volume related changes contributed $5.3 million towards interest income which was partially offset by unfavorable changes in rate of $1.6 million.

The favorable change in net interest income due to volume changes was driven largely from growth in total loans, which increased $128.6 million on average.  This increase contributed $7.3 million to interest income. Total investment securities, cash and cash equivalents increased $7.6 million on average combined, contributing $186 thousand to interest income.  On the funding side, interest checking and money market accounts together rose $50.9 million on average during the year, reducing net interest income by $836 thousand.  Time deposits increased $56.1 million on average year over year, causing an unfavorable change of $1.1 million to net interest income.  Average borrowings increased $4.8 million and had an unfavorable impact of $83 thousand on net interest income, while moderately higher level of average subordinated debt contributed $95 thousand unfavorably to net interest income.

The unfavorable change in net interest income due to rate changes was driven largely from the increase in cost of funds, particularly from wholesale funding such as borrowings and time deposits, which rose 24 and 52 basis points, respectively. Cost of funds for core deposits, such as interest checking and money market accounts, rose 38 and 32 basis points, respectively.  These unfavorable rate changes reduced net interest income $3.0 million, but were partially offset by favorable rate changes in interest-earning assets which increased net interest income $1.3 million.  The favorable change due to rate earned on loans was $1.2 million resulting from a 16 basis point increase on average for the total portfolio.  The favorable change due to rate earned on cash and investments was $151 thousand, resulting from a 23 basis point increase in the yields.

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

	2019 Compared to 2018
	Change in interest due to:
(dollars in thousands)	Rate	Volume	Total
Interest income:
Due from banks	$27	20	47
Federal funds sold	6	(11)	(5)
Investment securities(1)	118	177	295
Loans held for sale	(162)	(36)	(198)
Loans held for investment(1)	1,315	7,316	8,631
Total loans	1,153	7,280	8,433
Total interest income	$1,304	7,466	8,770
Interest expense:
Interest checking	$373	(168)	205
Money market and savings deposits	845	1,004	1,849
Time deposits	1,492	1,134	2,626
Total interest-bearing deposits	2,710	1,970	4,680
Short-term borrowings	175	236	411
Long-term borrowings	23	(153)	(130)
Total borrowings	198	83	281
Subordinated debentures	64	95	159
Total interest expense	2,972	2,148	5,120
Interest differential	$(1,668)	5,318	3,650
(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Provision for loan losses

We recorded a provision for loan losses of $901 thousand for the year ended December 31, 2019, down $676 thousand from $1.6 million for the same period in 2018. The decreased provision for 2019 is due to continued strong asset quality and net recoveries of $559 thousand, compared to net charge-offs of $233 thousand for the same period in 2018.

Non-interest income

Non-interest income increased $743 thousand, or 2.3%, to $33.1 million for the year ended December 31, 2019 compared to $32.4 million for the prior year.  The increase was mainly the result of $1.4 million in SBA income recognized on the sales of SBA loans for the year ended December 31, 2019.  There were no SBA loan sales in the prior year. Mortgage revenue for the year ended December 31, 2019 was $26.2 million, relatively unchanged from the same period in 2018. In addition, fair value gains were $489 thousand for the twelve months of 2019, compared to fair value losses of $368 thousand for the twelve months in 2018.

For the twelve month period of 2019, wealth management revenue was down $293 thousand to $3.6 million reflecting the market value changes in assets under management largely from the first quarter. Included in other non-interest income is fee income as well as hedging gains and losses.  Fee income was $1.6 million for the full year of 2019 compared to $1.6 million for the same period in 2018.  Fee income is comprised mainly of FHLB stock dividend income, wire transfer fee income, title fee income, as well as various other less significant income sources.  Hedging losses were $816 thousand for the full year of 2019 compared to hedging gains of $627 thousand for the same period in 2018.

	Year Ended December 31,
(dollars in thousands)	2019	2018
Non-interest income:
Mortgage banking income	$26,167	26,187
Wealth management income	3,624	3,917
SBA loan income	1,448	—
Earnings on investment in life insurance	290	300
Net change in the fair value of derivative instruments	111	(161)
Net change in the fair value of loans held-for-sale	(13)	7
Net change in the fair value of loans held-for-investment	391	(214)
Gain on sale of investment securities available-for-sale	165	—
Service charges	110	115
Other	805	2,204
Total non-interest income	$33,098	32,355

Non-interest expense

Non-interest expenses increased $2.1 million, or 3.9%, to $55.0 million for the year ended December 31, 2019 from $52.9 million in 2018. This increase was mainly attributable to an increase of $452 thousand, or 20.9%, in professional fees for the twelve month periods ended December 31, 2019 compared to the same periods in 2018.  The higher professional fees were due largely to legal and accounting fees incurred as part of the Maryland mortgage licensing issue in the first quarter, in addition to legal fees incurred related to the litigation matter discussed below.

Other non-interest expenses increased $1.2 million, or 29.6%, to $5.1 million when compared to the prior year period. The settlement of the outstanding litigation matter contributed $790 thousand to other non-interest expense, along with $79 thousand of other expense incurred for the previously disclosed Maryland mortgage licensing issue.  Increases in the PA shares tax assessment and FDIC insurance due to the growth of the Bank also contributed to higher other non-interest expenses during the year-to-date period, from the same period in the prior year.

	Year Ended December 31,
(dollars in thousands)	2019	2018
Non-interest expenses:
Salaries and employee benefits	$35,157	34,794
Occupancy and equipment	3,806	3,779
Loan expenses	2,579	2,643
Professional fees	2,614	2,162
Advertising and promotion	2,475	2,355
Data processing	1,327	1,261
Information Technology	1,256	1,107
Communications	675	886
Other	5,130	3,958
Total non-interest expenses	$55,019	52,945

Income tax expense

Income tax expense for the year ended December 31, 2019 was $3.0 million as compared to $2.3 million for the same period in 2018. The effective tax rates for the twelve-month periods ended December 31, 2019 and 2018 were 22.4% and 22.1%, respectively. For more information related to income taxes, refer to footnote 14 in the Notes to Consolidated Financial Statements.

Balance Sheet Summary

Assets

As of December 31, 2019, total assets were $1.2 billion compared with $997.5 million as of December 31, 2018. Total assets increased $152.5 million, or 15.3%, on a year-over-year basis.

This growth was concentrated in our loan portfolio, excluding mortgage loans held for sale, which increased by $126.6 million, or 15.1%, year-over-year. Investment securities and cash decreased $20.9 million, or 24.0%, year-over-year. Our overall asset growth was funded largely by an increase in deposits of $99.0 million, or 13.2%, to $851.2 million at December 31, 2019 from $752.1 million at December 31, 2018.  Increases in borrowings of $6.3 million, or 5.2% year-over-year, as well as an increase of $31.7 million or 343.4% in subordinated debt, also helped to fund the growth in our loan portfolio.

Loans

Our loan portfolio is the largest category of our interest-earning assets. As of December 31, 2019 and 2018, our total loans amounted to $998.4 million and $875.8 million, respectively. Our loan portfolio is comprised of loans originated to be held in portfolio, as well as residential mortgage loans originated for sale.  Meridian engages in the origination of residential mortgages, most typically for 1‑4 family dwellings, with the intention of the Corporation to principally sell substantially all of these loans in the secondary market to qualified investors.  Our loans held in portfolio are originated by our commercial and consumer loan divisions. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses.  We have no particular credit concentration.  Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.  Loans held for investment increased $126.6 million, or 15.1%, for the year ended December 31, 2019.

Loans and leases outstanding at December 31, 2019 and 2018 are detailed by category as follows:

		% of		% of
(dollars in thousands)	2019	Portfolio	2018	Portfolio
Mortgage loans held for sale	$33,704	3.4%	37,695	4.3%
Real estate loans:
Commercial mortgage	362,590	36.3%	325,393	37.1%
Home equity lines and loans	81,583	8.2%	82,286	9.4%
Residential mortgage	53,665	5.4%	53,360	6.1%
Construction	172,044	17.2%	116,906	13.3%
Total real estate loans	669,882	67.0%	577,945	65.9%

Commercial and industrial	273,301	27.3%	254,050	29.0%
Small business loans	21,616	2.2%	5,756	0.7%
Consumer	1,003	0.1%	701	0.1%
Leases, net	697	0.1%	1,335	0.1%
Total portfolio loans and leases	966,499	96.6%	839,787	95.7%
Total loans and leases	$1,000,203	100.0%	877,482	100.0%

Commercial loans, commercial construction loans and commercial real estate loans increased a combined $111.6 million, or 16.0%, for the year ended December 31, 2019.  The growth in the commercial portfolios continues to reflect the work of our strategically expanded lending team as well as strong local market conditions.

Commercial real estate loans. Our commercial real estate loans are secured by real estate that is both owner-occupied and investor owned. Owner-occupied commercial real estate loans generally involve less risk than an investment property and are distinctly reported from non-owner occupied commercial real estate loans for measuring loan concentrations for regulatory purposes. Our owner-occupied commercial real estate loans are originated and managed within our commercial loan department and comprised 37% of our total commercial real estate loan portfolio at December 31, 2019. The remaining commercial real estate loans are managed by our commercial real estate department which offer the following commercial real estate products:

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

Our commercial real estate loans increased by $37.2 million, or 11.4%, to $362.6 million at December 31, 2019 from $325.4 million at December 31, 2018. Our total commercial real estate loan portfolio represented 36.3% and 37.1% of our total loan portfolio at December 31, 2019 and 2018, respectively.

Commercial and Industrial Loans

We provide a variety of variable and fixed rate commercial business loans and lines of credit.  These loans and lines of credit are made to small and medium-sized manufacturers and wholesale, retail and service-related businesses. Additionally, we lend to companies in the technology, healthcare, real estate and financial service industries. Commercial business loans generally include lines of credit and term loans with a maturity of five years or less. The primary source of repayment for commercial business loans is generally operating cash flows of the business and may also include collateralization of inventory, accounts receivable, equipment and/or personal guarantees. Our commercial loans increased by $19.3 million, or 7.6%, to $273.3 million at December 31, 2019 from $254.0 million at December 31, 2018.  The total commercial portfolio represented 27.3% and 29.0% of our total loan portfolio at December 31, 2019 and 2018, respectively.

Small Business Loans

We provide financing to small businesses in various industries that include guarantees under the Small Business Administrations (SBA’s) loan programs.  Our small business loans increased by $15.9 million, or 275.5%, to $21.6 million at December 31, 2019 from $5.8 million at December 31, 2018. The small business loans portfolio represented 2.2% and 0.7% of our total loan portfolio at December 31, 2019 and 2018, respectively.

Residential loans

Our residential loans held in portfolio are primarily secured by single-family homes located in our market areas. Our loan pipeline is fed via our mortgage loan production offices (“LPOs”)  and through relationships with commercial lending and through relationships with sales brokers and agents who actively refer clients to Meridian.   The balance of residential loans in portfolio increased $305 thousand, or 0.6%, to $53.7 million at December 31, 2019 from $53.4 million at December 31, 2018. The total residential loan portfolio represented 5.4% and 6.1% of our total loan portfolio at December 31, 2019 and 2018, respectively.

Consumer and Personal Loans

Our consumer-lending department principally originates home equity based products for our clients and prospects.  These loans typically fund completely at closing.  Additional products include smaller dollar personal loans and our newly introduced student loan refinance product, designed to provide additional flexibility in repayment terms desired in the marketplace.  Our consumer credit products include home equity lines and loans, personal lines and loans, and student loan refinancing. The total consumer loan portfolio represented 0.1% of our total loan portfolio at December 31, 2019 and 2018.

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

As of December 31, 2019 the fair value of our investment portfolio totaled $68.9 million, with an effective tax equivalent yield of 2.65% and an estimated duration of approximately 3.64 years. The majority of our investment portfolio, or 59.1%, consists of residential mortgage‑backed securities, along with 22.2% in municipal securities.  The remainder of our securities portfolio is invested in U.S. Treasuries and other securities.  We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$11,967	—	(101)	11,866
U.S. government agency mortgage-backed securities	5,457	66	(26)	5,497
U.S. government agency collateralized mortgage obligations	35,096	300	(173)	35,223
State and municipal securities	6,354	—	(84)	6,270
Total securities available-for-sale	$58,874	366	(384)	58,856
Securities held to maturity:
State and municipal securities	8,780	223	—	9,003
Total securities held-to-maturity	$8,780	223	—	9,003

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$24,092	45	(271)	23,866
U.S. government agency collateralized mortgage obligations	14,754	52	(142)	14,664
State and municipal securities	11,096	22	(199)	10,919
Investments in mutual funds	1,000	—	(21)	979
Total securities available-for-sale	$50,942	119	(633)	50,428
Securities held to maturity:
U.S. Treasuries	$1,991	—	(13)	1,978
State and municipal securities	10,750	17	(90)	10,677
Total securities held-to-maturity	$12,741	17	(103)	12,655

Asset Quality Summary

As of December 31, 2019, total nonperforming loans and leases decreased by $696 thousand to $3.2 million, representing 0.34% of loans and leases held-for-investment, compared to $3.9 million, or 0.48% of loans and leases held-for-investment as of December 31, 2018. The decrease to nonperforming loans resulted from a decrease of $491 thousand in commercial mortgage loans,  and a decrease of $56 thousand in commercial and industrial loans. Nonperforming residential mortgage loans decreased $603 thousand as well but were offset by a $454 thousand increase in nonperforming home equity loans from December 31, 2018 to December 31, 2019.

As of December 31, 2019, the allowance of $9.5 million represented 1.00% of loans and leases held-for-investment (excluding loans at fair value),  compared to 0.97% as of December 31, 2018. The allowance to non-performing loans increased from 204.85% as of December 31, 2018 to 294.12% as of December 31, 2019.

During 2019 one residential mortgage loan was foreclosed on and the property was recorded within other real estate owned (“OREO”) in the balance sheet at the lower of cost or fair value less cost to sell of $120 thousand.

As of December 31, 2019, the Corporation had $3.9 million of troubled debt restructurings (“TDRs”), of which $3.6 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2018, the Corporation had $4.3 million of TDRs, of which $3.1 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of December 31, 2019, the Corporation had a recorded investment of $7.3 million of impaired loans and leases which included $3.9 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2018 totaled $5.8 million, which included $4.3 million of TDRs. Refer to footnote 6 in the notes to the Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

	As of
	December 31,	December 31,
(dollars in thousands)	2019	2018
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$733	1,224
Home equity lines and loans	537	83
Residential mortgage	1,544	2,147
Total real estate loans	$2,814	3,454
Commercial and industrial	421	477
Total nonaccrual loans	$3,235	3,931
Other real estate owned	120	—
Total non-performing loans	$3,235	3,931
Total non-performing assets	$3,355	3,931

Troubled debt restructurings:
TDRs included in non-performing loans	319	1,219
TDRs in compliance with modified terms	3,599	3,047
Total TDRs	$3,918	4,266

Asset quality ratios:
Non-performing assets to total assets	0.29%	0.39%
Non-performing loans to:
Total loans	0.32%	0.45%
Total loans held-for-investment (excluding loans at fair value)	0.34%	0.48%
Allowance for loan losses to:
Total loans	0.95%	0.92%
Total loans held-for-investment (excluding loans at fair value)	1.00%	0.97%
Non-performing loans	294.12%	204.85%

Total loans and leases	$998,414	875,801
Total loans and leases held-for-investment	$964,710	838,106
Total loans and leases held-for-investment (excluding loans at fair value)	$954,164	826,684
Allowance for loan and lease losses	$9,513	8,053

Deposits and Equity

Deposits increased $99.0 million, or 13.2%, to $851.2 million at December 31, 2019 from $752.1 million at December 31, 2018. This growth year-over-year was across all deposit categories except for interest-bearing demand deposits.  Non-maturity deposits, consisting of demand deposits, NOW accounts, money market accounts and regular savings accounts increased $65.9 million, or 13.9%. Certificates of deposit increased $33.1 million, or 11.9%. Core funding continues to be a strategic initiative and the deposit growth for the fourth quarter resulted from our expanded business development team as well as the efforts from all sales personnel in our branch markets.

The following table summarizes our deposit balances and weighted average rate paid for the periods presented.

	Year ended December 31, 2019			Year ended December 31, 2018
		Weighted			Weighted
	Average	average	Percent of	Average	average		Percent of
(dollars in thousands)	amount	rate paid	total deposits	amount	rate paid		total deposits
Noninterest-bearing deposits	$126,002	—	15.14%	$116,644	—		16.29%
Interest-bearing deposits	396,158	1.69%	47.59%	345,286	1.35%		48.22%
Time deposits:
Under $100,000	19,597	2.34%	2.35%	18,854	1.64%		2.63%
$100,000 and greater	290,696	2.32%	34.92%	235,307	1.82%		32.86%
Total	$832,453	1.97%	100.00%	$716,091	1.54%	%	100.00%

Total equity increased $11.1 million, or 10.2%, to $120.7 million at December 31, 2019 from $109.6 million at December 31, 2018. This increase was attributable to net income recorded for the year ended December 31, 2019.

Liquidity and Capital Resources

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes.  Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization, or that can be used as collateral to secure funding.  In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of SNCs which have a national market and can be sold in a timely manner.  Meridian’s primary liquidity, which totaled $161.5 million at December 31, 2019 compared to $136.6  million at December 31,  2018, includes investments, SNCs, federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs.  Through these relationships, Meridian had available credit of approximately $8.5 million at December 31, 2019.  As a member of the FHLB, we are eligible to borrow up to a specific credit limit which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral.  As of December 31, 2019, Meridian’s maximum borrowing capacity with the FHLB was $507.3 million.  At December 31, 2019, Meridian had borrowed $126.8 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $102.8 million against its available credit lines.  At December 31, 2019, Meridian also had available $39.0 million of unsecured federal funds lines of credit with other financial institutions as well as $161.6 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $45.3 million of available short or long term funding through brokered CD arrangements.  Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

At December 31, 2019, Meridian had $327.8 million in unfunded loan commitments.  Management anticipates these commitments will be funded by means of normal cash flows.  Certificates of deposit greater than or equal to $250 thousand scheduled to mature in one year or less from December 31, 2019 totaled $243.3 million. Management believes that the majority of such deposits will be reinvested with Meridian and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2019, Meridian had a reserve for unfunded loan commitments of $47 thousand.

Meridian meets the definition of “well capitalized” for regulatory purposes on December 31, 2019.  Our capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of Meridian’s overall financial condition or prospects.

Under federal banking laws and regulations, Meridian is required to maintain minimum capital as determined by certain regulatory ratios.  Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition.  Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule.  Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital conservation buffer has been phased in over a  four year period, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2018 and 1.875% for 2018, and effective as of January 1, 2019, the capital conservation buffer is fully phased in at 2.5%.

The following table summarizes data and ratios pertaining to our capital structure.

	December 31, 2019
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Corporation	$166,471	16.10%	$108,576	10.50%	$103,405	10.00%
Bank	166,360	16.09%	108,571	10.50%	103,401	10.00%
Common equity tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	72,384	7.00%	67,214	6.50%
Bank	154,881	14.98%	72,381	7.00%	67,211	6.50%
Tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	87,895	8.50%	82,724	8.00%
Bank	154,881	14.98%	87,891	8.50%	82,721	8.00%
Tier 1 capital (to average assets)
Corporation	115,934	10.55%	43,973	4.00%	54,966	5.00%
Bank	154,881	14.08%	44,013	4.00%	55,017	5.00%

	December 31, 2018 - as revised
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,262	13.66%	$71,585	8.00%	$89,481	10.00%
Common equity tier 1 capital (to risk-weighted assets)	104,881	11.72%	40,266	4.50%	58,163	6.50%
Tier 1 capital (to risk-weighted assets)	104,881	11.72%	53,689	6.00%	71,585	8.00%
Tier 1 capital (to average assets)	104,881	11.16%	37,581	4.00%	46,977	5.00%

*     Does not include capital conservation buffer of 1.250% for 2019 and 1.875% for 2018

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

The following table presents the interest rate gap analysis of our assets and liabilities as of December 31, 2019.

				Greater
				Than
				5 years and
As of December 31, 2019	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$66,856	3,064	13,106	24,990	108,016
Loans, net (1)	558,813	155,846	232,924	41,318	988,901
Other Assets	—	—	—	53,102	53,102
Total Assets	$625,669	158,910	246,030	119,410	1,150,019

Noninterest-bearing deposits	13,271	9,952	21,833	94,394	139,450
Interest-bearing deposits	399,888	—	—	—	399,888
Time deposits	272,331	16,532	22,967	—	311,830
Borrowings	123,676	3,123	—	—	126,799
Other Liabilities	39,878	—	225	11,254	51,357
Total stockholders' equity	—	—	—	120,695	120,695
Total liabilities and stockholders' equity	$849,044	29,607	45,025	226,343	1,150,019
Repricing gap-positive
(Negative) Positive	$(223,375)	129,303	201,005	(106,933)	—
Cumulative repricing gap: Dollar amount	$(223,375)	(94,072)	106,933	—
Percent of total assets	(19.4)%	(8.2)%	9.3%	—

(1)	Loans include portfolio loans and loans held-for-sale

Under the repricing gap analysis, we are liability-sensitive for maturity/repricing 2 years or less.  This reflects management’s shift in focus to short term time deposits and borrowings in a falling rate environment.

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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of December 31, 2019 and 2018  are presented in the following table.  The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp:

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	December 31,
Changes in Market Interest Rates	2019	2018
+300 basis points over next 12 months	0.4%	(1.2)%
+200 basis points over next 12 months	0.6%	(0.7)%
+100 basis points over next 12 months	0.4%	(0.3)%
No Change
-100 basis points over next 12 months	(0.6)%	(0.2)%
-200 basis points over next 12 months	(2.3)%	(0.5)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2019 and liability sensitive as of December 31, 2018.  Read in conjunction with our gap analysis, you can see that although 19.4% more liability balances reprice in the short term, the spread is high enough to continue to improve earnings in a rising rate environment.  However in a falling rate environment the scenario implies that net interest income will be negatively affected by up to 2.3%.

Simulation of economic value of equity.  To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis.  We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments.  Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of December 31,  2019 and 2018, are presented in the following table.  The projections assume shifts ramp upward and downward of the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that in a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than to 0%.

	Estimated increase (decrease) in Net
	Economic Value at December 31,
Changes in Market Interest Rates	2019	2018
+300 basis points	13%	7%
+200 basis points	11%	7%
+100 basis points	7%	5%
No Change
-100 basis points	(12)%	(10)%
-200 basis points	(32)%	(27)%

This economic value of equity profile at December 31, 2019 suggests that we would experience a positive effect from an initial increase in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-earning assets and conversely we would experience a negative effect from an initial decrease in rates.  While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact.  Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meridian Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania
March 30, 2020

Meridian Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2019	2018
Cash and due from banks	$19,106	23,159
Federal funds sold	20,265	793
Cash and cash equivalents	39,371	23,952
Securities available-for-sale (amortized cost of $58,874 and $50,942 as of December 31, 2019 and December 31, 2018)	58,856	50,428
Securities held-to-maturity (fair value of $9,003 and $12,655 as of December 31, 2019 and December 31, 2018)	8,780	12,741
Equity Investments	1,009	—
Mortgage loans held for sale (amortized cost of $33,363 and $37,337 as of December 31, 2019 and December 31, 2018)	33,704	37,695
Loans, net of fees and costs (includes $10,546 and $11,422 of loans at fair value, amortized cost of $10,186 and $11,466 as of December 31, 2019 and December 31, 2018)	964,710	838,106
Allowance for loan and lease losses	(9,513)	(8,053)
Loans, net of the allowance for loan and lease losses	955,197	830,053
Restricted investment in bank stock	8,072	7,002
Bank premises and equipment, net	8,636	9,638
Bank owned life insurance	11,859	11,569
Accrued interest receivable	3,148	2,889
Other real estate owned	120	—
Deferred income taxes (Footnote 1)	2,115	1,728
Goodwill and intangible assets	4,773	5,046
Other assets	14,379	4,739
Total assets	$1,150,019	997,480

Liabilities:
Deposits:
Noninterest bearing	$139,450	126,150
Interest-bearing	711,718	625,980
Total deposits	851,168	752,130
Short-term borrowings	123,676	114,300
Long-term debt	3,123	6,238
Subordinated debentures	40,962	9,239
Accrued interest payable	1,088	305
Other liabilities (Footnote 1)	9,307	5,716
Total liabilities	1,029,324	887,928

Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued and outstanding 6,407,685 and 6,406,795 as of December 31, 2019 and December 31, 2018	6,408	6,407
Surplus	80,196	79,919
Treasury Stock	(3)	—
Retained earnings (Footnote 1)	34,097	23,616
Accumulated other comprehensive loss	(3)	(390)
Total stockholders’ equity	120,695	109,552
Total liabilities and stockholders’ equity	$1,150,019	997,480

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars in thousands, except per share data)	2019	2018
Interest income:
Loans, including fees	$51,127	42,694
Securities:
Taxable	1,248	797
Tax-exempt	324	451
Cash and cash equivalents	164	122
Total interest income	52,863	44,064
Interest expense:
Deposits	13,907	9,227
Borrowings	2,620	2,180
Total interest expense	16,527	11,407
Net interest income	36,336	32,657
Provision for loan losses	901	1,577
Net interest income after provision for loan losses	35,435	31,080
Non-interest income:
Mortgage banking income	26,167	26,187
Wealth management income	3,624	3,917
SBA loan income	1,448	—
Earnings on investment in life insurance	290	300
Net change in the fair value of derivative instruments	111	(161)
Net change in the fair value of loans held-for-sale	(13)	7
Net change in the fair value of loans held-for-investment	391	(214)
Net gain on sale of investment securities available-for-sale	165	—
Service charges	110	115
Other	805	2,204
Total non-interest income	33,098	32,355
Non-interest expenses:
Salaries and employee benefits	35,157	34,794
Occupancy and equipment	3,806	3,779
Loan expenses	2,579	2,643
Professional fees	2,614	2,162
Advertising and promotion	2,475	2,355
Data processing	1,327	1,261
Information technology	1,256	1,107
Communications	675	886
Other	5,130	3,958
Total non-interest expenses	55,019	52,945
Income before income taxes	13,514	10,490
Income tax expense	3,033	2,327
Net income	$10,481	8,163

Basic earnings per common share	$1.64	1.28

Diluted earnings per common share	$1.63	1.27

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2019	2018
Net income:	$10,481	8,163

Other comprehensive income:
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax (benefit) expense of $154, and ($37), respectively	512	(92)
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of ($38), and $0, respectively	(125)	—
Unrealized investment gains (losses), net of tax expense (benefit) of $116, and ($37), respectively	387	(92)
Total other comprehensive income (loss)	387	(92)
Total comprehensive income	$10,868	8,071

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

					Other
	Common		Treasury	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2018 (Footnote 1)	$6,392	79,501		15,453	(298)	101,048
Comprehensive income:
Net income				8,163		8,163
Change in unrealized gains on securities available-for-sale, net of tax					(92)	(92)
Total comprehensive income						8,071
Share-based awards and exercises	15	125				140
Compensation expense related to stock option grants		293				293
Balance, December 31, 2018	$6,407	79,919	—	23,616	(390)	109,552
Comprehensive income:
Net income				10,481		10,481
Change in unrealized gains on securities available-for-sale, net of tax					387	387
Total comprehensive income						10,868
Share-based awards and exercises	1	5				6
Net purchase of treasury stock through publicly announced plans			(3)			(3)
Compensation expense related to stock option grants		272				272
Balance, December 31, 2019	$6,408	80,196	(3)	34,097	(3)	120,695

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2019	2018
Net income	$10,481	8,163
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities	(165)	—
Depreciation and amortization	1,685	1,422
Loss on disposal of premises and equipment	14	—
Provision for loan losses	901	1,577
Compensation expense for stock options	272	293
Net change in fair value of loans held for sale	13	(7)
Net change in fair value of derivative instruments	(111)	161
Net change in fair value of contingent assets	—	177
Gain on sale of OREO	—	(57)
SBA loan income	(1,448)	—
Proceeds from sale of loans	607,122	660,344
Loans originated for sale	(573,416)	(633,219)
Mortgage banking income	(26,167)	(26,187)
Increase in accrued interest receivable	(259)	(353)
Increase in other assets	276	(402)
Earnings from investment in life insurance	(290)	(300)
Deferred income tax (benefit) (Footnote 1)	(503)	(385)
Increase in accrued interest payable	783	89
Increase (decrease) in other liabilities (Footnote 1)	2,382	(286)
Net cash provided by operating activities	21,569	11,030
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	14,046	6,070
Sales	24,627	—
Purchases	(44,679)	(17,094)
Proceeds from sale of OREO	—	494
Settlement of forward contracts	(67)	109
(Increase) decrease in restricted stock	(1,070)	(188)
Net increase in loans	(135,188)	(146,119)
Purchases of premises and equipment	(746)	(1,639)
Proceeds from settlement of loans	—	2,766
Net cash used in investing activities	(143,077)	(155,601)
Cash flows from financing activities:
Net increase in deposits	99,038	125,021
Increase (decrease) in short term borrowings	9,376	12,750
Repayment of long term debt (FHLB advances)	(2,290)	—
Repayment of long term debt (Acquisition note)	(825)	(825)
Repayment of long term debt (Subordinated debt)	(7,432)	(4,069)
Proceeds from issuance of long term debt (Subordinated debt)	40,000	—
Debt issuance costs on Subordinated debt	(942)	—
Net purchase of treasury stock through publicly announced plans	(3)	—
Share based awards and exercises	6	140
Net cash provided by financing activities	136,927	133,017
Net change in cash and cash equivalents	15,419	(11,554)
Cash and cash equivalents at beginning of period	23,952	35,506
Cash and cash equivalents at end of period	$39,371	23,952
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,744	11,318
Income taxes	2,643	2,735
Supplemental disclosure of cash flow information:
Transfers from loans and leases to real estate owned	120	—
Transfers from loans held for sale to loans held for investment	3,561	—
Net loans purchased, not settled	1,001	—
Net loans sold, not settled	(9,255)	—

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

The Bank was incorporated on March 16, 2004 under the laws of the Commonwealth of Pennsylvania and is a Pennsylvania state-chartered bank. The Bank commenced operations on July 8, 2004 and is a full-service bank providing personal and business lending and deposit services through 6 full-service banking offices in Pennsylvania and 9 mortgage loan production offices throughout the Delaware Valley. The Bank and Corporation are headquartered in Malvern, Pennsylvania, located in the western suburbs of Philadelphia and serves southeastern Pennsylvania and the rest of the Delaware Valley.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, the fair value of financial instruments, other-than-temporary impairments of investment securities, the valuations of goodwill and intangible assets, and servicing assets.  Although our current estimates contemplate current conditions and how we expect them to change in the future, due to the impact that the COVID-19 pandemic has had on financial markets and the economy both locally and nationally, it is reasonably possible that this could materially affect these significant estimates and our results of operations and financial condition. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

*     Does not include capital conservation buffer of 1.250% for 2019 and 1.875% for 2018

(c)          Significant Concentrations of Credit Risk

Most of the Corporation’s activities are with customers located within the tri-state area of Pennsylvania, Delaware and New Jersey. Note 4 discusses the types of securities that the Corporation invests in. Note 5 discusses types of lending that the Corporation engages in. Although the Corporation has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Corporation does not have any significant concentrations to any one industry or customer, however there is significant concentration of commercial real estate-backed loans, amounting to 37% and 37% of total loans held for investment, as of December 31, 2019 and December 31, 2018, respectively.

(d)          Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $1.1 million at December 31, 2019.

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

Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities.

The Corporation’s accounting policy specifies that (a) if the Corporation does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other‑than‑temporarily impaired, unless there is a credit loss. When the Corporation does not intend to sell the security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other‑than‑temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Corporation did not recognize any other‑than‑temporary impairment charges during the years ended December 31, 2019 and 2018.

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

Large groups of smaller balance homogeneous residential mortgage and consumer loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual loans of this nature for impairment disclosures, unless such loans become impaired or are troubled and the subject of a restructuring agreement.

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

(h)          Mortgage Banking Activities and Mortgage Loans Held for Sale

The Corporation’s mortgage banking division operates 9 offices in the tri-state area of Pennsylvania, Delaware and New Jersey. The mortgage banking division originates conventional mortgages, FHA, VA, USDA, and other state insured mortgages. The loans are generally sold to various investors in the secondary market. Mortgage loans originated by the Corporation and intended for sale in the secondary market to permanent investors are carried at fair value and are classified as mortgage loans held for sale on the balance sheet. Gains and losses on loan sales are recorded in mortgage banking income.

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

The Corporation utilizes a third-party model to determine the fair value of rate lock commitments or forward sale contracts.  This model uses investor quotes while taking into consideration the probability that the rate lock commitments will close. Net derivative assets and liabilities are recorded within other assets or other liabilities, respectively, on the consolidated balance sheets, with changes in fair value during the period recorded within net change in the fair value of derivative instruments on the consolidated statements of income.

(i)          Loan Servicing Rights

The Corporation sells substantially all of the residential mortgage loans we originate to third parties; however, the Corporation may retain the servicing rights related to some of these loans. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received in return for these services. Mortgage servicing rights (“MSRs") are recognized when a loan’s servicing rights are retained upon sale of a loan.

The Corporation also sells the guaranteed portion of certain Small Business Administration (“SBA”) loans to third parties and retains servicing rights and receives servicing fees.  All such transfers are accounted for as sales.

While the Corporation may retain a portion of certain sold SBA loans, its continuing involvement in the portion of the loan that was sold is limited to certain servicing responsibilities.

These servicing assets amortize to noninterest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying loans.  The servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the servicing assets.

(j)          Other Real Estate Owned

Other real estate owned (OREO) is comprised of property acquired through a foreclosure proceeding or acceptance of a deed‑in‑lieu of foreclosure. The Corporation acquires OREO through the wholly owned subsidiary of the Bank, Apex Realty. OREO is recorded at the lower of cost or fair value, or the loan amount net of estimated selling costs, at the date of foreclosure. The cost basis of OREO is its recorded value at the time of acquisition. After acquisition, valuations are periodically performed by management and subsequent changes in the valuation allowance are charged to OREO expense. Revenues, such as rental income, and holding expenses are included in other income and other expenses, respectively.  The Corporation had $120 and $0 thousand of OREO at December 31, 2019 and 2018, respectively.

(k)          Restricted Investment in Bank Stock

Restricted bank stock is principally comprised of stock in the Federal Home Loan Bank of Pittsburgh (FHLB). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. As of December 31, 2019, and 2018, the Corporation had an investment of $8.0 million and $6.9 million, respectively, related to the FHLB stock. Also included in restricted stock is Atlantic Central Bankers Bank (primary correspondent bank) stock in the amount of $50 thousand as of December 31, 2019 and 2018. All restricted stock is carried at cost.

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

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2019 or 2018.

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

(o)          Employee Benefit Plans

The Corporation has a 401(k) Plan (the Plan) and an Employee Stock Ownership Plan (ESOP). All employees are eligible to participate in the Plan and ESOP after they have attained the age of 21 and have also completed 3 consecutive months of service. Employees must participate in the Plan to be eligible for participation in the ESOP. The employees may contribute to the Plan up to the maximum percentage allowable by law of their compensation. The Corporation may make a discretionary matching contribution to the Plan and the ESOP. Full vesting in the Corporation’s contribution to the Plan and ESOP is over a three‑year period. The Corporation’s contribution to the Plan and ESOP was $636 thousand and $325 thousand, respectively for the year ended December 31, 2019 and $577 thousand and $332 thousand, respectively for the year ended December 31, 2018. During the year ended December 31, 2019, no shares were purchased by the ESOP, while for the year ended December 31, 2018, 4,462 shares were purchased by the ESOP at an average market value of $17.50. Shares in the ESOP that are committed to be released to employees are treated as outstanding shares in the Corporation’s computation of earnings per share. There were 36,619 shares in the ESOP as of December 31, 2019. Shares in the ESOP would be impacted by any stock dividends and stock splits in the same manner as all other outstanding common shares of the Corporation.

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

The Corporation follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2019, and 2018, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. The Corporation’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Corporation is no longer subject to examination by federal, state and local taxing authorities for years before January 1, 2016.

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

The components of other comprehensive income (loss) for the years ended December 31, 2019 and 2018 consist of unrealized holding gains and (losses) arising during the year on available‑for‑sale securities.

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

(u)           Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution that would occur if in the-money stock options were exercised and converted into shares of common stock and restricted stock awards and performance-based stock awards were vested. Proceeds assumed to have been received on options exercises are assumed to be used to purchase shares of the Corporation’s common stock at the average market price during the period, as required by the treasury stock method of accounting. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

(v)Revenue Recognition

The Corporation recognizes all sources of income on the accrual method, with the exception of nonaccrual loans and leases.

The Corporation earns wealth management fee income from investment advisory services provided to individual and 401k customers. Fees that are determined based on the market value of the assets held in their accounts are generally billed quarterly, in arrears, based on the market value of assets at the end of the previous billing period.

Other related services that are based on a fixed fee schedule are recognized when the services are rendered. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e. the trade date. Included in other assets on the balance sheet is a receivable for wealth management fees that have been earned but not yet collected.

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

	Year Ended
	December 31,
(dollars in thousands, except per share data)	2019	2018
Numerator:
Net income available to common stockholders	$10,481	8,163
Denominator for basic earnings per share - weighted average shares outstanding	6,407	6,397
Effect of dilutive common shares	31	30
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,438	6,427
Basic earnings per share	$1.64	1.28
Diluted earnings per share	$1.63	1.27
Antidilutive shares excluded from computation of average dilutive earnings per share	199	126

(3)Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets are detailed below:

	Balance		Balance	Amortization
	December 31,	Amortization	December 31,	Period
(dollars in thousands)	2018	Expense	2019	(in years)
Goodwill - Wealth	$899	—	899	Indefinite
Total Goodwill	899	—	899

Intangible assets - trade name	266	—	266	Indefinite
Intangible assets - customer relationships	3,727	(204)	3,523	20
Intangible assets - non competition agreements	154	(69)	85	4
Total Intangible Assets	4,147	(273)	3,874
Total	$5,046	(273)	4,773

Accumulated amortization on intangible assets was $750 thousand and $477 thousand as of December 31, 2019 and 2018, respectively.

In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill and identifiable intangible assets as of December 31, 2019 and determined it was more likely than not that the fair value of the Corporation, including the wealth reporting unit where the goodwill and identifiable intangible assets are held, was more than its carrying amount.

At December 31, 2019, the schedule of future intangible asset amortization is as follows (in thousands):

2020	273
2021	221
2022	204
2023	204
2024	204
Thereafter	2,502
$3,608

(4)Securities

The amortized cost and approximate fair value of securities as of December 31, 2019 and 2018 are as follows:

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$11,967	—	(101)	11,866
U.S. government agency mortgage-backed securities	5,457	66	(26)	5,497
U.S. government agency collateralized mortgage obligations	35,096	300	(173)	35,223
State and municipal securities	6,354	—	(84)	6,270
Total securities available-for-sale	$58,874	366	(384)	58,856
Securities held to maturity:
State and municipal securities	8,780	223	—	9,003
Total securities held-to-maturity	$8,780	223	—	9,003

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$24,092	45	(271)	23,866
U.S. government agency collateralized mortgage obligations	14,754	52	(142)	14,664
State and municipal securities	11,096	22	(199)	10,919
Investments in mutual funds	1,000	—	(21)	979
Total securities available-for-sale	$50,942	119	(633)	50,428
Securities held to maturity:
U.S. Treasuries	$1,991	—	(13)	1,978
State and municipal securities	10,750	17	(90)	10,677
Total securities held-to-maturity	$12,741	17	(103)	12,655

At December 31, 2019, the Corporation had an investment in mutual funds with a fair value of $1 million. At December 31, 2019, the Corporation had nine U.S. asset backed securities, one U.S. Government sponsored agency mortgage‑backed security, fifteen U.S. Government sponsored agency collateralized mortgage obligations, and six State and municipal securities in unrealized loss positions. At December 31, 2018, the Corporation had two U.S. Treasuries, twenty-four U.S. Government sponsored agency mortgage-backed securities, twelve U.S. Government sponsored agency collateralized mortgage obligations, twenty-six State and municipal securities, and one mutual fund in realized loss positions. As of

December 31, 2019, the temporary impairment is primarily the result of changes in market interest rates subsequent to purchase and the Corporation did not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other‑than‑temporarily impaired.

As of December 31, 2019 and 2018, securities having a fair value of $19.5 million and $20.6 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2019 and 2018:

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$11,866	(101)	—	—	11,866	(101)
U.S. government agency mortgage-backed securities	—	—	1,636	(26)	1,636	(26)
U.S. government agency collateralized mortgage obligations	16,283	(116)	3,108	(57)	19,391	(173)
State and municipal securities	6,270	(84)	—	—	6,270	(84)
Total securities available-for-sale	$34,419	(301)	4,744	(83)	39,163	(384)

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. government agency mortgage-backed securities	$2,354	(6)	15,223	(265)	17,577	(271)
U.S. government agency collateralized mortgage obligations	2,636	(14)	5,620	(128)	8,256	(142)
State and municipal securities	957	(11)	8,746	(188)	9,703	(199)
Investments in mutual funds	980	(21)	—	—	980	(21)
Total securities available-for-sale	$6,927	(52)	29,589	(581)	36,516	(633)
Securities held-to-maturity:
U.S. Treasuries	$—	—	1,978	(13)	1,978	(13)
State and municipal securities	1,545	(5)	4,783	(85)	6,328	(90)
Total securities held-to-maturity	$1,545	(5)	6,761	(98)	8,306	(103)

The amortized cost and carrying value of securities at December 31, 2019 and 2018 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2019				December 31, 2018
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	—	—	$906	902	1,991	1,978
Due after one year through five years	—	—	4,242	4,311	1,236	1,226	3,154	3,148
Due after five years through ten years	1,329	1,324	4,538	4,692	6,411	6,290	7,596	7,529
Due after ten years	16,992	16,812	—	—	2,543	2,501	—	—
Subtotal	18,321	18,136	8,780	9,003	11,096	10,919	12,741	12,655
Mortgage-related securities	40,553	40,720	—	—	38,846	38,530	—	—
Mutual funds with no stated maturity	—	—	—	—	1,000	979	—	—
Total	$58,874	58,856	8,780	9,003	$50,942	50,428	12,741	12,655

Proceeds from the sale of available for sale investment securities totaled $24.6 million for the year ended December 31, 2019. Net gain on sale of available for sale securities totaled $165 thousand for the year ended December 31, 2019.  There were no sales of available for sale securities for the year ended December 31, 2019.

(5)Loans Receivable

Loans and leases outstanding at December 31, 2019 and 2018 are detailed by category as follows:

	December 31,	December 31,
(dollars in thousands)	2019	2018
Mortgage loans held for sale	$33,704	37,695
Real estate loans:
Commercial mortgage	362,590	325,393
Home equity lines and loans	81,583	82,286
Residential mortgage (1)	53,665	53,360
Construction	172,044	116,906
Total real estate loans	669,882	577,945

Commercial and industrial	273,301	254,050
Small business loans	21,616	5,756
Consumer	1,003	701
Leases, net	697	1,335
Total portfolio loans and leases	966,499	839,787
Total loans and leases	$1,000,203	877,482

Loans with predetermined rates	$293,114	264,376
Loans with adjustable or floating rates	707,089	613,106
Total loans and leases	$1,000,203	877,482

Net deferred loan origination (fees) costs	$(1,789)	(1,681)

(1) Includes $10,546 and $11,422 of loans at fair value as of December 31, 2019 and 2018, respectively.

Components of the net investment in leases at December 31, 2019 and 2018 are detailed as follows:

	December 31,	December 31,
(dollars in thousands)	2019	2018
Minimum lease payments receivable	$729	1,420
Unearned lease income	(32)	(85)
Total	$697	1,335

Age Analysis of Past Due Loans and Leases

The following table presents an aging of the Corporation’s loan and lease portfolio as of December 31, 2019 and 2018, respectively:

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2019	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	361,857	361,857	733	362,590	0.20%
Home equity lines and loans	—	—	—	81,046	81,046	537	81,583	0.66
Residential mortgage (1)	4,675	—	4,675	47,446	52,121	1,544	53,665	11.59
Construction	—	—	—	172,044	172,044	—	172,044	—
Commercial and industrial	206	—	206	272,674	272,880	421	273,301	0.23
Small business loans	—	—	—	21,616	21,616	—	21,616	—
Consumer	—	—	—	1,003	1,003	—	1,003	—
Leases	162	—	162	535	697	—	697	23.24
Total	$5,043	—	5,043	958,221	963,264	3,235	966,499	0.86%

(1) Includes $10,546 of loans at fair value as of December 31, 2019  ($9,056 of current, $786 of 30-89 days past due and $704 of nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2018	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	324,169	324,169	1,224	325,393	0.38%
Home equity lines and loans	348	—	348	81,855	82,203	83	82,286	0.52
Residential mortgage (1)	195	—	195	51,018	51,213	2,147	53,360	4.39
Construction	—	—	—	116,906	116,906	—	116,906	—
Commercial and industrial	217	—	217	253,356	253,573	477	254,050	0.27
Small business loans	—	—	—	5,756	5,756	—	5,756	—
Consumer	—	—	—	701	701	—	701	—
Leases	49	—	49	1,286	1,335	—	1,335	3.67
Total	$809	—	809	835,047	835,856	3,931	839,787	0.56%

(1) Includes $11,422 of loans at fair value as of December 31, 2018  ($10,098 of current,  $187 of 30-89 days past due and $1,137 of nonaccrual).

(6)Allowance for Loan and Lease Losses (the Allowance)

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

Roll-Forward of the Allowance by Portfolio Segment

The following tables detail the roll‑forward of the Corporation’s Allowance, by portfolio segment, as of December 31, 2019 and 2018, respectively:

	Balance,				Balance,
(dollars in thousands)	December 31, 2018	Charge-offs	Recoveries	Provision	December 31, 2019
Commercial mortgage	$3,209	—	237	(20)	3,426
Home Equity lines and loans	323	—	10	9	342
Residential mortgage	191	—	5	(17)	179
Construction	1,627	—	—	735	2,362
Commercial and industrial	2,612	(30)	333	(231)	2,684
Small business loans	78	—	—	431	509
Consumer	3	—	4	(1)	6
Leases	10	—	—	(5)	5
Total	$8,053	(30)	589	901	9,513

	Balance,				Balance,
(dollars in thousands)	December 31, 2017	Charge-offs	Recoveries	Provision	December 31, 2018
Commercial mortgage	$2,434	—	7	768	3,209
Home Equity lines and loans	280	(221)	18	246	323
Residential mortgage	82	—	61	48	191
Construction	1,689	—	—	(62)	1,627
Commercial and industrial	2,097	(244)	142	617	2,612
Small business loans	117	—	—	(39)	78
Consumer	5	—	4	(6)	3
Leases	5	—	—	5	10
Total	$6,709	(465)	232	1,577	8,053

The Allowance Allocated by Portfolio Segment

The following table details the allocation of the Allowance and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2019 respectively:

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2019	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,426	3,426	$2,138	360,452	362,590
Home Equity lines and loans	46	296	342	536	81,047	81,583
Residential mortgage	—	179	179	854	42,265	43,119
Construction	—	2,362	2,362	1,247	170,797	172,044
Commercial and industrial	27	2,657	2,684	1,288	272,013	273,301
Small business loans	63	446	509	1,244	20,372	21,616
Consumer	—	6	6	—	1,003	1,003
Leases	—	5	5	—	697	697
Total	$136	9,377	9,513	$7,307	948,646	955,953	(1)

(1)	Excludes deferred fees and loans carried at fair value.

The following table details the allocation of the Allowance and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2018 respectively:

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2018	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,209	3,209	$1,929	323,464	325,393
Home Equity lines and loans	—	323	323	83	82,203	82,286
Residential mortgage	—	191	191	969	40,969	41,938
Construction	—	1,627	1,627	1,281	115,625	116,906
Commercial and industrial	103	2,509	2,612	443	253,607	254,050
Small business loans	—	78	78	1,094	4,662	5,756
Consumer	—	3	3	—	701	701
Leases	—	10	10	—	1,335	1,335
Total	$103	7,950	8,053	$5,799	822,566	828,365	(1)

(1)	Excludes deferred fees and loans carried at fair value.

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

The following table details the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2019 and 2018, respectively:

December 31, 2019		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$353,724	5,821	3,045	—	362,590
Home equity lines and loans	81,046	—	537	—	81,583
Construction	170,823	1,221	—	—	172,044
Commercial and industrial	251,320	9,648	12,333	—	273,301
Small business loans	20,351	—	1,265	—	21,616
Total	$877,264	16,690	17,180	—	911,134

December 31, 2018		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$320,130	3,713	1,550	—	325,393
Home equity lines and loans	82,121	—	165	—	82,286
Construction	114,249	2,657	—	—	116,906
Commercial and industrial	234,813	12,590	6,617	30	254,050
Small business loans	4,368	30	1,358	—	5,756
Total	$755,681	18,990	9,690	30	784,391

In addition to credit quality indicators as shown in the above tables, Allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as December 31, 2019 and 2018, respectively. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below for the twelve months ended December 31, 2019 and 2018, respectively.

	December 31, 2019			December 31, 2018
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$42,265	854	43,119	$40,969	969	41,938
Consumer	1,003	—	1,003	701	—	701
Leases	697	—	697	1,335	—	1,335
Total	$43,965	854	44,819	$43,005	969	43,974

There were five nonperforming residential mortgage loans at December 31, 2019 and six at December 31, 2018 with a combined outstanding principal balance of $839 thousand and $1.9 million, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the periods.

	At December 31, 2019				At December 31, 2018
				Average				Average
	Recorded	Principal	Related	recorded	Recorded	Principal	Related	recorded
(dollars in thousands)	investment	balance	allowance	investment	investment	balance	allowance	investment
Impaired loans with related allowance:
Commercial mortgage	$—	—	—	—	—	—	—	—
Commercial and industrial	617	617	27	622	676	679	103	680
Small business loans	1,002	1,002	63	1,027	—	—	—	—
Home equity lines and loans	461	461	46	462	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Total	2,080	2,080	136	2,111	676	679	103	680
Impaired loans without related allowance:
Commercial mortgage	$2,138	2,173	—	2,162	1,929	2,379	—	1,982
Commercial and industrial	671	718	—	693	598	682	—	618
Small business loans	242	242	—	250	263	263	—	267
Home equity lines and loans	75	75	—	76	83	89	—	84
Residential mortgage	854	854	—	855	969	978	—	978
Construction	1,247	1,248	—	1,262	1,281	1,281	—	1,293
Total	5,227	5,310	—	5,298	5,123	5,672	—	5,222
Grand Total	$7,307	7,390	136	7,409	5,799	6,351	103	5,902

Interest income recognized on performing impaired loans amounted to $206 thousand and $327 thousand for the twelve months ended December 31, 2019 and 2018, respectively.

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

The balance of TDRs at December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
(dollars in thousands)	2019	2018
TDRs included in nonperforming loans and leases	$319	1,219
TDRs in compliance with modified terms	3,599	3,047
Total TDRs	$3,918	4,266

There were no loan and lease modifications granted during the year ended December 31, 2019 that were categorized as TDRs.

The following table presents information regarding loan and lease modifications granted during the year ended December 31, 2018 that were categorized as TDRs:

	For the Year Ended December 31, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance
Real Estate:
Commercial mortgage	1	$796	$796	$—
Land and Construction	1	1,628	1,628	—
Commercial and industrial	2	282	282	63
Small business loans	1	267	267
Total	5	$2,973	$2,973	$63

No loan and lease modifications granted during the twelve months ended December 31, 2019 and 2018 subsequently defaulted during the same time period.

The following table presents information regarding the number of contracts by type of loan and lease modifications made for the twelve months ended December 31, 2018:

	For the Year Ended
	December 31, 2018
		Interest Rate
	Loan Term	Change and Loan
	Extension	Term Extension
Real Estate:
Commercial Mortgage	1	—
Land and Construction	1	—
Commercial and industrial	1	1
Small business loans	1	—
Total	4	1

(7)Bank Premises and Equipment

The components of premises and equipment at December 31, 2019 and 2018 are as follows:

(dollars in thousands)	2019	2018
Building	$4,141	3,824
Leasehold improvements	3,156	3,013
Land	600	600
Land Improvements	215	215
Furniture, fixtures and equipment	2,574	2,447
Computer equipment and data processing software	6,360	6,211
Construction in process	102	118
Less: accumulated depreciation	(8,512)	(6,790)
Total	$8,636	9,638

Total depreciation expense for the years ended December 31, 2019 and 2018 totaled $1.7 million and $1.7 million, respectively.

(8)Deposits

The components of deposits at December 31, 2019 and 2018 are as follows:

(dollars in thousands)	2019	2018
Demand, noninterest bearing	$139,450	126,150
Demand, interest-bearing	94,416	114,610
Savings accounts	3,231	3,097
Money market accounts	302,242	229,557
Time deposits	311,829	278,716
Total	$851,168	752,130

The aggregate amount of time deposits in denominations over $250 thousand were $271.1 million and $233.7 milllion as of December 31, 2019 and 2018, respectively.

At December 31, 2019, the scheduled maturities of time deposits are as follows (in thousands):

2020	$261,473
2021	27,438
2022	727
2023	11,249
2024	10,942
$311,829

(9)Short‑Term Borrowings and Long‑Term Debt

The Corporation’s short‑term borrowings generally consist of federal funds purchased and short‑term borrowings extended under agreements with Federal Home Loan Bank of Pittsburgh. The Corporation has two Federal Funds borrowing facilities with correspondent banks: one of $15 million and one of $24 million, respectively, which are both unsecured.  Federal funds purchased generally represent one‑day borrowings. The Corporation had no Federal funds purchased at December 31, 2019 or December 31, 2018, respectively. The Corporation also has a facility with the Federal Reserve discount window of $10.4 million that is fully secured by investment securities and loans. There were no borrowings under this facility at December 31, 2019.

Short‑term borrowings as of December 31, 2019 consisted of short‑term advances from FHLB of Pittsburgh in the amounts of $102.3 million with interest at 1.81%,  $7.7 million with interest of 1.59%,  $5.1 million with interest at 1.59%,  $5.0 million with interest at 2.76%,  $3.1 million with interest of 2.03%, as well as the acquisition note for the Wealth division that had a balance of $413 thousand as of December 31, 2019.

Short‑term borrowings as of December 31, 2018 consisted of short‑term advances from FHLB of Pittsburgh in the amount of $112.5 million with interest at 2.62%,  $1.8 million with an original terms of 4 years and interest at 1.70%.

Long‑term debt at December 31, 2019 consisted of the following fixed rate notes with the FHLB of Pittsburgh:

			Balance as of
	Maturity	Interest	December 31,	December 31,
(dollars in thousands)	date	rate	2019	2018
Mid-term Repo-fixed	06/28/21	1.88%	$3,123	—
Mid-term Repo-fixed	08/10/20	2.76	—	5,000
Acquisition Purchase Note (1)	04/01/20	3.00	—	1,238
Total			$3,123	6,238

(1)	The acquisition purchase note for the Wealth division is classified as short-term borrowing at December 31, 2019.

The FHLB of Pittsburgh had issued $102.8 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2019.

The Corporation has a maximum borrowing capacity with the FHLB of Pittsburgh of $507.3 million and $437.2 million as of December 31, 2019 and 2018, respectively. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(10)Subordinated Debentures

In December 2008, the Bank issued $550 thousand of mandatory convertible unsecured subordinated debentures (2008 Debentures). The 2008 Debentures have a maturity date of December 18, 2023 and interest on the 2008 Debentures is paid quarterly at 6%. The 2008 Debentures are convertible into 1 share of the Bank’s common stock for every $15 in principal amount of the 2008 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank. The 2008 Debentures began to repay principal in eight equal installments which commenced in December of 2016. As of December 31, 2019, $225 thousand of the 2008 Debentures remained outstanding, after pay downs of $119 thousand during 2019.

In December 2011, the Bank issued $1.4 million of mandatory convertible unsecured subordinated debentures (2011 Debentures). The 2011 Debentures have a maturity date of December 31, 2026 and interest on the 2011 Debentures is paid quarterly at 6%. The 2011 Debentures are convertible into 1 share of the Bank’s common stock for every $17 in principal amount of the 2011 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank.  The 2011 Debentures began to repay principal in eight equal installments which commenced in December of 2019. As of December 31, 2019, $809 thousand of the 2011 Debentures remained outstanding, after pay downs of $116 thousand during 2019.

In April 2013, the Bank issued $1.4 million of mandatory convertible unsecured subordinated debentures (2013 Debentures). The 2013 Debentures have a maturity date of December 31, 2028 and interest on the 2013 Debentures is paid quarterly at 6.5%. The 2013 Debentures are convertible into 1 share of the Bank’s common stock for every $22 in principal amount of the 2013 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank. As of December 31, 2019, $870 thousand of the 2013 Debentures remained outstanding, after pay downs of $0 thousand during 2019.

In June, August and September 2014, the Bank issued $3 million, $100 thousand, and $7 million of non-convertible unsecured subordinated debentures (2014 Debentures). The 2014 Debentures have maturity dates of June 30, 2024,

June 30, 2024 and September 30, 2024, respectively. Interest on all three tranches of the 2014 Debentures is paid quarterly at 7.25%.  As of December 31, 2019, the Coporation redeemed the remaining $7.1 million of 2014 Debentures.

Upon formation of the bank holding company as described in detail in footnote 1, the Corporation assumed the 2008, 2011, 2013 and 2014 Debentures that were originally issued by the Bank.

In December 2019, The Corporation issued $40 million of fixed-to-floating rate mandatory convertible unsecured subordinated debentures (2019 Debentures). The 2019 Debentures have a maturity date of December 30, 2029 and interest on the 2019 Debentures is paid semiannually at 5.375%. The debt issuance costs are included as a direct deduction from the debt liability and these costs are amortized to interest expense using the effective yield method.

The 2008, 2011, and 2013 Debentures are includable as Tier 2 capital for determining the Bank’s compliance with regulatory capital requirements (see footnote 19). The 2019 Debentures are included as Tier 2 capital for the Corporation and as Tier 1 capital for the Bank.

(11)Servicing Assets

The Corporation sells certain residential mortgage loans and the guaranteed portion of certain SBA loans to third parties and retains servicing rights and receives servicing fees. All such transfers are accounted for as sales. When the Corporation sells a residential mortgage loan, it does not retain any portion of that loan and its continuing involvement in such transfers is limited to certain servicing responsibilities. While the Corporation may retain a portion of certain sold SBA loans, its continuing involvement in the portion of the loan that was sold is limited to certain servicing responsibilities. When the contractual servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. The Corporation accounts for the transfers and servicing of financial assets in accordance with ASC 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

Residential Mortgage Loans

MSRs are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  MSR’s are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR.  The Corporation serviced $60.3 million and $24.9 million of residential mortgage loans as of December 31, 2019 and 2018, respectively. During the twelve months ended December 31, 2019, the Corporation recognized servicing fee income of $372 thousand, compared to $241 thousand during the twelve months ended December 31, 2018, respectively.

Changes in the MSR balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2019	2018
Balance at beginning of the period	$232	—
Servicing rights capitalized	372	241
Amortization of servicing rights	(60)	(9)
Change in valuation allowance	(98)	—
Balance at end of the period	$446	232

Activity in the valuation allowance for MSR’s was as follows:

	Year Ended December 31,
(dollars in thousands)	2019	2018
Valuation allowance, beginning of period	$—	—
Impairment	(98)	—
Recovery	—	—
Valuation allowance, end of period	$(98)	—

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2019, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 13.08% and a discount rate equal to 9.00%.  At December 31, 2018, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 11.78% and a discount rate equal to 9.5%.

At December 31, 2019 and 2018, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2019	December 31, 2018
Fair value of residential mortgage servicing rights	$446	$213

Weighted average life (years)	7.8	3.4

Prepayment speed	13.08%	11.78%
Impact on fair value:
10% adverse change	$(19)	$(9)
20% adverse change	(37)	(17)

Discount rate	9.00%	9.50%
Impact on fair value:
10% adverse change	$(14)	$(8)
20% adverse change	(27)	(15)

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

SBA Loans

SBA loan servicing assets are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset.  The Corporation serviced $18.0 million of SBA loans, as of December 31, 2019 and no SBA loans, as of December 31, 2018.  During the year ended December 31, 2019, the Corporation recognized servicing fee income of $25 thousand.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2019	2018
Balance at beginning of the period	$—	—
Servicing rights capitalized	383	—
Amortization of servicing rights	(20)	—
Change in valuation allowance	(26)	—
Balance at end of the period	$337	—

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Year Ended December 31,
(dollars in thousands)	2019	2018
Valuation allowance, beginning of period	$—	—
Impairment	(26)	—
Recovery	—	—
Valuation allowance, end of period	$(26)	—

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2019, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 10.77%, and a discount rate equal to 11.28%. The Corporation did not service SBA loans at December 31, 2018.

At December 31, 2019, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2019
Fair value of SBA loan servicing rights	$337

Weighted average life (years)	4.3

Prepayment speed	10.77%
Impact on fair value:
10% adverse change	$(12)
20% adverse change	(23)

Discount rate	11.28%
Impact on fair value:
10% adverse change	$(9)
20% adverse change	(18)

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

(12)Lease Commitments

The Corporation leases seventeen branch spaces from third parties under operating lease agreements expiring at different periods through February 2030. Under all current agreements, the Corporation is responsible for its portion of real estate taxes, utilities, insurance, and repairs and maintenance.

Total rental expense for the years ended December 31, 2019 and 2018 was $1.3 million and $1.4 million, respectively. Future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

Future minimum lease payments

(dollars in thousands)
2020	$1,133
2021	1,027
2022	857
2023	750
2024	764
Thereafter	3,319
$7,850

(13)Stock-Based Compensation

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

The Meridian Bank 2016 Equity Incentive Plan (2016 Plan) was amended on May 24, 2018 to authorize the Board of Directors to grant up to an aggregate of 686,900 awards,  as adjusted for the 2016 5% stock dividend. A total of 128,450 options have been granted under the 2016 Plan through December 31, 2019. Options granted under the 2016 Plan to directors are nonqualified options, while options granted to officers and other employees are incentive stock options, and are subject to the limitations under Section 422 of the Internal Revenue Code.

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

The following table provides information about options outstanding as of December 31, 2019 and 2018:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding at December 31, 2017	211,915	$14.99	$4.00
Exercised	(14,508)	12.43	3.44
Granted	79,450	17.70	5.49
Forfeited	(2,787)	17.94	4.27
Outstanding at December 31, 2018	274,070	15.88	4.46
Exercised	(689)	11.79	3.89
Granted	73,000	17.03	4.90
Outstanding at December 31, 2019	346,381	16.13	4.55
Exercisable at December 31, 2019	240,208	15.52	4.34
Nonvested at December 31, 2019	106,173	$17.49	$5.03

The weighted average remaining contractual life of the outstanding stock options at December 31, 2019 is 7.2 years. The range of exercise prices is $9.88 to $19.00. The aggregate intrinsic value of options outstanding and exercisable was $240 thousand as of December 31, 2019.

The fair value of each option granted in 2019 was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk‑free interest rate of between 1.95% and 2.61%, expected life of 5.75 years, and expected volatility of between 22.44% and 22.48% based on an average of the Corporation’s share price since going public and the expected volatility of similar public financial institutions in the Corporation’s market area for the period before the Corporation went public. The weighted average fair value of options granted in 2019 was $4.84 to $5.30 per share.

The fair value of each option granted in 2018 was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk‑free interest rate of between 2.84% and  3.06%, expected life of 5.75 years, and expected volatility of 19.68% and 26.11% based on an average of the Corporation’s share price since going public and the expected volatility of similar public financial institutions in the Corporation’s market area. The weighted average fair value of options granted in 2018 was $4.87 to $5.52 per share.

Total stock compensation cost for the twelve months ended December 31, 2019 and December 31, 2018 was $272 thousand and $293 thousand, respectively. During the twelve months ended December 31, 2019, the Corporation received $128 thousand from the exercise of stock options. There were no tax benefits recognized related to stock compensation cost for the twelve months ended December 31, 2019.

In accordance with ASU 2016-09 – Compensation – Stock Compensation (ASU 2016-09), forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2019, we did not recognize any forfeitures of shares of stock options that were granted to officers and other employees.

As of December 31, 2019, there was $350 thousand of unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of 1.14 years.

(14)Income Taxes

The components of the federal and state income tax expense for the years ended December 31, 2019 and 2018 are as follows:

(dollars in thousands)	2019	2018
Federal:
Current	$3,287	2,413
Deferred	(489)	(288)
	2,798	2,125
State:
Current	249	207
Deferred	(14)	(5)
	235	202
Totals	$3,033	2,327

A reconciliation of the statutory income tax at 21% to the income tax expense included in the statement of operations is as follows for 2019 and 2018, respectively:

(dollars in thousands)	2019		2018
Federal income tax at statutory rate	$2,838	21.0%	2,203	21.0%
State tax expense, net of federal benefit	186	1.4	160	1.5
Tax exempt interest	(65)	(0.5)	(92)	(0.9)
Bank owned life insurance	(61)	(0.5)	(63)	(0.6)
Incentive stock options	66	0.5	52	0.5
Other	69	0.5	67	0.6
Effective income tax rate	$3,033	22.4%	2,327	22.1%

The components of the net deferred tax asset at December 31, 2019 and 2018 are as follows:

(dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan and lease losses	$2,111	1,802
Litigation reserve	220	—
Intangibles	58	74
Accrued incentive compensation	176	—
Accrued retirement	432	380
Unrealized loss on available for sale securities	2	118
Deferred rent	142	155
Mortgage repurchase reserve	16	15
Other	78	169
Total deferred tax asset	3,235	2,713
Deferred tax liabilities:
Property and equipment	(388)	(524)
Loan servicing rights	(183)	—
Mortgage pipeline fair-value adjustment	(77)	(80)
Hedge instrument fair-value adjustment	(41)	(16)
Prepaid expenses	(152)	(131)
Deferred loan costs	(279)	(234)
Total deferred tax liability	(1,120)	(985)
Net deferred tax asset	$2,115	1,728

The effective tax rates for the twelve-month periods ended December 31, 2019 and 2018 were 22.4% and 22.1% respectively. The increase in rate from 22.1% to 22.4% between 2018 and 2019 was directly related to a decrease in the impact of tax exempt interest.

Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. During 2019 and 2018 we did not recognize income tax expense related to tax reform.

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

As of December 31, 2019, the Corporation had an investment in low income housing tax credits of $1.5 million on which it recognized tax credits of $224 thousand, amortization of $245 thousand and tax benefits from losses of $33 thousand during the year ended December 31, 2019.

(15)Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of FASB ASU 2014-09 (Topic 606), “Revenue for Contracts with Customers” (ASC 606) is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the year ended December 31, 2019 (in accordance with ASC 606), and for the year ended December 31, 2018 (in accordance with ASC 605 – Revenue Recognition) as the Corporation adopted ASC 606 as of December 31, 2019. Items for the year ended December 31, 2019 outside the scope of ASC 606 are noted as such.

	Year Ended December 31, 2019				Year Ended December 31, 2018
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Non-interest Income
Mortgage banking income (1)	$268	—	25,899	26,167	$124	—	26,063	26,187
Wealth management income	92	3,532	—	3,624	200	3,717	—	3,917
SBA income (1)	1,448	—	—	1,448	—	—	—	—
Net change in fair values (1)	(29)	—	518	489	—	—	(368)	(368)
Earnings on investment in life insurance (1)	290	—	—	290	300	—	—	300
Gain on sale of securities (1)	165	—	—	165	—	—	—	—
Dividends on FHLB stock (1)	430	—	—	430	168	—	—	168
Service charges on deposit accounts	110	—	—	110	115	—	—	115
Other (2)	819	—	(444)	375	1,058	—	978	2,036
Non-interest income	$3,593	3,532	25,973	33,098	$1,965	3,717	26,673	32,355

(1)	Not within the scope of ASC 606.
(2)

Other operating non-interest income includes wire transfer fees, ATM/debit card commissions, and title fee income totaling $621 thousand and $530 thousand for the years ended December 31, 2019 and 2018, respectively, which are in the scope of ASC 606.

A description of the Corporation’s primary revenue streams accounted for under ASC 606 follows:

Wealth Management Income:  The Corporation earns wealth management fee income from investment advisory services provided to individual and 401k customers. Fees that are determined based on the market value of the assets held in their accounts are generally billed quarterly, in arrears, based on the market value of assets at the end of the previous billing period. Other related services that are based on a fixed fee schedule are recognized when the services are rendered. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e. the trade date. Included in other assets on the balance sheet is a receivable for wealth management fees that have been earned but not yet collected.

Service Charges on Deposit Accounts: The Corporation earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Gains/Losses on Sales of OREO: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  There were no such sales of OREO for the years ended December 31, 2019 or 2018.

(16)Transactions with Executive Officers, Directors and Principal Stockholders

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties). Loans receivable from related parties totaled $3.7 million and $3.5 million at December 31, 2019 and 2018, respectively. Advances and repayments during 2019 totaled $8.7 million and $8.5 million respectively. Advances and repayments during 2018 totaled $5.6 million and $3.5 million respectively. Deposits of related parties totaled $20.2 million and $17.8 million at December 31, 2019 and 2018, respectively. Subordinated debt held by related parties totaled $519 thousand and $616 thousand at December 31, 2019 and 2018, respectively.

The Corporation paid legal fees of $16 thousand and $32  thousand to a law firm of a director for the years ended December 31, 2019 and 2018, respectively.

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

A summary of the Corporation’s financial instrument commitments at December 31, 2019 and 2018 is as follows:

(dollars in thousands)	2019	2018
Commitments to grant loans and commitments under lines of credit	$327,788	290,614
Letters of credit	9,750	5,158

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

Outstanding letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2019 and 2018 for guarantees under standby letters of credit issues is not material.

Included in commitments to grant loans are mortgage loan commitments of $72.9 million and $33.4 million in 2019 and 2018, respectively, which included interest rate lock commitments. These rate lock commitments represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Corporation to lend funds to a potential borrower at the specified rate, regardless of whether interest rates change between the commitment date and the loan funding date. The Corporation’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loans. As such, these commitments are subject to interest rate risk and related price risk during the period from interest rate lock commitment through the loan funding date or expiration date. The Corporation economically hedges its mandatory sales channel using the forward sale of mortgage-backed securities, in addition to best-efforts forward sale commitments to substantially eliminate these risks. At December 31, 2019 and 2018, the Corporation had a notional amount of $62.8 million and $26.5 million, respectively. At December 31, 2019 and 2018, the Corporation had best efforts forward sale commitments to sell loans amounting to $18.6 million and $9.3 million, respectively. The Corporation is only obligated to settle the forward sale commitment if the loan closes in accordance with the terms of the interest rate lock commitment. The Corporation’s forward sale commitments generally expire within 90 days.

Loans sold under FHA or investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors may be subject to repurchase or indemnification if the loan is two or three months delinquent during a set period that usually varies from the first six months to a year after the loan is sold. At December 31, 2019 there were no indemnification or repurchase requests pending. Although repurchases and losses have been infrequent, repurchase reserves of $71 thousand and $68 thousand were recorded as of December 31, 2019 and 2018. There were no such repurchases for the year ended December 31, 2019.

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

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In September 2019, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation.  Although the Bank believes it had strong and meritorious defenses, given the expense and inconvenience of  litigation, on July 24, 2019 through mediation, the Bank reached an agreement in principle with the plaintiffs to settle this litigation for $990 thousand in total. The Bank had a litigation reserve of $990 thousand at December 31, 2019.  The parties submitted a negotiated settlement agreement to the court, and received final court approval on December 19, 2019. On February 29, 2020 the Bank made a payment, which included additional minor expenses, of $1.0 million in final settlement of this matter.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk‑weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2019, that the Bank and the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2019, the Federal Deposit Insurance Corporation categorized the Bank and the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s and the Corporation’s category.

The Bank is subject to certain restrictions on the amount of dividends that it may declare and pay to the Corporation due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

The Banks’s and the Corporation’s actual capital amounts and ratios at December 31, 2019 and 2018 are presented below. The Corporation was not subject to these regulatory capital requirements as of December 31, 2018 and therefore the presentation below is for Bank only as of December 31, 2018.

	December 31, 2019
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Corporation	$166,471	16.10%	$108,576	10.50%	$103,405	10.00%
Bank	166,360	16.09%	108,571	10.50%	103,401	10.00%
Common equity tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	72,384	7.00%	67,214	6.50%
Bank	154,881	14.98%	72,381	7.00%	67,211	6.50%
Tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	87,895	8.50%	82,724	8.00%
Bank	154,881	14.98%	87,891	8.50%	82,721	8.00%
Tier 1 capital (to average assets)
Corporation	115,934	10.55%	43,973	4.00%	54,966	5.00%
Bank	154,881	14.08%	44,013	4.00%	55,017	5.00%

	December 31, 2018 - as revised
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$122,262	13.66%	$71,585	8.00%	$89,481	10.00%
Common equity tier 1 capital (to risk-weighted assets)	104,881	11.72%	40,266	4.50%	58,163	6.50%
Tier 1 capital (to risk-weighted assets)	104,881	11.72%	53,689	6.00%	71,585	8.00%
Tier 1 capital (to average assets)	104,881	11.16%	37,581	4.00%	46,977	5.00%

*     Does not include capital conservation buffer of 1.250% for 2019 and 1.875% for 2018

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 are as follows:

	December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. asset backed securities	$11,866	—	11,866	—
U.S. government agency mortgage-backed securities	5,497	—	5,497	—
U.S. government agency collateralized mortgage obligations	35,223	—	35,223	—
State and municipal securities	6,270	—	6,270	—
Investments in mutual funds	1,009	—	1,009	—
Mortgage loans held-for-sale	33,704	—	33,704	—
Mortgage loans held-for-investment	10,546	—	10,546	—
Mortgage servicing rights	446	—	—	446
SBA loan servicing rights	337	—	—	337
Interest rate lock commitments	504	—	—	504
Customer derivatives - Interest rate swaps	382	—	382	—
Total	$105,784	—	104,497	1,287

	December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency mortgage-backed securities	$23,866	—	23,866	—
U.S. government agency collateralized mortgage obligations	14,664	—	14,664	—
State and municipal securities	10,919	—	10,919	—
Investments in mutual funds and other equity securities	979	—	979	—
Mortgage loans held-for-sale	37,695	—	37,695	—
Mortgage loans held-for-investment	11,422	—	11,422	—
Mortgage servicing rights	213	—	—	213
Interest rate lock commitments	310	—	—	310
Customer derivatives - Interest rate swaps	141	—	141	—
Total	$100,209	—	99,686	523

Assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 are as follows:

	December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (1)	$7,307	—	—	7,307
Other real estate owned (2)	120	—	—	120
Total	$7,427	—	—	7,427

	December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans (1)	$5,799	—	—	5,799
Other real estate owned (2)	—	—	—	—
Total	$5,799	—	—	5,799

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

(d)          Loans Receivable

The fair value of loans receivable is estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate‑risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value below is reflective of an exit price.

(e)          Mortgage Loans Held-for-Investment

The fair value of mortgage loans held for investment is based on the price secondary markets are currently offering for similar loans using observable market data.

(f)           Loan Servicing Rights

The Corporation estimates the fair value of mortgage servicing rights and SBA servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. These servicing rights are classified within Level 3 in the fair value hierarchy based upon management’s assessment of the inputs. The Corporation reviews the servicing rights portfolios on a quarterly basis for impairment.

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

The estimated fair values of the Corporation’s financial instruments at December 31, 2019 and 2018 are as follows:

		December 31, 2019		December 31, 2018
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$39,371	39,371	23,952	23,952
Securities available-for-sale	Level 2	58,856	58,856	50,428	50,428
Securities held-to-maturity	Level 2	8,780	9,003	12,741	12,655
Equity investments	Level 2	1,009	1,009	—	—
Mortgage loans held-for-sale	Level 2	33,704	33,704	37,695	37,695
Loans receivable, net	Level 3	954,164	973,057	818,631	820,512
Mortgage loans held-for-investment	Level 2	10,546	10,546	11,422	11,422
Interest rate lock commitments	Level 3	504	504	310	310
Forward commitments	Level 2	6	6	—	—
Restricted investment in bank stock	Level 3	8,072	8,072	7,002	7,002
Mortgage servicing rights	Level 3	446	446	232	213
SBA loan servicing rights	Level 3	337	337	—	—
Accrued interest receivable	Level 3	3,148	3,148	2,889	2,889
Customer derivatives - Interest rate swaps	Level 2	382	382	141	141
Financial liabilities:
Deposits	Level 2	851,168	880,400	752,130	744,300
Short-term borrowings	Level 2	123,676	123,678	114,300	114,300
Long-term debt	Level 2	3,123	3,123	6,238	6,240
Subordinated debentures	Level 2	40,962	40,962	9,239	9,396
Accrued interest payable	Level 2	1,088	1,088	305	305
Interest rate lock commitments	Level 3	157	157	40	40
Forward commitments	Level 2	119	119	176	176
Customer derivatives - Interest rate swaps	Level 2	431	431	161	161

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$327,788	504	290,614	310
Letters of credit	Level 2	9,750	—	5,158	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Balance at beginning of the period	$310	344
(Decrease) increase in value	194	(34)
Balance at end of the period	$504	310

			Significant
Valuation Techniques for Level 3 interest rate lock	Fair Value		Unobservable	Range of	Weighted
commitments as of December 31, 2019	Level 3	Valuation Technique	Input	Inputs	Average
Interest rate lock commitments	$504	Market comparable pricing	Pull through	1 - 99%	91.70%

Losses of $78 thousand and gains of $40 thousand due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the twelve months ended December 31, 2019 and 2018, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		December 31, 2019		December 31, 2018
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$47,660	504	27,188	310
Negative fair values	Other liabilities	22,663	(157)	6,218	(40)
Total		70,323	347	33,406	270

Forward Commitments
Positive fair values	Other assets	4,500	6	—	—
Negative fair values	Other liabilities	58,250	(119)	26,500	(176)
Total		62,750	(113)	26,500	(176)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	3,271	382	3,330	141
Negative fair values	Other liabilities	3,271	(431)	3,330	(161)
Total		6,541	(49)	6,660	(20)
Total derivative financial instruments		$139,614	185	66,566	74

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Year Ended December 31,
(dollars in thousands)	2019	2018
Interest Rate Lock Commitments	$77	(40)
Forward Commitments	63	(101)
Customer Derivatives - Interest Rate Swaps	(29)	(20)
Net fair value gains (losses) on derivative financial instruments	$111	(161)

Realized gains/(losses) on derivatives were $(816) thousand and $627 thousand for the year ended December 31, 2019 and 2018, respectively, and are included in other non-interest income in the consolidated statements of income.

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

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Year Ended December 31, 2019				Year Ended December 31, 2018
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$36,019	65	252	36,336	$31,807	289	561	32,657
Provision for loan losses	901	—	—	901	1,577	—	—	1,577
Net interest income after provision	35,118	65	252	35,435	30,230	289	561	31,080

Non-interest Income
Mortgage banking income	268	—	25,899	26,167	124	—	26,063	26,187
Wealth management income	92	3,532	—	3,624	200	3,717	—	3,917
SBA income	1,448	—	—	1,448	—	—	—	—
Net change in fair values	(29)	—	518	489	—	—	(368)	(368)
Other	1,814	—	(444)	1,370	1,641	—	978	2,619
Non-interest income	3,593	3,532	25,973	33,098	1,965	3,717	26,673	32,355

Non-interest Expense
Salaries and employee benefits	16,408	2,194	16,555	35,157	13,803	1,897	19,094	34,794
Occupancy and equipment	2,166	126	1,514	3,806	2,114	131	1,534	3,779
Professional fees	1,494	18	1,102	2,614	1,709	21	432	2,162
Advertising and promotion	1,502	347	626	2,475	1,197	432	726	2,355
Other	6,362	580	4,025	10,967	5,285	752	3,818	9,855
Non-interest expense	27,932	3,266	23,822	55,019	24,108	3,233	25,604	52,945
Operating Margin	$10,780	331	2,403	13,514	$8,087	773	1,630	10,490

Total Assets	$1,112,862	5,234	31,923	1,150,019	$951,224	6,146	40,110	997,480

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

Adopted Pronouncements in 2019:

FASB ASU 2014‑09 (Topic 606), “Revenue from Contracts with Customers”

The Corporation adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation’s revenues come from interest income and other sources, including loans, leases, investment securities and derivatives, that are outside the scope of ASC 606. The Corporation’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include wealth management fee income, service charges on deposits, and the net gain on sale of OREO. Refer to Note 15, “Revenue from Contracts with Customers,” in the accompanying notes to the consolidated financial statements for further discussion on the Corporation’s accounting policies for revenue sources within the scope of ASC 606. The Corporation adopted ASC 606 on December 31, 2019 using the modified retrospective method.  The adoption of this ASU did not have a material impact to our consolidated financial statements and required the Corporation to make the revenue disclosures as detailed in note 15.

FASB ASU 2017-05 (Topic 610), “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”

Issued in February 2017, ASU 2017-05 provides clarification of the scope of ASC 610-20. Specifically, the new guidance clarifies that ASC 610-20 applies to nonfinancial assets which do not meet the definition of a business or not-for-profit activity. Further, the new guidance clarifies that a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance nonfinancial asset which is defined as a financial asset promised to a counterparty in a contract where substantially all of the assets promised are nonfinancial. Finally, the new guidance clarifies that each distinct nonfinancial asset and insubstance nonfinancial asset should be derecognized when the counterparty obtains control of it. The Corporation adopted this ASU on December 31, 2019 at the same time we adopted ASU 2014-09. The adoption of this ASU did not have a material impact to our consolidated financial statements or disclosures.

FASB ASU 2016‑15 (Topic 230), “Classification of Certain Cash Receipts and Cash Payments”

Issued in August 2016, ASU 2016‑15 provides guidance on eight specific cash flow issues and their disclosure in the consolidated statements of cash flows. The issues addressed include debt prepayment, settlement of zero-coupon debt, contingent consideration in business combinations, proceeds from settlement of insurance claims, proceeds from settlement of BOLI, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the Predominance principle. ASU 2016‑15 is effective for public companies for the annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. For non-public companies ASU 2016‑15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Corporation adopted ASU 2016-15 on December 31, 2019.  Upon the adoption of this ASU the Corporation recorded $98 thousand from the prepayment of subordinated debt as a financing activity in the consolidated statement of cash flows for the year ended December 31, 2019 instead of as an operating activity.

FASB ASU 2016‑01 (Subtopic 825‑10), “Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities”

The Corporation adopted ASU 2016-01 which requires that equity investments be measured at fair value with changes in fair value recognized in net income. The Corporation’s equity investments with a readily determinable fair value are currently included within equity securities and are measured at fair value with changes in fair value recognized in net income. In connection with the adoption of this ASU, the Corporation elected the practicability exception to fair value measurement for investments in equity securities without a readily determinable fair value (other than our Federal Home Loan Bank (“FHLB”) and Atlantic Central Bankers Bank stock, which are outside of the scope of this ASU). Under the practicability exception, the investments are measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures. Additionally, upon adoption of this ASU we continued to disclose the fair value of loans using an “exit price”.

Pronouncements Not Effective as of December 31, 2019:

FASB ASU 2017‑01 (Topic 805), “Business Combinations”

Issued in January 2017, ASU 2017‑01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017‑01 is effective for public companies for annual periods beginning after December 15, 2017 including interim periods within those periods, while for non-public companies the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The adoption of this standard on January 1, 2020 did not have a material impact on the Corporation’s consolidated financial statements and related disclosures.

FASB ASU 2016‑13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016‑13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure the current expected credit losses (“CECL”) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables.  The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU.  A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. ASU 2016‑13 is effective for public companies for the annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted. For non-public companies the ASU is effective for fiscal years and interim periods beginning after December 15, 2022, or January 1, 2023 for the Corporation.  The Corporation will adopt ASU 2016-13 on January 1, 2023 and is currently determining under which method.  The Corporation has assembled a cross-functional team from Finance, Credit, and IT that is leading the implementation efforts to evaluate the impact of this guidance on the Corporation's consolidated financial statements and related disclosures, internal systems, accounting policies, processes and related internal controls.  At this time the Corporation cannot yet estimate the impact to the consolidated financial statements.

FASB ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”

Issued in April 2019, ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The amendments to estimating expected credit losses (ASU 2016-13), in particular, how a company considers recoveries and extension options when estimating expected credit losses, are the most relevant to the Corporation. The ASU clarifies that (1) the estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. Management will consider the impact of ASU 2019-04 when considering the impact of ASU 2016-13 as discussed above.

FASB ASU 2016‑02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016‑02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016‑02 is effective for public companies for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within the fiscal years beginning after December 31, 2020. In July 2018 ASU 2018-11 was issued which creates a new, optional transition method for implementing ASU 2016-02 and a lessor practical expedient for separating lease and non-lease components and has the same effective date as ASU 2016-02.  Under the optional transition method of ASU 2018-11, the Corporation may initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Corporation will adopt ASU 2016-12 and ASU 2018-11 as of December 31, 2020 and apply ASC 840 throughout 2020.  The Corporation is evaluating the effects that ASU 2016‑02 and ASU 2018-11 will have on its consolidated financial statements and related disclosures.

FASB ASU 2017‑08 (Subtopic 310‑20), “Nonrefundable Fees and Other Costs (Subtopic 310‑20): Premium Amortization on Purchased Callable Debt Securities”

Issued in March 2017, ASU 2017‑08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within the fiscal years beginning after December 31, 2020. The Corporation will adopt ASU 2017-08 as of December 31, 2020 and apply existing guidance throughout 2020.  The Corporation is evaluating the effect that ASU 2017‑08 will have on its consolidated financial statements and related disclosures.

FASB ASU 2017‑12 (Subtopic 815), “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”

Issued in August 2017, ASU 2017‑12 better aligns hedge accounting with an organization’s risk management activities in the financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. Specifically, the proposed ASU eases the requirements for effectiveness testing, hedge documentation and application of the shortcut and the critical terms match methods. Entities would be permitted to designate contractually specified components as the hedged risk in a cash flow hedge involving the purchase or sale of nonfinancial assets or variable rate financial instruments. In addition, entities would no longer separately measure and report hedge ineffectiveness. Also, entities, may choose refined measurement techniques to determine the changes in fair value of the hedged item in fair value hedges of benchmark interest rate risk. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020.  Early application is permitted in any interim period after issuance of the ASU for existing hedging relationships on the date of adoption and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Corporation has evaluated ASU 2017‑12, and has determined it has no current hedging strategies for which it plans to implement the ASU but we will consider the impact of the ASU on future hedging strategies that may arise.  The Corporation will adopt ASU 2017-12 as of December 31, 2020 and apply existing guidance throughout 2020.

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

FASB ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”

Issued in June 2018, ASU 2018-07: Compensation - Stock Compensation (Topic 718), “Improvements to Nonemployee Share-Based Payment Accounting” expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

The amendments in this update become effective for us January 1, 2020. The adoption will not have an impact on our consolidated financial statements and related disclosures as the Corporation has not historically granted share based payment awards to nonemployees other than to the Corporation’s Board of Directors, who are treated as employees for share-based payment accounting.

FASB ASU 2018-13, "Fair Value Measurement Disclosure Framework"

Issued in August 2018, ASU 2018-13 modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. ASU 2018-13 is effective for the Corporation on January 1, 2020. Adoption is required on both a prospective and retrospective basis depending on the amendment. Management does not expect the adoption of this ASU to have a material impact on our consolidated financial statements and related disclosures.

FASB ASU 2018-15 (Topic 350), "Intangibles - Goodwill and Other - Internal-Use Software"

Issued in August 2018, ASU 2018-15 provides clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Adoption should be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Corporation does not expect the adoption of this ASU to have a material impact on our consolidated financial statements and related disclosures as we currently do not have any such cloud computing arrangements.

FASB ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”

Issued in December 2019, ASU 2019-12 adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Management has not yet determined what the impact of the adoption of this ASU will be on our consolidated financial statements and related disclosures.

(24)Parent Company Financial Statements

The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the notes to the consolidated financial statements.

A. Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2019	2018
Cash and due from banks	$148	—
Cash and cash equivalents	148	—
Investments in subsidiaries	159,643	109,867
Other assets	40	—
Total assets	$159,831	109,867

Liabilities:
Subordinated debentures	39,058	—
Accrued interest payable	78	—
Total liabilities	39,136	—
Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued and outstanding 6,406,795 and 6,392,287 as of December 31, 2019 and December 31, 2018	6,408	6,407
Surplus	80,196	79,919
Treasury Stock	(3)	—
Retained earnings	34,097	23,931
Accumulated other comprehensive loss	(3)	(390)
Total stockholders’ equity	120,695	109,867
Total liabilities and stockholders’ equity	$159,831	109,867

B. Condensed Statements of Income

	Year ended
	December 31,
(dollars in thousands, except per share data)	2019	2018
Dividends from subsidiaries	$—	—
Net interest and other income	—	—
Total operating income	—	—
Expenses	81	—
Income before equity in undistributed income of subsidiaries	(81)	—
Equity in undistributed income of subsidiaries	10,562	8,163
Income before income taxes	10,481	8,163
Income tax (benefit) expense	—	—
Net income	10,481	8,163
Total other comprehensive income	387	(92)
Total comprehensive income	$10,868	8,071

C. Condensed Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2019	2018
Net income	$10,481	8,163
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(10,562)	(8,163)
Increase in accrued interest payable	78
Decrease (increase) in other assets	(40)	—
Net cash used in operating activities	(43)	—
Cash flows from investing activities:
Investment in subsidiaries	(38,804)	—
Net cash used in investing activities	(38,804)	—
Cash flows from financing activities:
Issuance of long term subordinated debt	39,051	—
Notes repaid (received) for common stock	(59)	—
Net purchase of treasury stock through publicly announced plans	(3)	—
Share based awards and exercises	6	—
Net cash provided by financing activities	38,995	—
Net change in cash and cash equivalents	148	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$148	—

(25)Subsequent Events

On March 7, 2019 the Corporation announced a stock repurchase plan (the “2019 Stock Repurchase Plan”) pursuant to which the Corporation may repurchase up to 5% of its common stock.  In March 2020 the Corporation repurchased 314,825 of its own outstanding common shares at an average price of $18.17 per common share. These purchases completed the share repurchases authorized by the 2019 Stock Repurchase Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Corporation’s President/Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019. Based on this evaluation, the Corporation’s President /Chief Executive Officer and Chief Financial Officer have concluded, as of and for the end of the period covered by this report, that such disclosure controls and procedures were ineffective due to the Corporation’s late filing of its Annual Report on Form 10-K for the year ended December 31, 2019.  The Corporation attributes the delay in the filing by the prescribed date to the misinterpretation of our filing status as an emerging growth company and a smaller reporting company, to be that of a non-accelerated filer instead of as an accelerated filer under applicable SEC rules.  We have since taken appropriate steps to remediate this deficiency in our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2019.

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2019, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2019, the Corporation’s system of internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders under the headings, “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,”  “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODE OF ETHICS,” “CORPORATE GOVERNANCE,” and “AUDIT COMMITTEE.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders under the headings, “EXECUTIVE COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “OUTSTANDING AWARDS AT FISCAL YEAR-END TABLE,” “EXECUTIVE INCENTIVE, EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS,” and “DIRECTOR COMPENSATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders under the headings, “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders under the heading, “PROPOSAL TO RATIFY THE APPOINTMENT OF CROWE LLP AS THE CORPORATION’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2020.”

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

3.1	Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Form 8-K on August 24, 2018 and incorporated herein by reference.
3.2	Bylaws of Registrant, filed as Exhibit 3.2 to Form 8-K on August 24, 2018 and incorporated herein by reference.
4.1	Description of Capital Securities
10.1	Meridian Bank 2016 Equity Incentive Plan, filed as Exhibit 10.1 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
10.2

Employment Agreement between Meridian Bank and Christopher Annas, effective January 30, 2004, filed as Exhibit 10.2 of the Registration Statement on Form 10, filed with the FDIC on October 31, 2017 and incorporated herein by reference.

10.3	Amendement to Meridian Corporation Supplemental Executive Retirement and Deferred Compensation Plan, filed as Exhibit 10.1 to Form 8-K on March 12, 2020 and incorporated herein by reference.
10.4	Meridian Bank Employee Stock Ownership Plan, filed as Exhibit 10.4 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
10.5*	Asset Purchase Agreement, filed as Exhibit 10.5 of the Amended Registration Statement on Form 10, filed with the FDIC on October 31, 2017 and incorporated herein by reference.
10.6	Meridian Bank 2004 Stock Option Plan, as amended June 15, 2006 and incorporated herein by reference.
21.1	List of Subsidiaries, filed as Exhibit 21.1 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
31.1	Rule 13a‑14(a)/ 15d‑14(a) Certification of the Principal Executive Officer, filed herewith.
31.2	Rule 13a‑14(a)/ 15d‑14(a) Certification of the Principal Financial Officer, filed herewith.
32	Section 1350 Certifications, filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Meridian Bank

Date: March 30, 2020	By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2020	By:	/s/ Christopher J. Annas
Christopher J. Annas, Chairman of the Board

Date: March 30, 2020	By:	/s/ Denise Lindsay
Denise Lindsay, Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2020	By:	/s/ Robert M. Casciato
Robert M. Casciato, Director

Date: March 30, 2020	By:	/s/ George C. Collier
George C. Collier, Director

Date: March 30, 2020	By:	/s/ Robert T. Holland
Robert T. Holland, Director

Date: March 30, 2020	By:	/s/ Edward J. Hollin
Edward J. Hollin, Director

Date: March 30, 2020	By:	/s/ Anthony M. Imbesi
Anthony M. Imbesi, Director

Date: March 30, 2020	By:	/s/ Kenneth H. Slack
Kenneth H. Slack, Director