Form 10-K/A
period 2019-12-31
Meridian Corp
filed 2020-04-10
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 10, 2020 there were 6,094,341 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MERIDIAN CORPORATION

FORM 10‑K/A

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K Amendment”) amends the Annual Report on Form 10-K of Meridian Corporation (the “Company,” , “Corporation”, “Meridian,” “we,” “our” or “us”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (the “Original Report”). The purpose of this Form 10-K Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K Amendment to present the information required by Part III of Form 10-K as we may not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety. In addition, in connection with the filing of this Form 10-K Amendment and pursuant to SEC rules, we are including with this Form 10-K Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV also has been amended to reflect the filing of these new certifications.

This Form 10-K Amendment does not amend, modify, or otherwise update any other information in the Original Report. Accordingly, this Form 10-K Amendment should be read in conjunction with the Original Report. In addition, this Form 10-K Amendment does not reflect events that may have occurred subsequent to the Original Report date.

Cautionary Statement Regarding Forward-Looking Statements

Meridian Corporation may from time to time make written or oral “forward-looking statements,” including statements contained in the Corporation’s filings with the Securities and Exchange Commission (“SEC”) (including this Annual Report on Form 10‑K and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the “safe harbor” provisions of Section 21E of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”) and the U.S. Private Securities Litigation Reform Act of 1995.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Christopher J. Annas (Age 64) - Mr. Annas is the founder, Chairman, President and CEO of the Corporation.  Prior to starting Meridian, Mr. Annas was the President, CEO and co-founder of Stonebridge Bank, West Chester, PA.  Mr. Annas has over 30 years of banking experience in various commercial lending capacities. Prior to Stonebridge, Mr. Annas served as Regional Vice President for Summit Bank, leading the small business lending effort in the Delaware Valley.  During his tenure at Summit Bank, he managed their large corporate lending effort in Pennsylvania and Southern New Jersey, as well as their media communications business nationally.  Mr. Annas currently serves on the Foundation Board of Paoli Hospital and on the Community Bank Council of the American Bankers Association. He is a former board member of the Chester County Chamber of Business and Industry and former board member of the Peoples Light and Theatre. Mr. Annas has served as a director of the Corporation since 2004.  The Board believes that Mr. Annas’ career in banking, including his position as Chairman, President and CEO of the Corporation, gives him the qualifications and skills to serve as a Meridian Corporation director.

Edward J. Hollin (Age 66) –  Mr. Hollin is shareholder, member of the executive committee and chief operating officer of Riley Riper Hollin & Colagreco, a suburban Philadelphia law firm headquartered in Exton, Pennsylvania.  Founded in 1984, Riley Riper Hollin & Colagreco focuses its practice on real estate, commercial transactions, litigation, labor law and estate and business planning, representing some of the largest homebuilders and commercial real estate developers in the country, as well as a variety of financial institutions and entrepreneurs.  Mr. Hollin serves on boards and committees of several local organizations, including the Delaware Valley Chapter of the Cystic Fibrosis Foundation, the Chester County Industrial and Investment Council, and is solicitor for and a member of the executive committee of South Eastern Economic Development Company of Pennsylvania, a non-profit SBA certified development company. Mr. Hollin has served as a director of the Corporation since 2004.  The Board believes that Mr. Hollin’s legal background, combined with his knowledge of the real estate industry, gives him the qualifications and skills to serve as a Meridian Corporation director.

Anthony M. Imbesi (Age 46) – Mr. Imbesi is Vice President of Patriarch Management, a private real estate investment firm which owns, manages, and develops commercial real estate. He also is a member of the Drexel Lebow School Finance Advisory Council. In addition, Mr. Imbesi is a trustee for the Patriarch Family Foundation, which supports education, health, and well-being in the Delaware Valley.  Mr. Imbesi is a graduate of Villanova University and received his MBA from Drexel University. Mr. Imbesi has served as a director of the Corporation since 2005. The Board believes that Mr. Imbesi’s business experience and his knowledge of the real estate development industry, along with his years of service as a director provides him the qualifications and skills to serve as a Meridian Corporation director.

Robert M. Casciato (Age 68) – Mr. Casciato is a founding partner of Alliance Environmental Systems, Inc., a West Chester company that was established in 1994.  Alliance Environmental provides environmental remediation, selective demolition, structural demolition and asbestos abatement in the Mid-Atlantic region.  Alliance was named Business of the Year in 2003 by the Chamber of Commerce of Greater West Chester.  Mr. Casciato is also a partner in the RMC/SDI Real Estate Partnership, located in West Chester, specializing in brownfields redevelopment in Chester County.  Mr. Casciato is the past Treasurer of the French and Pickering Creeks Conservation Trust. Mr. Casciato has served as a director of the Corporation since 2004.  The Board believes that Mr. Casciato’s expertise in environmental matters and the real estate industry, along with his years of service as a director of the Corporation, provides the qualifications and skills for him to serve as a Meridian Corporation director.

George C. Collier (Age 73) - Mr. Collier is the Executive Vice President, Chief Financial Officer and Director of Streamlight, Inc., a leading manufacturer of high-performance lighting equipment for professional firefighting, law enforcement, industrial and outdoor applications. Mr. Collier is active in the National Fallen Firefighters and Concerns of

Police Survivors (COPS) organizations, which are national support groups for survivors of firefighters and policemen who have died on the job. Mr. Collier has served as a director of the Corporation since 2004.  The Board believes that Mr. Collier’s managerial and financial experience, as well as his connections and knowledge of the communities the Corporation serves, provide him the qualifications and skills to serve as a Meridian Corporation director.

Robert T. Holland (Age 71) - Mr. Holland is the Corporation’s Lead Independent Director.  He is the Principal of the Holland Advisory Group, LLC, a management consulting firm, and is a Group Chair with Vistage International, a CEO mentoring and coaching organization.   Mr. Holland founded c.p. Allstar Corporation, a manufacturer of garage door and gate openers and remote radio control devices in 1997 and sold the business in 2007.  Prior to starting c.p. Allstar Corporation, Mr. Holland was the Chief Financial Officer of a publicly traded diversified manufacturing company for seven years.  Prior to that time, Mr. Holland was a managing partner in MacDade Abbott & Co., a regional accounting firm headquartered in Paoli, PA, for 15 years.  Mr. Holland served on the West Goshen Planning Commission for 28 years and serves on the West Goshen Pension Board. He holds board positions for several not for profit and charitable organizations. Mr. Holland is a Certified Public Accountant and member of the AICPA and PICPA. Mr. Holland has served as a director of the Corporation since 2004.  The Board believes that Mr. Holland’s extensive managerial experience, including his financial accounting background and experience, provides the qualifications and skills for him to serve as a Meridian Corporation director.

Denise Lindsay (Age 53) – Ms. Lindsay is the Executive Vice President and Chief Financial Officer of the Corporation.  Ms. Lindsay is responsible for financial reporting, investor relations, risk management, asset-liability management, treasury, forecasting and budgeting.  Before joining the Corporation, Ms. Lindsay was the Vice President and Controller of DNB First from 1992 to 2004. Prior to that time she was a Senior Accountant for KPMG, LLP. Ms. Lindsay serves as Chairman of the Board of Advisors for the Upper Main Line YMCA and in that capacity also serves on the Association Board of the YMCA of Greater Brandywine. Ms. Lindsay is a former member of the Advisory Board of the Federal Home Loan Bank – Philadelphia region. Ms. Lindsay has over 25 years’ experience in bank financial management, is a Certified Public Accountant, a  member of the Financial Managers Society and PICPA. Ms. Lindsay has served as a director of the Corporation since 2009.  The Board believes that Ms. Lindsay’s financial, business and public accounting experience, as well as her career in banking, provides the qualifications and skills for her to serve as a Meridian Corporation director.

Kenneth H. Slack (Age 77) -  Mr. Slack is a recently retired partner of Stephano Slack LLC,  a public accounting firm that provides both local and international clients with financial reporting, tax and business advisory services.  Mr. Slack has been in public accounting in the West Chester area for more than 30 years.  Prior to that, he worked many years in the manufacturing and distribution industries as a senior financial executive in Pennsylvania and Florida.  Mr. Slack currently serves on several local boards including the Chester County Hospital and The Foundation Board of the Chester County Chamber of Business & Industry, and previously on the Delaware County Attorney-CPA Forum,  Camp Cadet of Chester County, and the United Way of Chester County, where he was a past Treasurer.  He is a member of the AICPA, PICPA and FICPA. Mr. Slack has served as a director of the Corporation since 2004.  The Board believes that Mr. Slack’s expertise in financial matters and industry knowledge, along with his years of service as a director of the Corporation, provides the qualifications and skills for him to serve as a Meridian Corporation director.

EXECUTIVE OFFICERS

The following list sets forth the names of the non-director executive officers of the Corporation, and other significant employees of the Corporation, their respective ages, positions held, recent business experience with the Corporation, and the period they have served in their respective capacities.

Joseph L. Cafarchio (Age 63) – Mr. Cafarchio is the Executive Vice President and Chief Credit Officer of the Corporation, a position he has held since January 2017.  Mr. Cafarchio is responsible for all aspects of credit underwriting and administration.  Prior to joining the Corporation, he spent four years at the Federal Reserve Bank of Philadelphia and has 36 years’ experience in commercial lending in the Philadelphia area. He graduated cum laude from the University of Pennsylvania in 1983 with a Bachelor of Business Administration.  He is a former board member of the West Chester Area YMCA, the East Side Little League and was Charter President of the Exton Exchange Club.  Mr. Cafarchio also plays the saxophone in several local bands and volunteers for various charities and music fundraisers. He currently serves as a board member of The Fischer-Shain Center for Financial Services at Temple University’s Fox School of Business.

Charles D. Kochka (Age 63) – Mr. Kochka is the Executive Vice President and Chief Lending Officer of the Corporation. Mr. Kochka is responsible for all commercial and consumer lending in the Corporation. Mr. Kochka started at Meridian Corporation in 2010 and has more than 41 years’ experience in commercial lending in the Delaware Valley. He graduated from Bucknell University in 1978 with a Bachelor of Arts degree in Economics. He currently volunteers for Seedcopa, where he sits on the Executive Committee and Loan Review Committee, for the United Way of Chester County, where he is a Director and past Board Chair and for the Arts and Business Council of Philadelphia, where he is a Board member. He is also a former Board Chair of the West Chester YMCA.

Randy J. McGarry (Age 52) - Mr. McGarry is the Chief Information Officer of the Corporation, responsible for executing technology and operational solutions aligned with corporate strategy. Prior to joining Meridian, Mr. McGarry was Managing Director at Automated Financial Systems in Exton, PA.  Mr. McGarry has over 25 years of banking experience with expertise in IT strategy, technology architecture, network infrastructure, core system conversions and merger & acquisitions.  Prior to Automated Financial Systems, Mr. McGarry served as an executive for Fox Chase Bank and Harleysville National Corporation and spent numerous years as the Chief Information Officer and Chief Operations Officer at Republic First Bancorp where he began his career in banking.  Throughout his career, Mr. McGarry has led technology & operation teams to increase efficiencies, maximize resources and improve the customer experience.  Mr. McGarry holds a Wharton Leadership Certificate from the ABA Stonier Graduate School of Banking, an MBA in Management Information Systems from Drexel University and a BS in Finance from Pennsylvania State University. Mr. McGarry is a member of the Philadelphia Chapter of Society for Information Management (SIM).

CODE OF ETHICS

The Corporation has adopted an Ethics/Conflicts of Interest Policy for its directors, officers, employees, contractors, consultants, agents and any other persons who represent Meridian Corporation in the course of business.   It is intended to promote honest and ethical conduct, full, fair and accurate reporting and compliance with laws, among other matters. A copy of the Ethics/Conflicts of Interest Policy is available on our website at www.meridianbanker.com.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s officers and directors and persons who own more than 10% of the Corporation’s common stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% holders are required to furnish the Corporation with copies of all Section 16(a) forms they file.  To the Board of Directors’ knowledge, based solely on review of the copies of such reports furnished to the Corporation during the fiscal year ended December 31, 2019, no director, officer or beneficial owner of more than 10% of the Corporation’s common stock failed to file on a timely basis any report required by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation in our proxy statements, including the requirement to include a specific form of Compensation Discussion and Analysis, as well as exemptions from the requirement to hold a non-binding advisory vote on executive compensation and the requirement to obtain shareholder approval of any golden parachute payments not previously approved. We have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

The following table sets forth the compensation that the Corporation paid the named executive officers for the fiscal year ended December 31, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total
Christopher Annas - Chairman, President and CEO of the Corporation	2019 2018	$450,000 $431,904	$275,000 $149,000	$73,425 $82,800	$139,148 $148,269	$937,573 $811,973

Denise Lindsay – Chief Financial Officer and EVP of the Corporation	2019 2018	$251,500 $235,997	$80,000 $60,000	$36,713 $41,400	$55,481 $55,388	$423,694 $392,785

Joseph Cafarchio – Chief Credit Officer and EVP of the Corporation	2019 2018	$231,000 $200,473	$35,000 $35,000	$24,475 $27,600	$49,827 $42,271	$340,302 $305,344

Charlie Kochka – Chief Lending Officer and EVP of the Corporation	2019 2018	$222,000 $186,683	$25,000 $35,000	$14,685 $27,600	$51,807 $46,223	$313,492 $295,506

Randy McGarry – Chief Information Officer and SVP of the Corporation (2)	2019 2018	$215,000 $49,615	$10,000 $4,000	$4,895 $20,400	$27,731 $1,359	$257,626 $75,374

(1)

We calculated these amounts using the provisions of ASC Topic 718. Amounts represent the aggregate grant date fair value of the applicable awards in the respective years noted above. See the “Stock-Based Compensation” Note to our consolidated financial statements set forth in our Annual Report on Form 10-K for the fiscal years ended December 31, 2019, for the assumptions made in calculating these amounts.

(2)Amounts for 2018 reflect the compensation earned by Mr. McGarry from date of hire, October 1, 2018 through December 31, 2018.

The following table sets forth for each of the Corporation’s named executive officers information relating to payments that the Corporation made that are reflected in this column.

2019 ALL OTHER COMPENSATION TABLE

			($)	ESOP/ SERP Contributions ($)	($)
Name	Year	Perquisites & Other Personal Benefits (1) ($)	Insurance Premiums ($)	Company 401(k)/ESOP/ SERP Contributions ($)	Total ($)
Christopher Annas	2019 2018	32,636 39,309	18,808 17,192	87,704 91,768	139,148 148,269

Denise Lindsay	2019 2018	5,105 7,200	19,643 18,733	30,733 29,455	55,481 55,388

Joseph Cafarchio	2019 2018	1,826 -	17,923 16,662	30,078 25,609	49,827 42,271

Charles Kochka	2019 2018	354 -	20,475 19,496	30,978 26,727	51,807 46,223

Randy McGarry	2019 2018	- -	17,606 1,359	10,125 -	27,731 1,359

(1)	Includes country club benefits for Christopher Annas of $21,931 and $19,809 for 2019 and 2018, respectively.

The following table sets forth information on outstanding options and stock awards held by the named executive officers at December 31, 2019, including the number of shares underlying each stock option as well as the exercise price and the expiration date of each outstanding option.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Option Exercise Price ($)	Option Expiration Date

Chris Annas	21,000	-	$12.38	7/31/24
	7,875	-	$14.29	9/30/25
	21,000	-	$15.24	6/15/26
	7,500	2,500 (b)	$19.00	7/27/27
	7,500	7,500 (c)	$17.80	5/24/28
	3,750	11,250 (a)	$17.01	6/3/29
Denise Lindsay	7,000	-	$11.79	4/1/23
	7,875	-	$15.24	6/15/26
	3,750	1,250 (b)	$19.00	7/27/27
	3,750	3,750 (c)	$17.80	5/24/28
	1,875	5,625 (a)	$17.01	6/3/29
Joseph Cafarchio	4,410	-	$11.79	4/1/23
	2,100	-	$15.24	3/4/26
	1,500	500 (d)	$19.00	5/8/27
	2,500	2,500 (c)	$17.80	5/24/28
	1,250	3,750 (a)	$17.01	6/3/29
Charles Kochka	1,378	-	$11.79	4/1/23
	1,050	-	$15.24	3/4/26
	1,500	500 (d)	$19.00	5/8/27
	2,500	2,500 (c)	$17.80	5/24/28
	750	2,250 (a)	$17.01	6/3/29
Randy McGarry	2,000	2,000 (e)	$17.20	10/1/28
	250	750 (a)	$17.01	6/3/29

(1)

The stock options reported in the column titled “Number of Securities Underlying Unexercised Options Unexercisable” vest and become exercisable on: (a) 6/3/22; (b) 7/27/20; (c) 5/24/21; (d) 5/8/20; and (e) 10/1/21.

The Corporation’s executive compensation program includes compensation and benefit components typical of programs among comparable banking and financial services companies in our local and regional marketplace.

General Information about Compensation and Our Basic Compensation Philosophy

The Corporation’s compensation philosophy is to provide competitive and reasonable compensation to directors and executive officers that compares favorably to other financial institutions of our size in the marketplace. Management and the Board believe that the overall performance of the Corporation is intrinsically tied to hiring and maintaining experienced talent in its workforce.  To support this philosophy, the Corporation maintains competitive compensation packages that consist of salary, incentives and long-term stock awards and grants.

Set forth below is a description of our compensation program for the named executive officers  and an explanation and analysis of the material elements of their compensation.

The Role of Our Compensation Committee

The Compensation Committee meets periodically during the course of the year. The Committee establishes and reviews compensation and benefit programs for the chief executive officer (CEO). The Committee strives to use programs that attract, retain, and compensate the CEO for short and long-term profitability and growth. The Committee reviews the annual compensation of the CEO. Compensation for the other named executive officers is established by the CEO in a similar manner.

Compensation Components and How They Are Set

The key components of our compensation program are base salary, discretionary incentive awards and long-term incentives. In addition to those key components, we also provide additional components of compensation. The nature of each of these benefits and our goals and reasons in granting them are discussed further below.

In determining our CEO’s compensation levels with respect to all of these components, the Committee uses its judgment and considers qualitative and quantitative factors.  In setting levels of each component, the Committee considers factors such as: relevant industry compensation practices; the importance of the executive’s position to the Corporation compared to other executive positions; and the competitiveness of the compensation the Corporation pays the executive in comparison to other financial institutions in its peer group.

Key Compensation Components

Base Salary

The Corporation establishes base salaries for executive officers according to the scope of their responsibilities. It also considers compensation paid by its competitors for similar positions. For the Chief Executive Officer, the Committee considers the executive’s performance, the executive’s experience, and the Corporation’s financial performance. The Committee also considers the economic conditions and other external events affecting operations and compares compensation practices with those of the Corporation’s competitors.

Discretionary Incentive Awards

Meridian provides discretionary bonuses to our executives and other employees to support and promote the pursuit of our organizational objectives and financial goals. The bonus amounts vary year-to-year based on the level and role, the contribution of the executive during the year as well as both individual and Bank performance, and recommendations are presented and approved by the Compensation Committee. For 2018, the Compensation Committee primarily considered the Corporation’s performance during 2018 in determining the CEO’s discretionary bonus, including, but not limited to loan growth (20%), asset growth (16%), net income and EPS increasing over 150%, return on equity (7.77%), as well as improved core funding and strong loan quality in general.  The CEO determines the discretionary bonus awards for each named executive officer other than the CEO and considered similar factors as discussed in the previous sentence.

Long-Term Incentive Program

The final major component of the executive compensation program is long-term incentive compensation such as stock options, restricted stock awards and retirement plans. We believe that a significant portion of executive compensation should be based on value created for our shareholders. We expect that long-term incentives will offer executives the possibility of future value depending on the long-term price appreciation of our common stock and the executives’

continuing service with us. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards.

SUPPLEMENTAL EXECUTIVE RETIREMENT DEFERRED COMPENSATION PLAN

The Corporation also maintains a Supplemental Executive Retirement Plan (the “SERP”) for its senior officers, including the named executive officers.  The SERP is a nonqualified deferred compensation arrangement, which is intended to provide additional benefits and deferral opportunities to participants.  Eligible employees may defer portions of their compensation with the maximum amount up to 25% of the participant’s salary and 100% of the participant’s bonus or performance-based cash compensation.  In addition, the SERP also permits the Corporation to make annual supplemental contributions or discretionary contributions to all or some of the eligible participants.  On an annual basis our management determines the crediting rate for amounts contributed to the SERP.

RETIREMENT PLAN - 401(K)

The Corporation maintains a tax-qualified 401(k) Plan. All employees are eligible to participate after they have attained the age of 21 and have also completed three consecutive months of employment with the Corporation.  The employees may contribute up to the maximum percentage of their compensation allowable by law to the Plan.  The Corporation may make a discretionary matching contribution.  An employee is immediately fully vested in his or her own contributions.  Vesting of employer discretionary matching contributions occurs in equal amounts each year over a six-year period.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Corporation maintains an Employee  Stock Ownership Plan. All employees are eligible to participate after they have attained the age of 21 and have also completed three consecutive months of employment with the Corporation.  Participants are neither permitted nor required to make  contributions to the Plan. The Corporation matches contributions of cash or shares  of Bank common stock, or both, to the Plan to participants who participate in the Meridian 401(k) Plan  and are eligible to receive a matching  contribution.  Additional cash or shares  of  Bank common stock may also be contributed to all eligible employees in such  amount as may be determined  by the Board of Directors in its discretion.   Contributions are 100% vested after three years of service. There is no partial vesting.

INSURANCE

All eligible full time employees of the Corporation are covered as a group by basic hospitalization, major medical, dental, long-term disability, term life and a prescription drug plan. The Corporation pays the total cost of long-term disability and term life insurance. For major medical, dental, and the prescription drug plan, cost sharing and a co-payment are required.

EXECUTIVE INCENTIVE, EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

The Corporation has entered into a written employment agreement with Mr. Annas. The term of Mr. Annas’ employment agreement is for a three (3) year period ending on March 28, 2022.  The initial term shall be extended automatically for one (1) additional day so that a constant three (3) year period shall remain in effect until such time as either Mr. Annas or the Corporation notifies the other in writing of their intent not to renew the agreement. At that time, the term shall end on the third (3rd) anniversary of the receipt of the written notice. The employment agreement provides that Mr. Annas will be paid an annual base salary of $425,000 which may be reviewed and increased by the compensation committee. In addition, the employment agreement provides that Mr. Annas is also eligible to receive performance (cash) bonuses and equity awards and will participate in the benefit programs that are provided to our employees and other executives as well as the Supplemental Executive Retirement Plan (discussed above).

Mr. Annas may terminate his employment at any time upon 90 days’ written notice to the Corporation. The Corporation may terminate Mr. Annas’ employment for Cause, as defined, at any time. If Mr. Annas terminates for Good Reason (for example, a material diminution in his responsibilities or a reduction in his base salary, or a requirement to relocate his office outside the five (5) county area of Bucks, Montgomery, Chester, Delaware or Philadelphia) or is

terminated by the Corporation without Cause, or change in control, he is entitled to receive a lump sum equal to 300%  of his base salary and performance bonus opportunity in effect as well as the replacement cost of any other benefits, including but not limited to medical, disability and life insurance. In the event of a change in control, payments to Mr. Annas will be reduced such that no portion of the payments will not be deductible under Code Section 280G. Under the employment agreement, Mr. Annas is subject to noncompetition and nonsolicitation provisions that apply during the term of the employment agreement and for a period of one year following termination of employment.

The Corporation has entered into a written employment agreement with Ms. Lindsay. The term of Ms. Lindsay’s employment agreement is for a two (2) year period ending on June 30, 2020. At the end of that term, the agreement automatically renews for successive two-year periods unless either Ms. Lindsay or the Corporation notifies the other of their intent not to renew the agreement. The employment agreement provides that Ms. Lindsay will be paid an annual salary of $225,000 with any increase constituting an amendment to her employment agreement. In addition, the employment agreement provides that Ms. Lindsay is also eligible to receive performance (cash) bonuses and equity awards and will participate in the benefit programs that are provided to our employees and other executives as well as the Supplemental Executive Retirement Plan (discussed above).

Ms. Lindsay may terminate her employment at any time upon 90 days’ written notice to the Corporation. The Corporation may terminate Ms. Lindsay’s employment for Cause, as defined, at any time. If Ms. Lindsay terminates for Good Reason or is terminated by the Corporation without Cause, or change in control, she is entitled to receive a lump sum equal to 200% of her base salary and performance bonus opportunity in effect as well as the replacement cost of any other benefits, including but not limited to medical, disability and life insurance. Under the employment agreement, Ms. Lindsay is subject to noncompetition and nonsolicitation provisions that apply during the term of the employment agreement and for a period of up to one year following termination of employment.

On July 23, 2018, Meridian Bank (the “Bank”) entered into change of control and non-competition agreements (each, a “CIC Agreement”) with each of Joseph Cafarchio, the Corporation’s Chief Credit Officer and EVP, and Charlie Kochka, the Corporation’s Chief Lending Officer and EVP. The CIC Agreement provides that, if such executive’s employment with the Bank or its successor is terminated (i) by the Bank or its successor without cause (as defined in the CIC Agreement),excluding terminations due to such executive’s death or disability (as defined under the Bank’s long-term disability plan covering employees (or, if no such plan is in place, then as determined by a physician agreement to both the Bank and such executive or, if applicable, such executive’s legally authorized representative), (ii) by the Bank or its successor as a condition to the consummation of (or entry into, provided the transaction is consummated) the change in control (as defined in the CIC Agreement) transaction, or (iii) by such executive for “good reason” (as defined below) during the twenty-four (24) month period following the date that the change in control occurs, such executive shall be entitled to receive a lump sum equal to 100%  of their base salary and performance bonus opportunity in effect as well as the replacement cost of any other benefits, including but not limited to medical, disability and life insurance. Under the CIC Agreement, each is subject to noncompetition and nonsolicitation provisions for a period of up to one year following termination of employment.

DIRECTOR COMPENSATION

The Corporation compensates its non-employee directors for their service on our Board. Directors who are employed by Meridian are not paid additional compensation for board or committee service. The Board establishes the compensation of the Corporation’s non-employee directors.  Information relating to the compensation of Meridian’s directors during 2019 is set forth below.

DIRECTOR COMPENSATION TABLE

Director	Fees Earned or Paid in Cash	Option Awards (1)	Total

Robert M. Casciato	$28,000	$564	$28,564
George C. Collier	$19,000	$564	$21,814
Robert T. Holland	$47,500	$564	$51,814
Edward J. Hollin	$25,000	$564	$25,564
Anthony M. Imbesi	$24,250	$564	$25,564
Kenneth H. Slack	$43,000	$564	$45,564

(1)   Amounts were calculated using the provisions of FASB ASC Topic 718 and represent the aggregate grant date fair value of the applicable awarded for the fiscal years ended December 31, 2019, for the assumptions made in calculating these amounts.

In addition to cash fees, non-employee directors were also eligible to receive compensation in the form of stock options under the Corporation’s 2016 Equity Incentive Plan. Options were granted, as noted in the above schedule, to outside directors in 2020 for the quarter ended December 31, 2019.  Directors receive periodic fees based on the following schedule:

Quarterly Fees:

Retainer (all members)	$4,000
Lead Independent Director	$3,000
Audit Committee Chair	$3,000
Loan Committee Chair	$3,000
Compensation Committee Chair	$2,000
Per-Meeting Attendance Fees (non-chair):	$750

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY INCENTIVE PLANS

The Corporation  maintains the 2016 Equity Incentive Plan (the “EIP”) that is administered by the Compensation Committee. Under the EIP, the Committee may grant incentive stock options, nonqualified stock options, restricted stock and restricted stock units. Within the limits of the EIP, the Committee has the authority to determine the employees or non-employee directors to whom equity awards are granted; the time or times at which an award is granted; and the amount and form of any such award grant. In making their determinations, the Committee may take into account the nature of the services rendered by the employee or non-employee director, their present and potential contributions to the Corporation's success and other factors that the Committee deems relevant.

The Corporation also maintains the 2004 Stock Option Plan (the “2004 Plan”) that is administered by the Compensation Committee. No additional shares are available for future grants under the 2004 Plan.

The following table sets forth additional information as of December 31, 2019, regarding securities authorized for issuance under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans that were not required to be submitted to our shareholders for approval. The equity compensation plans approved by our shareholders are our 2016 Equity Incentive Plan and the 2004 Stock Option Plan. There were no equity compensation plans that were not approved by our shareholders.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(#)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders:
2016 Equity Incentive Plan	201,800	17.79	482,850
2004 Stock Option Plan	147,181	13.92	-
Equity compensation plans not approved by shareholders:
NA	-	-	-
Total	348,981	16.16	482,850

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 30, 2020, Meridian had 6,094,341 shares of common stock issued and outstanding.  The following is information with respect to the beneficial ownership of Meridian common stock as of March 30, 2020 by each person or entity known by us to be beneficial owner of more than 5% of outstanding common stock, each of the executive officers of Meridian, each director, and all directors and executives officers as a group.  The information on beneficial ownership in the table and the footnotes hereto is based upon our records and information supplied to us by such person or entity.   Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the address for each shareholder listed below is c/o Meridian Corporation, 9 Old Lincoln Highway, Malvern, Pennsylvania 19335.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2)		Percentage of Class (2)
Christopher J. Annas	278,272		3.99%
Joseph L. Cafarchio	17,804		0.21%
Robert M. Casciato	78,854		1.12%
George C. Collier	28,043		0.14%
Robert T. Holland	28,951		0.41%
Edward J. Hollin	23,638		0.35%
Anthony M. Imbesi (3)	184,532		2.86%
Charles D. Kochka	14,189		0.16%
Denise Lindsay	46,166		0.59%
Randy J. McGarry	3,250		0.03%
Kenneth H. Slack	33,072		0.50%
Meridian Corporation Employee Stock Ownership Plan	36,619		0.60%
Current Directors, Nominees & Executive Officer as a Group (11 persons)	773,390		12.69%
Principal Shareholders (not otherwise named above)
The Banc Funds Company, LLC (4)	559,964	*	9.19%
Basswood Capital Management (5)	412,433	*	6.77%
Ategra Capital Management (6)	384,712	*	6.31%

(1)

Includes shares which may be held in IRAs for which the named individual has the power to vote the shares.  Beneficial ownership does not include the unvested portion of stock awards due to lack of voting and disposition power, unless such award will vest within sixty days of March 30, 2020.

(2)	Shares noted with * represent beneficial ownership as of December 31, 2019.
(3)	Mr. Imbesi’s beneficial ownership includes interests owned by Patriarch Investments LP, for which he owns 24.9975% and is the trustee.
(4)	The address of the Banc Funds Company LLC is 20 North Wacker Drive, Chicago, Illinois, 60606.
(5)	The address of Basswood Capital Management LLC is 645 Madison Avenue, New York, New York, 10022.
(6) The address of Ategra Capital Management is 8229 Boone Blvd, Suite 305, Vienna, Virginia 22182.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation makes loans to executive officers and directors of the Corporation in the ordinary course of its business. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time the transaction is originated for comparable transactions with nonaffiliated persons, and do not involve more than the normal risk of collectability or present any other unfavorable features. Federal regulations prohibit the Corporation from making loans to executive officers and directors of the Corporation or the Corporation at terms more favorable than could be obtained by persons not affiliated with the Corporation or the Corporation.  The Corporation’s policy towards loans to executive officers and directors currently complies with this limitation. The aggregate outstanding balance of the loans to all executive officers, directors or their affiliates, at December 31, 2019, was $3.7 million.   In addition, the Corporation paid legal fees of $16 thousand to the law firm of which Mr. Hollin is a shareholder in 2019.

DIRECTOR INDEPENDENCE

The Corporation’s Lead Independent Director is appointed for a term of two years and, in consultation with the other independent directors, is responsible for:

•	providing the Chairman with input regarding the agendas and materials for the Board meetings;

•	meeting with the Chairman and independent directors as appropriate;

•	chairing all Board meetings at which the Chairman is not present, including executive sessions of the independent directors;

•	calling meetings of the independent directors as appropriate;

•	serving as an unofficial member of all Board committees of which he is not a member; and

•	performing such other duties that the Board may from time to time delegate.

Currently, our Board of Directors has 8 members. Under the rules adopted by the Securities and Exchange Commission (SEC) and Nasdaq Stock Market for independence, Robert M. Casciato, George C. Collier, Robert T. Holland, Edward J. Hollin, Anthony M. Imbesi and Kenneth H. Slack meet the standards for independence. These directors represent more than a majority of our Board of Directors.

Our Board of Directors determined that the following directors were not independent within the meaning of the rules and listing standards of the Nasdaq Stock Market: Christopher J. Annas, Chairman, President and Chief Executive Officer of the Corporation, and Denise Lindsay, Executive Vice President and Chief Financial Officer of the Corporation.

Our Board of Directors has determined that a lending relationship resulting from a loan made by the Corporation to a director would not affect the determination of independence if the loan complies with Regulation O under the federal banking laws. Our Board of Directors also determined that maintaining with the Corporation a deposit, savings or similar account by a director or any of the director’s affiliates would not affect the determination of independence if the account is maintained on the same terms and conditions as those available to similarly situated customers. Additional categories or types of transactions or relationships considered by our Board of Directors regarding director independence include, but are not limited to, vendor or contractual relationships with directors or their affiliates.

Item 14. Principal Accounting Fees and Services

A proposal will be presented at the Annual Meeting to ratify the appointment by the Board of Directors of Crowe LLP as the Corporation’s independent registered public accounting firm for the 2020 fiscal year. KPMG LLP served as the Corporation’s independent registered public accounting firm in 2019.

The Corporation's Audit Committee has adopted a policy requiring that, before the Corporation's independent registered public accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Corporation’s Audit Committee.

On November 12, 2019, the Audit Committee (the “Audit Committee”) of the Board of Directors of Meridian Corporation (“Meridian”) initiated a competitive bid process to solicit requests for proposals from independent registered public accounting firms, including KPMG, LLP (“KPMG”), to serve as Meridian’s independent registered public accounting firm for the year ended December 31, 2020 beginning with the quarterly review procedures for the period ended March 31, 2020. After the bidding process was completed, on January 28, 2020, KPMG, which served as Meridian’s independent registered public accounting firm, notified Meridian that KPMG declined to stand for reelection upon the completion of their audit of Meridian's consolidated financial statements as of and for the year ended December 31, 2019 and the issuance of their report thereon. As a result of that process, on January 30, 2020, the Audit Committee appointed Crowe LLP (“Crowe”) as Meridian’s independent registered public accounting firm for the year ended December 31, 2020.

        In the event the selection of Crowe LLP is not ratified by the affirmative vote of a majority of the shares of common stock represented at the Annual Meeting, the appointment of the Corporation's independent registered public accounting firm will be reconsidered by the Audit Committee and the Board.

The following table sets forth KPMG LLP’s engagement fees for the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit fees (1)	$532,247	$343,000
Audit-Related fees	35,000	35,000
Audit and audit-related fees	570,247	378,000
Tax fees (2)	44,500	59,190
All other fees	1,780	1,780
Total fees	$616,527	$438,970

(1)

Includes professional services rendered for the audit of the Corporation’s annual consolidated financial statements, comfort letters, consents, quarterly reviews and consultations concerning financial accounting and reporting standards arising during the audits and statutory and regulatory audits, including out-of-pocket expenses.

(2)	Includes fees billed for the preparation of state and federal tax returns and assistance with calculating estimated tax payments.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Part IV of our Original Report is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K Amendment.

(a)(3) The following exhibits are filed with this Form 10‑K/A:

Exhibit Number	Description
31.1	Rule 13a‑14(a)/ 15d‑14(a) Certification of the Principal Executive Officer, filed herewith.
31.2	Rule 13a‑14(a)/ 15d‑14(a) Certification of the Principal Financial Officer, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meridian Bank

Date: April 10, 2020	By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)