Form 10-Q
period 2020-03-31
Meridian Corp
filed 2020-05-11
CIK 1750735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2020 there were 6,094,341 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except per share data)	2020	2019
Cash and due from banks	$12,172	19,106
Federal funds sold	25,350	20,265
Cash and cash equivalents	37,522	39,371
Securities available-for-sale (amortized cost of $90,039 and $58,874 as of March 31, 2020 and December 31, 2019)	90,552	58,856
Securities held-to-maturity (fair value of $7,946 and $9,003 as of March 31, 2020 and December 31, 2019)	7,747	8,780
Equity Investments	1,025	1,009
Mortgage loans held for sale (amortized cost of $106,301 and $33,363 as of March 31, 2020 and December 31, 2019), at fair value	107,506	33,704
Loans, net of fees and costs (includes $10,553 and $10,546 of loans at fair value, amortized cost of $10,272 and $10,186 as of March 31, 2020 and December 31, 2019)	1,021,561	964,710
Allowance for loan and lease losses	(11,098)	(9,513)
Loans, net of the allowance for loan and lease losses	1,010,463	955,197
Restricted investment in bank stock	8,347	8,072
Bank premises and equipment, net	8,410	8,636
Bank owned life insurance	11,930	11,859
Accrued interest receivable	3,283	3,148
Other real estate owned	—	120
Deferred income taxes	1,581	2,115
Goodwill	899	899
Intangible assets	3,805	3,874
Other assets	10,372	14,379
Total assets	$1,303,442	1,150,019

Liabilities:
Deposits:
Noninterest bearing	$140,826	139,450
Interest bearing	852,927	711,718
Total deposits	993,753	851,168
Short-term borrowings	129,707	123,676
Long-term debt	5,023	3,123
Subordinated debentures	40,885	40,962
Accrued interest payable	1,578	1,088
Other liabilities	14,463	9,307
Total liabilities	1,185,409	1,029,324

Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued 6,414,341 and 6,407,685 as of March 31, 2020 and December 31, 2019	6,414	6,408
Surplus	80,286	80,196
Treasury stock - 320,000 and 3,375 shares at March 31, 2020 and December 31, 2019, respectively	(5,706)	(3)
Retained earnings	36,613	34,097
Accumulated other comprehensive income (loss)	426	(3)
Total stockholders’ equity	118,033	120,695
Total liabilities and stockholders’ equity	$1,303,442	1,150,019

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2020	2019
Interest income:
Loans, including fees	$13,270	11,887
Securities:
Taxable	364	278
Tax-exempt	102	109
Cash and cash equivalents	58	50
Total interest income	13,794	12,324
Interest expense:
Deposits	3,254	3,236
Borrowings	874	611
Total interest expense	4,128	3,847
Net interest income	9,666	8,477
Provision for loan losses	1,552	219
Net interest income after provision for loan losses	8,114	8,258
Non-interest income:
Mortgage banking income	7,902	4,908
Wealth management income	1,021	864
SBA loan income	569	—
Earnings on investment in life insurance	70	72
Net change in the fair value of derivative instruments	954	16
Net change in the fair value of loans held-for-sale	860	90
Net change in the fair value of loans held-for-investment	(62)	324
Net gain (loss) on hedging activity	(1,425)	(275)
Service charges	28	27
Other	438	421
Total non-interest income	10,355	6,447
Non-interest expenses:
Salaries and employee benefits	9,884	7,727
Occupancy and equipment	924	963
Loan expenses	1,075	468
Professional fees	667	472
Advertising and promotion	609	465
Data processing	344	324
Information technology	318	266
Communications	130	192
Other	1,247	1,240
Total non-interest expenses	15,198	12,117
Income before income taxes	3,271	2,588
Income tax expense	755	582
Net income	$2,516	2,006

Basic earnings per common share	$0.39	0.31

Diluted earnings per common share	$0.39	0.31

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Net income:	$2,516	2,006

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized gains arising during the period, net of tax expense of $102, and $108, respectively	429	373
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0, and $0, respectively	—	—
Unrealized investment gains, net of tax expense of $102, and $108, respectively	429	373
Total other comprehensive income	429	373
Total comprehensive income	$2,945	2,379

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Other
	Common		Treasury	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$6,407	79,919		23,616	(390)	109,552
Comprehensive income:
Net income				2,006		2,006
Change in unrealized gains on securities available-for-sale, net of tax					373	373
Total comprehensive income						2,379
Share-based awards and exercises	—	—				—
Compensation expense related to stock option grants		61				61
Balance, March 31, 2019	$6,407	79,980	—	25,622	(17)	111,992

Balance, January 1, 2020	6,408	80,196	(3)	34,097	(3)	120,695
Comprehensive income:
Net income				2,516		2,516
Change in unrealized gains on securities available-for-sale, net of tax					429	429
Total comprehensive income						2,945
Share-based awards and exercises	6	90				96
Net purchase of treasury stock through publicly announced plans			(5,703)			(5,703)
Balance, March 31, 2020	$6,414	80,286	(5,706)	36,613	426	118,033

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Net income	$2,516	2,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	239
Net amortization of investment premiums and discounts	58	52
Provision for loan losses	1,552	219
Amortization of issuance costs on Subordinated Debt	24	—
Compensation expense for stock options	—	61
Net change in fair value of loans held for investment	62	(324)
Net change in fair value of loans held for sale	(860)	(90)
Net change in fair value of derivative instruments	(954)	(16)
Gain on sale of OREO	(6)	—
SBA loan income	(569)	—
Proceeds from sale of loans	189,561	112,948
Loans originated for sale	(254,601)	(96,265)
Mortgage banking income	(7,902)	(4,908)
Increase in accrued interest receivable	(135)	(112)
Increase in other assets	8,244	(161)
Earnings from investment in life insurance	(70)	(72)
Deferred income tax	412	45
Increase in accrued interest payable	490	129
Increase in other liabilities	(660)	1,064
Net cash (used) provided by operating activities	(62,678)	14,815
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	1,559	2,390
Purchases	(30,006)	(1,944)
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,000	—
Proceeds from sale of OREO	126	—
Settlement of forward contracts	—	(36)
(Increase) decrease in restricted stock	(275)	823
Net increase in loans	(56,197)	(27,283)
Purchases of premises and equipment	(186)	(86)
Net cash used in investing activities	(83,979)	(26,136)
Cash flows from financing activities:
Net increase in deposits	142,585	58,583
Increase (decrease) in short term borrowings	(18,169)	(32,068)
Increase (decrease) in short term borrowings with original maturity > 90 days	24,200	—
Repayment of long term debt (Acquisition note)	—	(206)
Proceeds from long term debt (FHLB advances)	1,900	—
Issuance costs on Subordinated debt	(101)	—
Net purchase of treasury stock through publicly announced plans	(5,703)	—
Share based awards and exercises	96	—
Net cash provided by financing activities	144,808	26,309
Net change in cash and cash equivalents	(1,849)	14,988
Cash and cash equivalents at beginning of period	39,371	23,952
Cash and cash equivalents at end of period	$37,522	38,940
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,638	3,718
Income taxes	145	2,735
Supplemental disclosure of cash flow information:
Transfers from loans and leases to real estate owned	—	120
Transfers from loans held for sale to loans held for investment	—	3,602
Net loans sold, not settled	(206)	—
Investment security purchases, not settled	(2,757)	—

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Amounts subject to significant estimates are items such as the allowance for loan losses and lending related commitments, the fair value of financial instruments, other-than-temporary impairments of investment securities, and the valuations of goodwill and intangible assets, and servicing assets.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Corporation’s customers operate and could impair their ability to fulfill their financial obligations to the Corporation.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Corporation operates.

Although the Corporation’s current estimates contemplate current conditions and how we expect them to change in the future, due to the impact that the COVID-19 has had on financial markets and the economy both locally and nationally, it is reasonably possible that this could materially affect these significant estimates and the Corporation’s results of operations and financial condition.

The Corporation is working with customers directly affected by COVID-19.  The Corporation is prepared to offer short-term assistance in accordance with regulator guidelines.  Should economic conditions worsen, the Corporation could experience further increases in its required allowance for loan loss and record additional provision for loan loss expense. It is possible that the Corporation’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

COVID-19 could cause a further and sustained decline in the Corporation’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform goodwill and intangible asset impairment tests and result in an impairment charge being recorded for that period.

In the event that the Corporation concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the Securities and Exchange Commission (including our Annual Report on Form 10-K for the year ended December 31, 2019) and, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.   For periods prior to the completion of the holding company reorganization, the Bank’s filings with the FDIC, including the Bank’s annual report on Form 10-K for the year ended December 31, 2017.  Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period.

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

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2020	2019
Numerator:
Net income available to common stockholders	$2,516	2,006
Denominator for basic earnings per share - weighted average shares outstanding	6,383	6,407
Effect of dilutive common shares	37	29
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,420	6,436
Basic earnings per share	$0.39	0.31
Diluted earnings per share	$0.39	0.31
Antidilutive shares excluded from computation of average dilutive earnings per share	202	126

(3)      Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets are detailed below:

	Balance		Balance	Amortization
	December 31,	Amortization	March 31,	Period
(dollars in thousands)	2019	Expense	2020	(in years)
Goodwill - Wealth	$899	—	899	Indefinite
Total Goodwill	899	—	899

Intangible assets - trade name	266	—	266	Indefinite
Intangible assets - customer relationships	3,523	(52)	3,471	20
Intangible assets - non competition agreements	85	(17)	68	4
Total Intangible Assets	3,874	(69)	3,805
Total	$4,773	(69)	4,704

Accumulated amortization on intangible assets was $819 thousand and $750 thousand as of March 31, 2020 and December 31, 2019, respectively.

The Corporation performs an evaluation annually, or more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets had occurred in accordance with ASC 350, “Intangibles - Goodwill and Other”. For the period from January 1, 2020 through March 31, 2020, the Corporation determined that no impairment existed.

(4)      Securities

The amortized cost and fair value of securities as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$21,224	11	(574)	20,661
U.S. government agency mortgage-backed securities	7,888	245	(1)	8,132
U.S. government agency collateralized mortgage obligations	36,953	682	(293)	37,342
State and municipal securities	23,974	459	(16)	24,417
Total securities available-for-sale	$90,039	1,397	(884)	90,552
Securities held to maturity:
State and municipal securities	7,747	199	—	7,946
Total securities held-to-maturity	$7,747	199	—	7,946

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$11,967	—	(101)	11,866
U.S. government agency mortgage-backed securities	5,457	66	(26)	5,497
U.S. government agency collateralized mortgage obligations	35,096	300	(173)	35,223
State and municipal securities	6,354	—	(84)	6,270
Total securities available-for-sale	$58,874	366	(384)	58,856
Securities held to maturity:
State and municipal securities	8,780	223	—	9,003
Total securities held-to-maturity	$8,780	223	—	9,003

At March 31, 2020, the Corporation had one U.S. government sponsored agency mortgage‑backed security,  eleven U.S. government sponsored agency collateralized mortgage obligations, fifteen U.S. asset backed securities, and five State and municipal securities in unrealized loss positions.  At December 31, 2019, the Corporation had nine U.S. asset backed securities, one U.S. Government sponsored agency mortgage‑backed security, fifteen U.S. Government sponsored agency collateralized mortgage obligations, and six State and municipal securities in unrealized loss positions.  Although the Corporation’s investment portfolio overall is in a net unrealized gain position at March 31, 2020, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other‑than‑temporarily impaired.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$19,304	(574)	—	—	19,304	(574)
U.S. government agency mortgage-backed securities	43	(1)	—	—	43	(1)
U.S. government agency collateralized mortgage obligations	11,944	(205)	2,890	(88)	14,834	(293)
State and municipal securities	5,156	(16)	—	—	5,156	(16)
Total securities available-for-sale	$36,447	(796)	2,890	(88)	39,337	(884)

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$11,866	(101)	—	—	11,866	(101)
U.S. government agency mortgage-backed securities	—	—	1,636	(26)	1,636	(26)
U.S. government agency collateralized mortgage obligations	16,283	(116)	3,108	(57)	19,391	(173)
State and municipal securities	6,270	(84)	—	—	6,270	(84)
Total securities available-for-sale	$34,419	(301)	4,744	(83)	39,163	(384)

The amortized cost and carrying value of securities at March 31, 2020 and December 31, 2019 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2020				December 31, 2019
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	—	—	$—	—	—	—
Due after one year through five years	—	—	3,227	3,285	—	—	4,242	4,311
Due after five years through ten years	2,299	2,288	4,520	4,661	1,329	1,324	4,538	4,692
Due after ten years	42,899	42,790	—	—	16,992	16,812	—	—
Subtotal	45,198	45,078	7,747	7,946	18,321	18,136	8,780	9,003
Mortgage-related securities	44,841	45,474	—	—	40,553	40,720	—	—
Total	$90,039	90,552	7,747	7,946	$58,874	58,856	8,780	9,003

(5)      Loans Receivable

Loans and leases outstanding at March 31, 2020 and December 31, 2019 are detailed by category as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Mortgage loans held for sale	$107,506	33,704
Real estate loans:
Commercial mortgage	391,328	362,590
Home equity lines and loans	78,764	81,583
Residential mortgage (1)	52,654	53,665
Construction	175,364	172,044
Total real estate loans	698,110	669,882

Commercial and industrial	292,423	273,301
Small business loans	31,773	21,616
Consumer	570	1,003
Leases, net	559	697
Total portfolio loans and leases	1,023,435	966,499
Total loans and leases	$1,130,941	1,000,203

Loans with predetermined rates	$356,194	293,114
Loans with adjustable or floating rates	774,747	707,089
Total loans and leases	$1,130,941	1,000,203

Net deferred loan origination (fees) costs	$(1,874)	(1,789)

(1)	Includes $10,553 and $10,546 of loans at fair value as of March 31, 2020 and December 31, 2019, respectively.

Components of the net investment in leases at March 31, 2020 and December 31, 2019 are detailed as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Minimum lease payments receivable	$583	729
Unearned lease income	(24)	(32)
Total	$559	697

Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of March 31, 2020 and December 31, 2019, respectively:

					Total
		90+ days			Accruing	Nonaccrual
March 31, 2020	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$58	—	58	390,544	390,602	726	391,328	0.20%
Home equity lines and loans	50	—	50	77,953	78,003	761	78,764	1.03
Residential mortgage (1)	1,487	—	1,487	46,473	47,960	4,694	52,654	11.74
Construction	233	—	233	175,131	175,364	—	175,364	0.13
Commercial and industrial	125	—	125	291,884	292,009	414	292,423	0.18
Small business loans	—	—	—	31,773	31,773	—	31,773	—
Consumer	—	—	—	570	570	—	570	—
Leases	75	20	95	464	559	—	559	16.99
Total	$2,028	20	2,048	1,014,792	1,016,840	6,595	1,023,435	0.84%

(1) Includes $10,553 of loans at fair value as of March 31, 2020 ($10,553 of current, $0 of 30-89 days past due and $0 of nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2019	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	361,857	361,857	733	362,590	0.20%
Home equity lines and loans	—	—	—	81,046	81,046	537	81,583	0.66
Residential mortgage (1)	4,675	—	4,675	47,446	52,121	1,544	53,665	11.59
Construction	—	—	—	172,044	172,044	—	172,044	—
Commercial and industrial	206	—	206	272,674	272,880	421	273,301	0.23
Small business loans	—	—	—	21,616	21,616	—	21,616	—
Consumer	—	—	—	1,003	1,003	—	1,003	—
Leases	162	—	162	535	697	—	697	23.24
Total	$5,043	—	5,043	958,221	963,264	3,235	966,499	0.86%

(1)	Includes $10,546 of loans at fair value as of December 31, 2019 ($9,056 of current, $786 of 30-89 days past due and $704 of nonaccrual).

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

Roll-Forward of Allowance by Portfolio Segment

The following tables detail the roll‑forward of the Corporation’s Allowance, by portfolio segment, for the three month period ended March 31, 2020 and 2019, respectively:

	Balance,				Balance,
(dollars in thousands)	December 31, 2019	Charge-offs	Recoveries	Provision	March 31, 2020
Commercial mortgage	$3,426	—	—	686	4,112
Home Equity lines and loans	342	—	1	141	484
Residential mortgage	179	—	2	38	219
Construction	2,362	—	—	19	2,381
Commercial and industrial	2,684	—	29	456	3,169
Small business loans	509	—	—	216	725
Consumer	6	—	1	(3)	4
Leases	5	—	—	(1)	4
Total	$9,513	—	33	1,552	11,098

	Balance,				Balance,
(dollars in thousands)	December 31, 2018	Charge-offs	Recoveries	Provision	March 31, 2019
Commercial mortgage	$3,209	—	3	(49)	3,163
Home Equity lines and loans	323	—	3	15	341
Residential mortgage	191	—	—	21	212
Construction	1,627	—	—	175	1,802
Commercial and industrial	2,612	—	97	51	2,760
Small business loans	78	—	—	8	86
Consumer	3	—	1	—	4
Leases	10	—	—	(2)	8
Total	$8,053	—	104	219	8,376

Allowance Allocated by Portfolio Segment

The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2020 and December 31, 2019.

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
March 31, 2020	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	4,112	4,112	$2,117	389,211	391,328
Home Equity lines and loans	36	448	484	761	78,003	78,764
Residential mortgage	—	219	219	3,804	38,297	42,101
Construction	—	2,381	2,381	1,231	174,133	175,364
Commercial and industrial	21	3,148	3,169	1,015	291,408	292,423
Small business loans	—	725	725	228	31,545	31,773
Consumer	—	4	4	—	570	570
Leases	—	4	4	—	559	559
Total	$57	11,041	11,098	$9,156	1,003,726	1,012,882	(1)

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2019	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,426	3,426	$2,138	360,452	362,590
Home Equity lines and loans	46	296	342	536	81,047	81,583
Residential mortgage	—	179	179	854	42,265	43,119
Construction	—	2,362	2,362	1,247	170,797	172,044
Commercial and industrial	27	2,657	2,684	1,288	272,013	273,301
Small business loans	63	446	509	1,244	20,372	21,616
Consumer	—	6	6	—	1,003	1,003
Leases	—	5	5	—	697	697
Total	$136	9,377	9,513	$7,307	948,646	955,953	(1)

(1)	Excludes deferred fees and loans carried at fair value.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses as of March 31, 2020 and December 31, 2019:

March 31, 2020		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$381,035	7,278	3,015	—	391,328
Home equity lines and loans	78,088	—	676	—	78,764
Construction	174,158	1,206	—	—	175,364
Commercial and industrial	270,780	9,779	11,864	—	292,423
Small business loans	30,238	—	1,535	—	31,773
Total	$934,299	18,263	17,090	—	969,652

December 31, 2019		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$353,724	5,821	3,045	—	362,590
Home equity lines and loans	81,046	—	537	—	81,583
Construction	170,823	1,221	—	—	172,044
Commercial and industrial	251,320	9,648	12,333	—	273,301
Small business loans	20,351	—	1,265	—	21,616
Total	$877,264	16,690	17,180	—	911,134

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of March 31, 2020 and December 31, 2019. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$38,297	3,804	42,101	$42,265	854	43,119
Consumer	570	—	570	1,003	—	1,003
Leases	559	—	559	697	—	697
Total	$39,426	3,804	43,230	$43,965	854	44,819

There were five nonperforming residential mortgage loans at March 31, 2020 and five nonperforming residential mortgage loans at December 31, 2019 with a combined outstanding principal balance of $890 thousand and $839 thousand, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following table details the recorded investment and principal balance of impaired loans by portfolio segment, and their related allowance for loan and lease losses.

	As of March 31, 2020			As of December 31, 2019
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	investment	balance	allowance	investment	balance	allowance
Impaired loans with related allowance:
Commercial mortgage	$—	—	—	—	—	—
Commercial and industrial	449	449	21	617	617	27
Small business loans	—	—	—	1,002	1,002	63
Home equity lines and loans	456	459	36	461	461	46
Residential mortgage	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Total	905	908	57	2,080	2,080	136
Impaired loans without related allowance:
Commercial mortgage	$2,117	2,158	—	2,138	2,173	—
Commercial and industrial	566	614	—	671	718	—
Small business loans	228	228	—	242	242	—
Home equity lines and loans	305	305	—	75	75	—
Residential mortgage	3,804	3,804	—	854	854	—
Construction	1,231	1,233	—	1,247	1,248	—
Total	8,251	8,342	—	5,227	5,310	—
Grand Total	$9,156	9,250	57	7,307	7,390	136

The following table details the average recorded investment and interest income recognized on impaired loans by portfolio segment.

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2020	2019
	Average	Average
	recorded	recorded
(dollars in thousands)	investment	investment
Impaired loans with related allowance:
Commercial mortgage	$—	—
Commercial and industrial	451	673
Small business loans	—	—
Home equity lines and loans	458	—
Residential mortgage	—	—
Construction	—	—
Total	909	673
Impaired loans without related allowance:
Commercial mortgage	$2,129	1,926
Commercial and industrial	587	797
Small business loans	934	—
Home equity lines and loans	305	82
Residential mortgage	3,806	857
Construction	1,239	1,287
Total	9,000	4,949
Grand Total	$9,909	5,622

Interest income recognized on performing impaired loans amounted to $53 thousand and $49 thousand for the three months ended March 31, 2020 and 2019, respectively.

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

The balance of TDRs at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
TDRs included in nonperforming loans and leases	$312	319
TDRs in compliance with modified terms	3,450	3,599
Total TDRs	$3,762	3,918

There were no loan and lease modifications granted during the three months ended March 31, 2020 and 2019 that were categorized as TDRs.  No loan and lease modifications granted during the three months ended March 31, 2020 and 2019 subsequently defaulted during the same time period.

Non-TDR Loan Modifications due to COVID-19

On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The modifications completed in the three months ended March 31, 2020 were immaterial.

As of May 1, 2020, the Corporation executed 230 loan modifications with payment deferrals on outstanding loan balance of $150.9 million in connection with the COVID-19 relief provided by the CARES Act.  The Corporation has made the following loan assistance programs available: for commercial customers, payment holidays up to 3 billing cycles and interest only payments; for construction loan customers lowered interest rates, two or three billing cycle payment holidays; and for residential loan customers three month payment holidays. These deferrals were generally no more than three months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

(7)      Short-Term Borrowings and Long‑Term Debt

The Corporation’s short‑term borrowings generally consist of federal funds purchased and short‑term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks: one of $24 million and one of  $15 million. Federal funds purchased generally represent one-day borrowings.  The Corporation had no Federal Funds purchased at March 31, 2020 and December 31, 2019. The Corporation also has a facility with the Federal Reserve discount window of $13.5 million. This facility is fully secured by investment securities and loans. There were $10 million in borrowings under this facility at March 31, 2020 and none at December 31, 2019.

Short‑term borrowings as of March 31, 2020 consisted of short‑term advances from the FHLB of Pittsburgh in the amount of $77.3 million with interest at 0.36%,  $3.8 million with an original term of 9 months with interest at 0.42%,  $5.0 million with an original term of 7 years with interest at 2.76%,  $5.1 million with an original term of 9 months with interest at 1.59%,  $7.7 million with an original term of 9 months with interest at 1.59%,  $10.2 million with an original term of 12 months with interest at 0.88%,  $10.4 million with an original term of 12 months with interest at 0.79%,  $10 million in borrowings under the Federal Reserve discount window with an original term of 3 months with interest at 0.25%, as well as the acquisition note for the Wealth division that had a balance of $206 thousand as of March 31, 2020.

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

Long‑term debt at March 31, 2020 and December 31, 2019 consisted of the following fixed rate notes:

			Balance as of
	Maturity	Interest	March 31,	December 31,
(dollars in thousands)	date	rate	2020	2019
Mid-term Repo-fixed	03/21/22	0.92%	$1,900	—
Mid-term Repo-fixed	06/28/21	1.88	3,123	3,123
Total	`		$5,023	3,123

The FHLB of Pittsburgh has also issued $157 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2020.

The Corporation has a maximum borrowing capacity with the FHLB of $525.7 million as of March 31, 2020 and $507.3 million as of December 31, 2019. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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

Residential Mortgage Loans

The mortgage servicing rights (“MSRs”) are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  MSR’s are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR.  The Corporation serviced $77.8 million and $60.3 million of residential mortgage loans as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Corporation recognized servicing fee income of $183 thousand, compared to $38 thousand during the three months ended March 31, 2019.

Changes in the MSR balance are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at beginning of the period	$446	—
Servicing rights capitalized	184	279
Amortization of servicing rights	(33)	(18)
Change in valuation allowance	(174)	(47)
Balance at end of the period	$423	214

Activity in the valuation allowance for MSR’s was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Valuation allowance, beginning of period	$(98)	—
Impairment	(174)	(47)
Recovery	—	—
Valuation allowance, end of period	$(272)	(47)

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2020, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 18.82% and a discount rate equal to 9.00%.  At December 31, 2019, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 13.08% and a discount rate equal to 9.00%.

At March 31, 2020 and December 31, 2019, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2020	December 31, 2019
Fair value of residential mortgage servicing rights	$423	$446

Weighted average life (years)	8.0	7.8

Prepayment speed	18.82%	13.08%
Impact on fair value:
10% adverse change	$(18)	$(19)
20% adverse change	(35)	(37)

Discount rate	9.00%	9.00%
Impact on fair value:
10% adverse change	$(19)	$(14)
20% adverse change	(37)	(27)

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

SBA Loans

SBA loan servicing assets are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset.  The Corporation serviced $25.9 million and $18.0 million of SBA loans, as of March 31, 2020 and December 31, 2019, respetively.  During the three months ended March 31, 2020, the Corporation recognized servicing fee income of $22 thousand.  There were no SBA loan serviced as of March 31, 2019.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at beginning of the period	$337	—
Servicing rights capitalized	159	—
Amortization of servicing rights	(19)	—
Change in valuation allowance	(8)	—
Balance at end of the period	$469	—

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Valuation allowance, beginning of period	$(26)	—
Impairment	(8)	—
Recovery	—	—
Valuation allowance, end of period	$(34)	—

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2020, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.22%, and a discount rate equal to 11.00%.  At December 31, 2019, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 10.77%, and a discount rate equal to 11.28%.

At March 31, 2020 and December 31, 2019, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2020	December 31, 2019
Fair value of SBA loan servicing rights	$469	$337

Weighted average life (years)	3.9	4.3

Prepayment speed	12.22%	10.77%
Impact on fair value:
10% adverse change	$(16)	$(12)
20% adverse change	(31)	(23)

Discount rate	11.00%	11.28%
Impact on fair value:
10% adverse change	$(11)	$(9)
20% adverse change	(22)	(18)

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$20,661	—	20,661	—
U.S. government agency mortgage-backed securities	8,132	—	8,132	—
U.S. government agency collateralized mortgage obligations	37,342	—	37,342	—
State and municipal securities	24,417	—	24,417	—
Investments in mutual funds	1,025	—	1,025	—
Mortgage loans held-for-sale	107,506	—	107,506	—
Mortgage loans held-for-investment	10,553	—	10,553	—
Interest rate lock commitments	4,021	—	—	4,021
Customer derivatives - Interest rate swaps	1,057	—	1,057	—
Total	$214,714	—	210,693	4,021

Liabilities
Interest rate lock commitments	332	—	—	332
Forward commitments	2,424	—	2,424	—
Customer derivatives - Interest rate swaps	1,183	—	1,183	—
	$3,939	—	3,607	332

	December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$11,866	—	11,866	—
U.S. government agency mortgage-backed securities	5,497	—	5,497	—
U.S. government agency collateralized mortgage obligations	35,223	—	35,223	—
State and municipal securities	6,270	—	6,270	—
Investments in mutual funds	1,009	—	1,009	—
Mortgage loans held-for-sale	33,704	—	33,704	—
Mortgage loans held-for-investment	10,546	—	10,546	—
Interest rate lock commitments	504	—	—	504
Forward commitments	504	—	6	—
Customer derivatives - Interest rate swaps	382	—	382	—
Total	$105,505	—	104,503	504

Liabilities
Interest rate lock commitments	157	—	—	157
Forward commitments	119	—	119	—
Customer derivatives - Interest rate swaps	431	—	431	—
	$707	—	550	157

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$423	—	—	423
SBA loan servicing rights	469	—	—	469
Impaired loans (1)	962	—	—	962
Other real estate owned (2)	—	—	—	—
Total	$1,854	—	—	1,854

	December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$446	—	—	446
SBA loan servicing rights	337	—	—	337
Impaired loans (1)	804	—	—	804
Other real estate owned (2)	120	—	—	120
Total	$1,707	—	—	1,707

(1)

Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input is significant to the fair value measurements. The recorded investment in impaired loans noted above was $9.2 million and $7.3 million as of March 31, 2020 and December 21, 2019, respectively.

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

Loan Servicing Rights

The Corporation estimates the fair value of mortgage servicing rights and SBA loan servicing rights using discounted cash flow models that calculate the present value of estimated future net servicing income. The model uses readily available prepayment speed assumptions for the interest rates of the portfolios serviced. These servicing rights are classified within Level 3 in the fair value hierarchy based upon management’s assessment of the inputs. The Corporation reviews the servicing rights portfolios on a quarterly basis for impairment.

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

Short‑Term Borrowings

The carrying amounts of short‑term borrowings approximate their fair values.

Long‑Term Debt

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

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

The estimated fair values of the Corporation’s financial instruments at March 31, 2020 and December 31, 2019 are as follows:

		March 31, 2020		December 31, 2019
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$37,522	37,522	39,371	39,371
Securities available-for-sale	Level 2	90,552	90,552	58,856	58,856
Securities held-to-maturity	Level 2	7,747	7,946	8,780	9,003
Equity investments	Level 2	1,025	1,025	1,009	1,009
Mortgage loans held-for-sale	Level 2	107,506	107,506	33,704	33,704
Loans receivable, net of the allowance for loan and lease losses	Level 3	999,910	1,035,010	944,651	973,057
Mortgage loans held-for-investment	Level 2	10,553	10,553	10,546	10,546
Interest rate lock commitments	Level 3	4,021	4,021	504	504
Forward commitments	Level 2	—	—	6	6
Restricted investment in bank stock	NA	8,347	NA	8,072	NA
Accrued interest receivable	Level 3	3,283	3,283	3,148	3,148
Customer derivatives - Interest rate swaps	Level 2	1,057	1,057	382	382
Financial liabilities:
Deposits	Level 2	993,753	1,116,400	851,168	880,400
Short-term borrowings	Level 2	129,707	129,707	123,676	123,678
Long-term debt	Level 2	5,023	5,100	3,123	3,123
Subordinated debentures	Level 2	40,885	39,080	40,962	40,962
Accrued interest payable	Level 2	1,578	1,578	1,088	1,088
Interest rate lock commitments	Level 3	332	332	157	157
Forward commitments	Level 2	2,424	2,424	119	119
Customer derivatives - Interest rate swaps	Level 2	1,183	1,183	431	431

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$323,829	4,021	327,788	504
Letters of credit	Level 2	7,866	—	9,750	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three month peiod ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Balance at beginning of the period	$504	310
Increase in value	3,517	19
Balance at end of the period	$4,021	329

The following table details the valuation techniques for Level 3 interest rate lock commitments.

			Significant
	Fair Value		Unobservable	Range of	Weighted
	Level 3	Valuation Technique	Input	Inputs	Average
March 31, 2020	$4,021	Market comparable pricing	Pull through	1 - 99%	91.70%
December 31, 2019	504	Market comparable pricing	Pull through	1 - 99	93.41

Net realized gains of $3.3 million and $19 thousand due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the three months ended March 31, 2020 and 2019, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		March 31, 2020		December 31, 2019
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$240,696	4,021	47,660	504
Negative fair values	Other liabilities	39,590	(332)	22,663	(157)
Total		280,286	3,689	70,323	347

Forward Commitments
Positive fair values	Other assets	—	—	4,500	6
Negative fair values	Other liabilities	108,500	(2,424)	58,250	(119)
Total		108,500	(2,424)	62,750	(113)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	6,323	1,057	3,271	382
Negative fair values	Other liabilities	6,323	(1,183)	3,271	(431)
Total		12,646	(126)	6,542	(49)
Total derivative financial instruments		$401,432	1,139	139,615	185

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Interest Rate Lock Commitments	$3,342	19
Forward Commitments	(2,311)	8
Customer Derivatives - Interest Rate Swaps	(77)	(11)
Net fair value gains (losses) on derivative financial instruments	$954	16

Net realized losses on derivatives were ($1.4) million and ($275) thousand for the three months ended March 31, 2020 and 2019, respectively, and are included in other non-interest income in the unaudited consolidated statements of income.

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

Our Banking segment consists of commercial and retail banking. The Banking segment generates interest income from its lending (including leasing) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of available for sale investment securities, gains on the sale of residential mortgage loans, SBA income, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income, title insurance fees, and other less significant non-interest income.

Meridian Wealth, a registered investment advisor and wholly-owned subsidiary of the Bank, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. The unit generates non-interest income through advisory fees.

Meridian’s mortgage banking segment (“Mortgage”) consists of one central loan production facility and several loan production offices located throughout the Delaware Valley and Maryland. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale.  The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains.

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Segment Information
	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$9,518	(2)	150	9,666	$8,381	38	58	8,477
Provision for loan losses	1,552	—	—	1,552	219	—	—	219
Net interest income after provision	7,966	(2)	150	8,114	8,162	38	58	8,258

Non-interest Income
Mortgage banking income	102	—	7,800	7,902	39	—	4,869	4,908
Wealth management income	—	1,021	—	1,021	46	818	—	864
SBA income	569	—	—	569	—	—	—	—
Net change in fair values	(65)	—	1,817	1,752	—	—	430	430
Net gain (loss) on hedging activity	—	—	(1,425)	(1,425)			(275)	(275)
Other	444	0	92	536	378	—	142	520
Non-interest income	1,050	1,021	8,284	10,355	463	818	5,166	6,447
Non-interest expense	6,964	788	7,446	15,198	6,063	820	5,234	12,117
Income before income taxes	$2,052	231	988	3,271	$2,562	36	(10)	2,588

Total Assets	$1,192,882	5,337	105,223	1,303,442	$987,589	7,277	32,648	1,027,514

(12)    Stockholders’ Equity

On March 7, 2019 the Corporation announced a stock repurchase plan (the “2019 Stock Repurchase Plan”) pursuant to which the Corporation may repurchase up to 5% of its common stock.  During the three months ended March 31, 2020, the Corporation repurchased 316,625 of its own outstanding common shares. These purchases completed the share repurchases authorized by the 2019 Stock Repurchase Plan.

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

The amendments in this update became effective for us January 1, 2020. The adoption will did not have an impact on our consolidated financial statements and related disclosures as the Corporation has not historically granted share based payment awards to nonemployees other than to the Corporation’s Board of Directors, who are treated as employees for share-based payment accounting.

FASB ASU 2018-13, "Fair Value Measurement Disclosure Framework"

Issued in August 2018, ASU 2018-13 modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. ASU 2018-13 was effective for the Corporation on January 1, 2020. Adoption is required on both a prospective and retrospective basis depending on the amendment. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

FASB ASU 2016‑13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016‑13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure the current expected credit losses (“CECL”) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables.  The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU.  A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an emerging growth company, the Corporation’s effective date for the implementation of the ASU will be January 1, 2023.  The Corporation is currently determining under which method we will adopt this ASU.  The Corporation has assembled a cross-functional team from Finance, Credit, and IT that is leading the implementation efforts to evaluate the impact of this guidance on the Corporation's consolidated financial statements and related disclosures, internal systems, accounting policies, processes and related internal controls.  At this time the Corporation cannot yet estimate the impact to the consolidated financial statements.

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

FASB ASU 2016‑02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016‑02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016‑02 is effective for public companies for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within the fiscal years beginning after December 15, 2021. In July 2018 ASU 2018-11 was issued which creates a new, optional transition method for implementing ASU 2016-02 and a lessor practical expedient for separating lease and non-lease components and has the same effective date as ASU 2016-02.  Under the optional transition method of ASU 2018-11, the Corporation may initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Corporation will adopt ASU 2016-12 and ASU 2018-11 as of January 1, 2021 and apply ASC 840 throughout 2020.  The Corporation is evaluating the effects that ASU 2016‑02 and ASU 2018-11 will have on its consolidated financial statements and related disclosures.

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

(14) Subsequent Events

In response to the COVID-19 pandemic, we have worked with our business customers to file applications for the Paycheck Protection Program (“PPP”) offered through the U.S. Small Business Administration (“SBA”), and helped our customers get approved for over $270 million in PPP loans through May 1, 2020.

Additionally as of May 1, 2020, the Corporation executed 230 loan modifications with payment deferrals on outstanding loan balance of $150.9 million in connection with the COVID-19 relief provided by the CARES Act.  The Corporation has made the following loan assistance programs available: for commercial customers, payment holidays up to 3 billing cycles and interest only payments; for construction loan customers lowered interest rates, two or three billing cycle payment holidays; and for residential loan customers three month payment holidays. These deferrals were generally no more than three months in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10‑Q and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2019 included in Meridian Corporation’s Annual Report on Form 10‑K filed with the Securities and Exchange Commission (the “SEC”).

Cautionary Statement Regarding Forward-Looking Statements

Meridian Corporation (the “Corporation”) may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties that could cause actual results to differ materially include, without limitation, the current COVID-19 pandemic and government responses thereto, among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements.  Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.

Recent Developments

Impacts of COVID-19

The COVID-19 pandemic began to impact the Corporation’s operations during March 2020, and as of the date of this release, continues to influence operating decisions. In response to the pandemic, the Corporation’s management implemented the following policy actions:

●

Participation in the SBA’s PPP, a program initiated to help small businesses maintain their workforce during the pandemic. As of May 1, 2020, the Bank approved 866 applications totaling over $270 million, with an average loan size of approximately $195 thousand.

●

As a result of the current economic environment caused by the COVID-19 virus, the Bank is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. As such, the Bank is prudently helping borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Consistent with regulatory guidance, the Bank where needed will defer or modify its loan customer’s repayment obligation if its cash flow has been negatively impacted by the pandemic. The Bank’s management anticipates that additional borrower deferral and modification requests will continue during the second quarter of 2020.

Commercial real estate loans are one of the Bank’s primary loan concentrations. Key loan data for commercial real estate loans secured by restaurants, hotels and retail non-owner occupied properties indicate a strong weighted average loan-to-value and debt service coverage. As of March 31, 2020, commercial loans to borrowers in the retail, hospitality and residential spec construction industries were as follows:

	% of Loan Portfolio		COVID-19 Relief
	March 31, 2020		May 1, 2020
		% of Loan	Balance with	% of Industry
Industry	Balance	Portfolio	Relief	Balance
Retail	$32,271	3.19%	$9,869	30.58%
Hospitality	24,774	2.45	18,966	76.56
Residential spec construction	62,779	6.20	14,972	23.85
Total	$119,824	11.83%	$43,807	36.56%

U.S. Small Business Administration Paycheck Protection Program

The Bank has participated in the SBA’s PPP, which was initiated on April 3, 2020 in order to help small businesses maintain their workforce during the COVID-19 pandemic. The Bank began accepting applications from qualified business customers immediately upon the initiation of the PPP. The Bank is a certified SBA lender and was one of the first local banks to fund loans under the PPP.    In addition, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCEA Act”) was passed by Congress on April 23, 2020 and signed into law by President Trump on April 24, 2020.  The PPP/HCEA Act authorizes additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. The Bank is accepting applications from qualified business customers for the additional loans available under the PPP/HCEA Act. As of May 1, 2020, the Bank approved 866 applications totaling over $270 million in loan requests, with an average loan size of approximately $195 thousand to date under the funding of the PPP and the PPP/HCEA Act.

Loans originated under this program include principal and interest which may be forgiven provided the borrower uses the funds in a manner consistent with PPP guidelines. These loans have a contractual maturity of two years, a contractual rate of interest of 1%, and have an automatic six month payment deferral. The SBA has outlined a fee structure based on loan size, whereby institutions will be paid 5% for loans of not more than $350,000, 3% for loans of more than $350,000 and less than $2 million, and 1% for loans of at least $2 million. These fees, net of the loan-specific costs, will be deferred and recognized as an adjustment to yield over the expected life of the loans. There is significant uncertainty about how borrowers will seek and qualify for forgiveness. As a result, the expected life of these loans and the impact on loan yields to future periods cannot currently be determined with certainty, and estimates will be periodically updated as more information becomes available.

The Federal Reserve Bank (“FRB”) initiated the Paycheck Protection Program Liquidity Facility (“PPPLF”) as a facility to provide liquidity to financial institutions participating and funding loans for the PPP.  The non-recourse loans are available to institutions eligible to make PPP loans, with the SBA-guaranteed loans pledged as collateral to the FRB.  Financial institutions can also pledge PPP loans to the discount window.  Each liquidity option is set at different rates and terms. PPP loans pledged to the PPPLF may be excluded from leverage ratio calculations.  We are exploring our options to expand our liquidity while supporting our customers with PPP loan applications.

SBA Loan Subsidy Program

Pursuant to the CARES Act, Section 1112, Congress has determined that all existing borrowers under the SBA Section 7(a) program are adversely affected by COVID-19, and are therefore entitled to a subsidy in the form of relief payments.  Specifically, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of six months.  These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and will begin with the next payment due, and as such, are separate from any loan modifications made at the direction of the Bank.  The Bank is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program.  As of May 1, 2020, the Bank has 84 loans eligible for the program, with an aggregate principal amount of $61.5 million.  Payments under the program will not constitute new loans for the Bank, but simply payments of principal and interest on loans that already exist in the Bank’s SBA 7(a) loan portfolio and are current on borrower payments.  The Bank received its first tranche of payments under the program on April 29, 2020, and expects to receive subsequent payments from the SBA by the 25th of each month thereafter until the expiration of the six-month program period.

Critical Accounting Policies, Judgments and Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. While certain valuation assumptions and judgments will change to account for COVID-19 pandemic-related circumstances such as widening credit spreads, the Corporation does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.    In particular, management has identified the provision and allowance for loan losses as the accounting policy that, due to the estimates, assumptions and judgements inherent in that policy, is critical in understanding our financial statements.  Management has presented the application of this policy to the audit committee of our board of directors.

This critical accounting policy, along with other significant accounting policies, are presented in in Footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10‑K.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2020, as compared to the same period in 2019, and the changes in its financial condition as of March 31, 2020 as compared to December 31, 2019. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•

Net income for the three months ended March 31, 2020 was $2.5 million, or $0.39 per diluted share, an increase of $510 thousand as compared to net income of $2.0 million, or $0.31 per diluted share, for the same period in 2019.

•	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2020 were 8.40% and 0.87%, respectively.
•	Net interest income increased $1.2 million, or 14.0%, to $9.7 million for the three months ended March 31, 2020, as compared to $8.5 million for the same period in 2019.
•

Provision for loan and lease losses (the “Provision”) of $1.6 million for the three months ended March 31, 2020 was an increase of $1.3 million from the $219 thousand Provision recorded for the same period in 2019.

•	Non-interest income of $10.4 million for the three months ended March 31, 2020 was a $3.9 million or 60.6% increase from the same period in 2019.
•	Mortgage banking income increased $3.0 million, or 61.0%, to $7.9 million for the three months ended March 31, 2020, as compared to $4.9 million for the same period in 2019.
•	Non-interest expense of $15.2 million for the three months ended March 31, 2020 increased $3.1 million, or 25.4%, from $12.1 million for the same period in 2019.

Changes in Financial Condition

•	Total assets of $1.30 billion as of March 31, 2020 increased $153.4 million, or 13.3%, from $1.2 billion as of December 31, 2019.
•	Consolidated stockholders’ equity of $118.0 million as of March 31, 2020 decreased $2.7 million from $120.7 million as of December 31, 2019.
•	Total portfolio loans and leases, excluding mortgage loans held for sale, as of March 31, 2020 were $1.0 billion, an increase of $56.9 million, or 5.9%, from $964.7 million as of December 31, 2019.
•

Total non-performing loans and leases of $6.6 million represented 0.58% of portfolio loans and leases as of March 31, 2020 as compared to $3.2 million, or 0.32% of portfolio loans and leases, as of December 31, 2019.

•

The $11.1 million allowance for loan losses (“Allowance’), as of March 31, 2020, represented 1.10% of portfolio loans and leases, as compared to $9.5 million, or 1.00% of portfolio loans and leases, as of December 31, 2019.

•	Total deposits of $993.8 million as of March 31, 2020 increased $142.6 million, or 16.8%, from $851.2 million as of December 31, 2019.

Key Performance Ratios

Key financial performance ratios for the three months ended March  31, 2020 and 2019 are shown in the table below:

	Three Months Ended
	March 31,
	2020	2019
Annualized return on average equity	8.40%	7.32%
Annualized return on average assets	0.87%	0.83%
Net interest margin (tax effected yield)	3.49%	3.67%
Basic earnings per share	$0.39	$0.31
Diluted earnings per share	$0.39	$0.31

The following table presents certain key period-end balances and ratios as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2020	2019
Book value per common share	$19.37	$18.84
Tangible book value per common share	$18.60	$18.09
Allowance as a percentage of loans and leases held for investment	1.10%	1.00%
Tier I capital to risk weighted assets	13.66%	14.98%
Tangible common equity ratio (1)	11.74%	13.52%
Loans held for investment	$1,021,561	$964,710
Total assets	$1,303,442	$1,150,019
Stockholders' equity	$118,033	$120,695

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2020	2019
Net income - consolidated	$2,516	2,006
Litigation settlement adjustment, net of tax	—	97
Adjusted net income - consolidated(1)	$2,516	2,103

Net income per common share, diluted	$0.39	0.31
Litigation settlement adjustment, net of tax	—	0.02
Adjusted diluted earnings per share(1)	$0.39	0.33

	Three Months Ended
	March 31,
	2020	2019
Return on average assets - consolidated	0.87%	0.83%
Adjusted return on average assets - consolidated(1)	0.87%	0.87%
Return on average equity - consolidated	8.40%	7.32%
Adjusted return on average equity - consolidated(1)	8.40%	7.67%

(1)

Adjusted net income, adjusted earnings per common share, adjusted ROAA and adjusted ROAE are non-GAAP measures and remove the tax effect of the charges to earnings for the settlement of outstanding litigation of $148 thousand (second quarter of 2019), and $28 thousand (first quarter of 2019), respectively,

Our management used the measure of the tangible common equity ratio to assess our capital strength. We believe that this non-GAAP financial measure is useful to investors because, by removing the impact of our goodwill and other intangible assets, it allows investors to more easily assess our capital adequacy. This non-GAAP financial measure should not be considered a substitute for any regulatory capital ratios and may not be comparable to other similarly titled measures used by other companies. The table below provides the non-GAAP reconciliation for our tangible common equity ratio:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Tangible common equity ratio:
Total stockholders' equity	118,033	120,695
Less:
Goodwill	899	899
Intangible assets	3,805	3,874
Tangible common equity	113,329	115,922
Total assets	1,303,442	1,150,019
Less:
Goodwill	899	899
Intangible assets	3,805	3,874
Tangible assets	$1,298,738	1,145,246
Tangible common equity ratio	8.73%	10.12%

The following sections discuss, in detail, the Corporation’s results of operations for the three months ended March 31, 2020, as compared to the same period in 2019, and the changes in its financial condition as of March  31, 2020 as compared to December 31, 2019.

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

NET INTEREST INCOME

Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three months ended March 31, 2020 and 2019, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the results of net free funding sources such as noninterest deposits and stockholders’ equity.

Total interest income for the three months ending March 31, 2020 was $13.8 million, which represented a $1.5 million, or 11.9%, increase compared with the three months ending March 31, 2019.  The increase in income was attributable to a $176.2 million increase in average interest earning assets, year over year, offset somewhat by a decrease of 35 basis points in yield on earning assets, to 4.98% from 5.33%, for same period in 2019.  The commercial loan portfolio yield, in particular, fell 48 basis points over the same period in 2019,  the yield on shared national credits fell 79 basis points, while the yield on construction loans increased 72 basis points over the same period to help mitigate these other loan portfolio yield declines. Total interest expense rose $281 thousand or 7.3% to $4.1 million for the three months ending March 31, 2020, compared with $3.8 million for the three months ending March 31, 2019. The increase was primarily due to the $32.5 million average balance increase in subordinated debentures.

Net interest income increased $1.2 million, or 14.0%, to $9.7 million for the three months ended March 31, 2020, compared to $8.5 million for the three months ended March 31, 2019.  The net-interest margin decreased 18 basis points for the three months ending March 31, 2020 at 3.49%, compared with 3.67% for the three month ending March 31, 2019.  The decrease in net interest margin reflects declining interest rates earned on the loan portfolios overall, offset somewhat by declines in the interest rates on deposits and borrowings during the quarter.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	2020			2019
		Interest			Interest
For the Three Months Ended March 31,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$5,488	24	1.75%	$7,293	44	2.44%
Federal funds sold	9,015	34	1.48%	933	6	2.49%
Investment securities(1)	75,545	479	2.55%	63,466	411	2.63%
Loans held for sale	43,850	369	3.37%	18,080	213	4.72%
Loans held for investment(1)	981,303	12,904	5.26%	849,237	11,676	5.54%
Total loans	1,025,153	13,273	5.21%	867,317	11,889	5.56%
Total interest-earning assets	1,115,201	13,810	4.98%	939,009	12,350	5.33%
Noninterest earning assets	41,481			38,196
Total assets	$1,156,682			$977,205
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$139,750	514	1.48%	$113,211	448	1.60%
Money market and savings deposits	333,820	1,184	1.43%	264,889	1,135	1.74%
Time deposits	316,030	1,556	1.98%	287,758	1,653	2.33%
Total deposits	789,600	3,254	1.66%	665,858	3,236	1.97%
Short-term borrowings	53,015	258	1.96%	54,259	355	2.66%
Long-term borrowings	5,023	24	1.92%	7,831	89	4.58%
Total Borrowings	58,038	281	1.95%	62,090	444	2.90%
Subordinated Debentures	41,590	593	5.70%	9,239	168	7.35%
Total interest-bearing liabilities	889,228	4,128	1.87%	737,187	3,848	2.12%
Noninterest-bearing deposits	137,141			122,729
Other noninterest-bearing liabilities	9,844			6,092
Total liabilities	$1,036,213			$866,008
Total stockholders' equity	120,469			111,197
Total stockholders' equity and liabilities	$1,156,682			$977,205
Net interest income		$9,682			$8,502
Net interest spread			3.11%			3.22%
Net interest margin			3.49%			3.67%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis (tax-equivalent basis)

The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2020 as compared to the same period  in 2019, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2020 Compared to 2019
	Change in interest due to:
(dollars in thousands)	Rate	Volume	Total
Interest income:
Due from banks	$(11)	(9)	(20)
Federal funds sold	(17)	45	28
Investment securities(1)	(76)	144	68
Loans held for sale	(381)	537	156
Loans held for investment(1)	(3,332)	4,560	1,228
Total loans	(3,713)	5,097	1,384
Total interest income	$(3,817)	5,277	1,460
Interest expense:
Interest checking	$(191)	257	66
Money market and savings deposits	(962)	1,011	49
Time deposits	(854)	757	(97)
Total interest-bearing deposits	(2,007)	2,025	18
Short-term borrowings	(89)	(8)	(97)
Long-term borrowings	(40)	(25)	(65)
Total borrowings	(129)	(33)	(162)
Subordinated debentures	(261)	686	425
Total interest expense	(2,397)	2,678	281
Interest differential	$(1,420)	2,599	1,179

(1)Yields and net interest income are reflected on a tax-equivalent basis.

For the three months ended March 31, 2020 as compared to the same period in 2019, interest income increased $1.5 million as volume changes in average earning assets contributed $5.3 million and unfavorable rate changes helped reduce interest income by $3.8 million.  The favorable change in net interest income due to volume changes was driven largely from growth in the loan  portfolio, which increased $157.8 million on average over the three month periods.  Total investment securities helped increase interest income $68 thousand,  while cash and cash equivalents contributed $7 thousand to interest income,  due to rate changes, period over period. Offsetting favorable volume changes were unfavorable loan rate changes of 35 basis points reducing interest income by $3.7 million.

On the funding side, interest expense increased $279 thousand due to slightly higher volume changes than rate changes.  The yields on deposits and borrowings were down across the board, having a $2.5 million positive effect on interest expense. The yield on interest-bearing deposits, money market and savings accounts and time deposits declined 12 basis points, 31 basis points and 35 basis points, respectively, while the yield on borrowings also declined 95 basis points. Interest-bearing deposits, money market and savings accounts and time deposits increase $26.5 million, $68.9 million and $28.3 million on average, respectively, while the average balance on subordinated debentures also increase $32.4 million. These funding average balance increases led to a $2.8 million increase in interest expense.  Overall, the increase in interest income from volume changes contributed $5.3 million and out-paced the unfavorable rate changes to improve net interest income by $1.2 million.

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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of March 31, 2020 and 2019  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	March 31,
Changes in Market Interest Rates	2020	2019
+300 basis points over next 12 months	0.81%	1.98%
+200 basis points over next 12 months	0.21%	1.40%
+100 basis points over next 12 months	(0.08)%	0.71%
No Change
-100 basis points over next 12 months	(0.70)%	(0.79)%
-200 basis points over next 12 months	(3.35)%	(1.67)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2020.  In its current position, the table indicates that a 100, 200 or 300 basis point increase in interest rates would have a modestly positive impact from rising rates on net interest income over the next 12 months. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of  March 31, 2020 and 2019, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that starting in the first quarter of 2020 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are not to decline below 0%. Mangement has and continues to employ strategies to mitigate risk in these scenarios.  Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

	Estimated increase (decrease) in Net
	Economic Value at March 31,
Changes in Market Interest Rates	2020	2019
+300 basis points	58%	10%
+200 basis points	47%	9%
+100 basis points	29%	6%
No Change
-100 basis points	(46)%	(12)%
-200 basis points	(117)%	(31)%

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

The following tables present the interest rate gap analysis of our assets and liabilities as of March 31, 2020 and December 31, 2019.

				Greater
				Than
				5 years and
As of March 31, 2020	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$67,319	4,969	17,338	47,220	136,846
Loans, net (1)	727,595	170,959	202,261	17,154	1,117,969
Other Assets	—	—	—	48,627	48,627
Total Assets	$794,914	175,928	219,599	113,001	1,303,442

Noninterest-bearing deposits	4,628	4,472	12,989	118,737	140,826
Interest-bearing deposits	545,751	—	—	—	545,751
Time deposits	277,650	16,732	12,794	—	307,176
Borrowings	129,707	5,023	—	—	134,730
Other Liabilities	38,982	—	225	17,719	56,926
Total stockholders' equity	—	—	—	118,033	118,033
Total liabilities and stockholders' equity	$996,718	26,227	26,008	254,489	1,303,442
Repricing gap-positive
(Negative) Positive	$(201,804)	149,701	193,591	(141,488)	—
Cumulative repricing gap: Dollar amount	$(201,804)	(52,103)	141,488	—
Percent of total assets	(15.5)%	(4.0)%	10.9%	—

(1)	Loans include portfolio loans and loans held for sale

				Greater
				Than
				5 years and
As of December 31, 2019				Not Rate
(dollars in thousands)	12 Months	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$66,856	3,064	13,106	24,990	108,016
Loans, net (1)	558,813	155,846	232,924	41,318	988,901
Other Assets (Footnote 1)	—	—	—	53,102	53,102
Total Assets	625,669	158,910	246,030	119,410	1,150,019

Noninterest-bearing deposits	13,271	9,952	21,833	94,394	139,450
Interest-bearing deposits	399,888	—	—	—	399,888
Time deposits	272,331	16,532	22,967	—	311,830
FHLB advances	123,676	3,123	—	—	126,799
Other Liabilities (Footnote 1)	39,878	—	225	11,254	51,357
Total stockholders' equity (Footnote 1)	—	—	—	120,695	120,695
Total liabilities and stockholders' equity	$849,044	29,607	45,025	226,343	1,150,019
Repricing gap-positive
(Negative) Positive	(223,375)	129,303	201,005	(106,933)	—
Cumulative repricing gap: Dollar amount	$(223,375)	(94,072)	106,933	—
Percent of total assets	(19.4)%	(8.2)%	9.3%	—

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended March 31, 2020, the Corporation recorded a Provision of $1.6 million which was a $1.3 million increase from the same period in 2019. For the three months ended March 31, 2020 there were net recoveries of $33 thousand as compared to net recoveries of $104 thousand for the same period in 2019.  The increase in Provision for the three months ended March 31, 2020 related mainly to qualitative provisioning for economic uncertainty as a result of the COVID-10 pandemic.

Asset Quality and Analysis of Credit Risk

Asset quality remains strong year-over-year. The Bank realized net charge-offs of 0.00% of total average loans for the quarter ending March 31, 2020, compared with net recoveries of 0.03% and 0.01% for the quarters ended December 31, 2019 and March 31, 2019. Total non-performing assets, including loans and other real estate property, were $6.6 million as of March 31, 2020, $3.5 million as of December 31, 2019, and $4.0 million as of March 31, 2019. The ratio of non-performing assets to total assets as of March 31, 2020 was 0.51% compared to 0.29% as of December 31, 2019 and 0.38% as of March 31, 2019. The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value, was 1.10% as of March 31, 2020, up from the 1.00% recorded as of December 31, 2019 and 0.99% as of March 31, 2019.

The Corporation had one property in OREO as of December 31, 2019 that was sold in the first quarter of 2020.

As of March 31, 2020, the Corporation had $3.8 million of troubled debt restructurings (“TDRs”), of which $3.5 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2019, the Corporation had $3.9 million of TDRs, of which $3.6 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of March 31, 2020, the Corporation  had a recorded investment of $9.2 million of impaired loans and leases which included $3.9 million of TDRs.

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

Nonperforming Assets and Related Ratios

	As of
	March 31,	December 31,
(dollars in thousands)	2020	2019
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$726	733
Home equity lines and loans	761	537
Residential mortgage	4,694	1,544
Total real estate loans	$6,181	2,814
Commercial and industrial	414	421
Total nonaccrual loans	$6,595	3,235
Other real estate owned	—	120
Total non-performing loans	$6,595	3,235
Total non-performing assets	$6,595	3,355

Troubled debt restructurings:
TDRs included in non-performing loans	312	319
TDRs in compliance with modified terms	3,450	3,599
Total TDRs	$3,762	3,918

Asset quality ratios:
Non-performing assets to total assets	0.51%	0.29%
Non-performing loans to:
Total loans	0.58%	0.32%
Total loans held-for-investment (excluding loans at fair value)	0.65%	0.34%
Allowance for loan losses to:
Total loans	0.98%	0.95%
Total loans held-for-investment (excluding loans at fair value)	1.10%	1.00%
Non-performing loans	168.28%	294.12%

Total loans and leases	$1,129,067	998,414
Total loans and leases held-for-investment	$1,021,561	964,710
Total loans and leases held-for-investment (excluding loans at fair value)	$1,011,008	954,164
Allowance for loan and lease losses	$11,098	9,513

NON-INTEREST INCOME

Three Months Ended March 31, 2020 Compared to the Same Period in 2019

Total non-interest income for the first quarter of, 2020 was $10.4 million, up $1.4 million or 16.2%, from the fourth quarter of 2019 and $3.9 million or 60.6% from comparable period in 2019. This overall increase in non-interest income came primarily from our mortgage division. Mortgage banking revenue increased $874 thousand or 12.4% and $3.0 million or 61% for the over the fourth and first quarters of 2019, respectively.  The significant increase in 2020 came from increased levels of mortgage loan originations due to both the expansion of the division into Maryland as well as the favorable rate environment for refinance activity. Refinance activity represented 61% of the total loans originated for the first quarter of 2020, compared to 45% for the fourth quarter of 2019 and 12% for the first quarter of 2019.  The increase in the mortgage pipeline as a result of the expansion and the refinance activity generated significant positive fair value changes in derivative instruments and loans held-for-sale.  These fair value changes increased non-interest income a combined $1.6 million during the first quarter of 2020 compared to the fourth quarter of 2019 and $1.7 million over the first quarter of 2019. These changes were largely offset by net hedging losses of $1.4 million and $1.2 million for the same periods.

Non-interest income from the sales of SBA loans increased $281 thousand quarter-over-quarter and $569 thousand year-over-year as there was no SBA income in the first quarter of 2019.  Wealth management revenue increased $95 thousand quarter-over-quarter and $157 thousand year-over-year.  The improvement for both periods was driven by growth in number of client accounts as well as favorable market conditions.

NON-INTEREST EXPENSE

Three Months Ended March 31, 2020 Compared to the Same Period in 2019

Total non-interest expense for the first quarter of 2020 was $15.2 million, up $691 thousand or 4.8%, from the fourth quarter of 2019 and up $3.1 million or 25.4%, from the comparable period in 2019.  The increase from both prior year periods is largely attributable to an increase in salaries and employee benefits expense, which increased $516 thousand or 5.5%, compared to the fourth quarter of 2019, and $2.2 million or 27.9%, from the comparable period in 2019. Full-time equivalent employees, particularly in the mortgage division, increased year over year. As noted above, in the first quarter of 2020 we expanded our mortgage division into Maryland with the hiring of nearly 70 individuals. The number of full time employees at the bank, particularly in SBA and lease lending, also increased over both prior year periods.

Variable loan expenses increased by $372 thousand or 52.9%, from the fourth quarter of 2019, and increased $607 thousand or 129.6%, from the comparable period in 2019, reflecting the higher levels of mortgage loan originations. Professional fees increased $53 thousand or 8.6%, from the fourth quarter of 2019, and increased $195 thousand or 41.3%, from the comparable period in 2019, due mainly to the increased legal and accounting costs from public company filing requirements. Advertising and promotion expense were down $97 thousand or 13.7%, from the fourth quarter of 2019, and up $144 thousand or 31.0%, from the comparable period in 2019. The decrease from the fourth quarter of 2019 was due to the timing of advertising campaigns, while the increase from the comparable period in 2019 was due to an increase in business development activity. Other expenses were down $70 thousand or 5.3%, from the fourth quarter of 2019, while relatively flat from the comparable period in 2019.  The decrease from the fourth quarter of 2019 was due to a decline in employee expenses such as travel and training related costs.

INCOME TAXES

Income tax expense for the three months ended March 31, 2020 was $755 thousand, as compared to $582 thousand for the same period in 2019.  The increase in income tax expense was entirely attributable to the increase in earnings, period over period. Our effective tax rate was 23.1% for the first quarter of 2020 and 22.5% for the first quarter of 2019.

BALANCE SHEET ANALYSIS

As of March 31, 2020, total assets were $1.3 billion compared with $1.2 billion as of December 31, 2019 and $1.0 billion as of March 31, 2019. Total assets increased $275.9 million, or 26.9%, on a year-over-year basis and $153.4 million, or 13.3%, from the previous quarter, primarily due to strong loan growth and funded through strong deposit growth.

Total loans, excluding mortgage loans held-for-sale, grew $56.9 million, or 5.9%, to $1.0 billion as of March 31, 2020, from $964.7 million as of December 31, 2019 and $159.2 million or 18.5% from $862.4 as of March 31, 2019. The increase in loans for both periods is attributable to several commercial categories as we continue to grow our presence in the Philadelphia market area. Commercial loans increased $29.3 million, or 9.93%, quarter-over-quarter, and $55.5 million, or 20.6% year-over-year. Commercial real estate and commercial construction loans combined increased $31.9 million, or 6.0%, quarter-over-quarter and $112.7 million or 25.0% year-over-year. Residential loans held in portfolio decreased $1.0 million, or 1.9%, quarter-over-quarter and $5.0 million or 8.7% year-over-year reflecting refinance activity in the low rate environment. Residential mortgage loans held for sale increased $73.8 million, or 219.0%, to $107.5 million as of March 31, 2020 from $33.7 million at December 31, 2019 and $77.9 million from $29.6 million as of March 31, 2019. The increase in mortgage originations is primarily the result of our expansion of our mortgage division into Maryland as well as the increase in refinance activity.

Deposits were $993.8 million as of March 31, 2020, up $142.6 million, or 16.8%, from December 31, 2019, and up $183.0 million, or 22.6%, from March 31, 2019. Non-interest bearing deposits increased $1.4 million, or 1.0%, from December 31, 2019 and increased $25.4 million, or 22.0%, from March 31, 2019. Interest-bearing checking accounts increased $89.0 million, or 94.2%, quarter-over-quarter, and increased $70.9 million or 63.0% year-over-year. New business relationships and municipal accounted for  $30.9 million and $58 million, respectively.  Money market accounts/savings accounts increased $56.9 million, or 18.6% since December 31, 2019 and $75.9 million, or 24.8%, since March 31, 2019 due largely to new business money market accounts.  Certificates of deposit decreased $4.7 million, or 1.5%, during the year and $10.9 million, or 3.7%, quarter-over-quarter.

Capital

Consolidated stockholders’ equity of the Corporation was $118.0 million, or 9.06% of total assets as of March 31, 2020, as compared to $120.7 million, or 10.50% of total assets as of December 31, 2019.  Total equity was reduced by $5.7 million as a result of shares repurchased during the quarter under the Meridian Corporation stock buy-back program. As of March 31, 2020, the Tier 1 leverage ratio was 13.22%, the Tier 1 risk-based capital and common equity ratios were 13.66%, and total risk-based capital was 14.84%. Quarter-end numbers show a tangible common equity to tangible assets ratio of 11.74%. Tangible book value per share was $18.60 as of March 31, 2020, compared with $18.09 as of December 31, 2019.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of March 31, 2020 and December 31, 2019:

	March 31, 2020
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Corporation	$165,141	14.80%	$117,200	10.50%	$111,619	10.00%
Bank	165,595	14.84%	117,183	10.50%	111,603	10.00%
Common equity tier 1 capital (to risk-weighted assets)
Corporation	112,930	10.12%	78,133	7.00%	72,552	6.50%
Bank	152,441	13.66%	78,122	7.00%	72,542	6.50%
Tier 1 capital (to risk-weighted assets)
Corporation	112,930	10.12%	94,876	8.50%	89,295	8.00%
Bank	152,441	13.66%	94,862	8.50%	89,282	8.00%
Tier 1 capital (to average assets)
Corporation	112,930	9.80%	46,079	4.00%	57,599	5.00%
Bank	152,441	13.22%	46,110	4.00%	57,638	5.00%

	December 31, 2019
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Corporation	$166,471	16.10%	$108,576	10.50%	$103,405	10.00%
Bank	166,360	16.09%	108,571	10.50%	103,401	10.00%
Common equity tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	72,384	7.00%	67,214	6.50%
Bank	154,881	14.98%	72,381	7.00%	67,211	6.50%
Tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	87,895	8.50%	82,724	8.00%
Bank	154,881	14.98%	87,891	8.50%	82,721	8.00%
Tier 1 capital (to average assets)
Corporation	115,934	10.55%	43,973	4.00%	54,966	5.00%
Bank	154,881	14.08%	44,013	4.00%	55,017	5.00%

*Includes capital conservation buffer of 2.50% for 2020 and 1.250% for 2019.

The capital ratios for the  Corporation, as of March 31, 2020, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” The capital ratios to risk-weighted assets have all decreased from their December 31, 2019 levels largely as a result of the increase in risk-weighted assets, much of which was in the commercial mortgage, construction, and commercial and industrial segments of the loan portfolio, which are typically risk-weighted at 100%.

Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $278.8 million at March 31, 2020, compared to $195.2 million at December 31, 2019, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $3.5 million at March 31, 2020. At March 31, 2020, Meridian had borrowed $10 million from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2020, Meridian’s maximum borrowing capacity with the FHLB was $525.7 million. At March 31, 2020, Meridian had borrowed $124.5 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $157 million against its available credit lines. At March 31, 2020, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $175.9 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $118 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of March 31, 2020, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 11 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded net income before tax (“operating margin”) of $2.1 million for the three months ended March 31, 2020,  as compared to operating margin of $2.6 million for the same period in 2019. The Banking Segment provided 62.7%  of the Corporation’s pre-tax profit for the three month periods ended March 31, 2020,  as compared to 99.0%  for the same period in 2019.

The Wealth Management Segment recorded operating margin of $231 thousand for the three months ended March 31, 2020,  as compared to operating margin of $36 thousand for the same period in 2019.

The Mortgage Banking Segment recorded operating margin of $988 thousand for the three months ended March 31, 2020, as compared to an operating loss of $10 thousand for the same period in 2019.  Mortgage Banking income and expenses related to loan originations and sales increased due to higher origination volume.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2020 were $323.8 million, as compared to $327.8 million at December 31, 2019.

Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2020 amounted to $7.9 million, as compared to $9.8 million at December 31, 2019.

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

In certain circumstances the Corporation may be required to repurchase loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws.  The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached, and such breach has a material adverse effect on the loans. Based on the obligations described above, the Corporation repurchased 1 loan sold in the amount of $154 thousand for the three months ended March 31, 2020, and did not repurchase any loans for the three months ended March 31 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2020 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to the Corporation, or that are currently deemed immaterial, may also adversely affect business, financial condition or results of operations of the Corporation. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause the Corporation’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of it.

The economic impact of the COVID-19 outbreak could adversely affect the Corporation’s financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment and the stock market, and in particular bank stocks, have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of COVID-19 has caused the Bank to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Corporation has substantially all employees working remotely and may take further actions that may be required by government authorities or that the Corporation determines are in the best interests of its employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Corporation. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Corporation could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

•	demand for the Corporation’s products and services may decline, making it difficult to grow assets and income;

•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•

due to recent legislation and government action limiting foreclosure of real property and reduced governmental capacity to effect business transactions and property transfers, the Corporation may have more difficulty taking possession of collateral supporting its loans, which may negatively impact its ability to minimize losses, which could adversely impact its financial results;

•	access to collateral for existing loans and new loan production may be difficult as a result of Covid-19 making it difficult to obtain, on a timely basis, appraisals on the collateral;
•	the Corporation’s allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect its net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Corporation;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on the Corporation’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;

•

if legislation is enacted or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges that the Corporation may receive or on the its ability to charge overdraft or other fees, it could adversely impact the Corporation’s financial results;

•	the Corporation’s cyber security risks are increased as the result of an increased use of the Corporation’s online banking platform and an increase in the number of employees working remotely;
•	the Corporation relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on it; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, the Corporation’s future success and profitability substantially depends on the management skills of its executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm its ability to operate or execute its business strategy. The Corporation may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

To the extent the COVID-19 pandemic continues to adversely affect the economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the section captioned "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, including those risks related to market, credit, and business operations, or risks described in our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the shares repurchased by the Corporation during the first quarter of 2020:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased	Per Share	Programs	Programs
January 1, 2020 - January 31, 2020	—	$—	—	316,625
February 1, 2020 - February 29, 2020	1,800	19.78	1,800	314,825
March 1, 2020 - March 31, 2020	314,825	18.17	314,825	—
Total	316,625	$18.18	316,625	—

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 55.

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

Date:	May 11, 2020	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)