Form 10-Q
period 2020-06-30
Meridian Corp
filed 2020-08-10
CIK 1750735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-55983

(Exact name of registrant as specified in its charter)

Pennsylvania	83-1561918
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9 Old Lincoln Highway, Malvern, Pennsylvania 19355

(Address of principal executive offices) (Zip Code)

(484) 568-5000

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

☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2020 there were 6,095,030 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except per share data)	2020	2019
Cash and due from banks	$45,029	19,106
Federal funds sold	1,712	20,265
Cash and cash equivalents	46,741	39,371
Securities available-for-sale (amortized cost of $94,371 and $58,874 as of June 30, 2020 and December 31, 2019)	97,100	58,856
Securities held-to-maturity (fair value of $6,926 and $9,003 as of June 30, 2020 and December 31, 2019)	6,578	8,780
Equity investments	1,034	1,009
Mortgage loans held for sale (amortized cost of $115,853 and $33,363 as of June 30, 2020 and December 31, 2019), at fair value	117,691	33,704
Loans, net of fees and costs (includes $10,350 and $10,546 of loans at fair value, amortized cost of $9,925 and $10,186 as of June 30, 2020 and December 31, 2019)	1,262,968	964,710
Allowance for loan and lease losses	(12,706)	(9,513)
Loans, net of the allowance for loan and lease losses	1,250,262	955,197
Restricted investment in bank stock	7,234	8,072
Bank premises and equipment, net	8,284	8,636
Bank owned life insurance	11,999	11,859
Accrued interest receivable	4,125	3,148
Other real estate owned	—	120
Deferred income taxes	621	2,115
Goodwill	899	899
Intangible assets	3,737	3,874
Other assets	22,778	14,379
Total assets	$1,579,083	1,150,019

Liabilities:
Deposits:
Noninterest bearing	$214,367	139,450
Interest bearing	952,330	711,718
Total deposits	1,166,697	851,168
Short-term borrowings	87,044	123,676
Long-term debt	145,447	3,123
Subordinated debentures	40,809	40,962
Accrued interest payable	1,605	1,088
Other liabilities	11,963	9,307
Total liabilities	1,453,565	1,029,324

Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued 6,414,341 and 6,407,685 as of June 30, 2020 and December 31, 2019	6,414	6,408
Surplus	80,467	80,255
Treasury stock - 320,000 and 3,375 shares at June 30, 2020 and December 31, 2019, respectively	(5,828)	(62)
Retained earnings	42,326	34,097
Accumulated other comprehensive income (loss)	2,139	(3)
Total stockholders’ equity	125,518	120,695
Total liabilities and stockholders’ equity	$1,579,083	1,150,019

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Loans, including fees	$14,457	12,647	27,727	24,534
Securities:
Taxable	305	278	669	556
Tax-exempt	290	100	392	209
Cash and cash equivalents	3	48	61	98
Total interest income	15,055	13,073	28,849	25,397
Interest expense:
Deposits	2,575	3,715	5,829	6,951
Borrowings	883	436	1,757	1,048
Total interest expense	3,458	4,151	7,586	7,999
Net interest income	11,597	8,922	21,263	17,398
Provision for loan losses	1,631	14	3,183	233
Net interest income after provision for loan losses	9,966	8,908	18,080	17,165
Non-interest income:
Mortgage banking income	18,763	6,321	26,665	11,229
Wealth management income	853	912	1,874	1,776
SBA loan income	658	515	1,227	515
Earnings on investment in life insurance	69	72	139	144
Net change in the fair value of derivative instruments	2,364	(32)	3,318	(16)
Net change in the fair value of loans held-for-sale	633	(226)	1,493	(136)
Net change in the fair value of loans held-for-investment	143	90	81	414
Net loss on hedging activity	(3,301)	(218)	(4,726)	(493)
Net gain on sale of investment securities available-for-sale	55	139	55	139
Service charges	21	27	49	54
Other	428	328	866	749
Total non-interest income	20,686	7,928	31,041	14,375
Non-interest expenses:
Salaries and employee benefits	16,198	8,742	26,082	16,469
Occupancy and equipment	1,127	936	2,051	1,899
Loan expenses	2,327	668	3,402	1,136
Professional fees	770	709	1,437	1,180
Advertising and promotion	605	730	1,214	1,196
Data processing	456	324	800	648
Information technology	388	319	706	585
Communications	187	162	317	354
Other	1,191	1,654	2,438	2,893
Total non-interest expenses	23,249	14,244	38,447	26,360
Income before income taxes	7,403	2,592	10,674	5,180
Income tax expense	1,690	570	2,445	1,152
Net income	$5,713	2,022	8,229	4,028
Basic earnings per common share	$0.94	0.32	1.33	0.63
Diluted earnings per common share	$0.94	0.31	1.32	0.63

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income:	$5,713	2,022	8,229	4,028

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized gains arising during the period, net of tax expense of $515, $95, $617 and $202, respectively	1,756	330	2,185	703
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $12, ($31), $12, and ($31), respectively	(43)	(108)	(43)	(108)
Unrealized investment gains, net of tax expense of $503, $64, $605, and $171, respectively	1,713	222	2,142	595
Total other comprehensive income	1,713	222	2,142	595
Total comprehensive income	$7,426	2,244	10,371	4,623

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
	Common		Treasury	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$6,407	79,919	—	23,616	(390)	109,552
Comprehensive income:
Net income				2,006		2,006
Change in unrealized gains on securities available-for-sale, net of tax					373	373
Total comprehensive income						2,379
Compensation expense related to stock option grants		61				61
Balance, March 31, 2019	$6,407	79,980	—	25,622	(17)	111,992
Comprehensive income:
Net income				2,022		2,022
Change in unrealized gains on securities available-for-sale, net of tax					222	222
Total comprehensive income						2,244
Compensation expense related to stock option grants		143				143
Balance, June 30, 2019	$6,407	80,123	—	27,644	205	114,379

					Accumulated
					Other
	Common		Treasury	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2020	$6,408	80,255	(62)	34,097	(3)	120,695
Comprehensive income:
Net income				2,516		2,516
Change in unrealized gains on securities available-for-sale, net of tax					429	429
Total comprehensive income						2,945
Share-based award exercises	6	26				32
Net purchase of treasury stock through publicly announced plans		63	(5,766)			(5,703)
Compensation expense related to stock option grants		64				64
Balance, March 31, 2020	$6,414	80,408	(5,828)	36,613	426	118,033
Comprehensive income:
Net income				5,713		5,713
Change in unrealized gains on securities available-for-sale, net of tax					1,713	1,713
Total comprehensive income						7,426
Compensation expense related to stock option grants		59				59
Balance, June 30, 2020	$6,414	80,467	(5,828)	42,326	2,139	125,518

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2020	2019
Net income	$8,229	4,028
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities	(55)	(139)
Depreciation and amortization	(281)	(329)
Net amortization of investment premiums and discounts	97	800
Provision for loan losses	3,183	233
Amortization of issuance costs on subordinated debt	53	—
Compensation expense for stock options	123	204
Net change in fair value of loans held for investment	(81)	(414)
Net change in fair value of loans held for sale	(1,493)	136
Net change in fair value of derivative instruments	(3,318)	16
Gain on sale of OREO	(6)	—
SBA loan income	(1,227)	(515)
Proceeds from sale of loans	734,718	243,495
Loans originated for sale	(790,546)	(230,393)
Mortgage banking income	(26,665)	(11,229)
Increase in accrued interest receivable	(977)	(455)
Increase in other assets	(3,317)	(295)
Earnings from investment in life insurance	(139)	(144)
Deferred income tax	809	45
Increase in accrued interest payable	517	22
Increase in other liabilities	1,024	1,394
Net cash (used) provided by operating activities	(79,352)	6,460
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	3,733	5,231
Sales	18,212	16,665
Purchases	(57,501)	(18,816)
Activity in held-to-maturity securities:
Maturities, repayments and calls	2,140	—
Proceeds from sale of OREO	126	—
Settlement of forward contracts	—	(61)
Decrease in restricted stock	838	1,130
Net increase in loans	(295,701)	(55,354)
Purchases of premises and equipment	(469)	(487)
Net cash used in investing activities	(328,622)	(51,692)
Cash flows from financing activities:
Net increase in deposits	315,529	88,584
Increase (decrease) in short term borrowings	10,001	(39,321)
Decrease in short term borrowings with original maturity > 90 days	(46,220)	—
Repayment of long term debt (Acquisition note)	(413)	(413)
Repayment of long term debt (Subordinated debt)	—	(63)
Proceeds from long term debt	142,324	3,123
Issuance costs on subordinated debt	(206)	—
Net purchase of treasury stock through publicly announced plans	(5,703)	—
Share based awards and exercises	32	—
Net cash provided by financing activities	415,344	51,910
Net change in cash and cash equivalents	7,370	6,678
Cash and cash equivalents at beginning of period	39,371	23,952
Cash and cash equivalents at end of period	$46,741	30,630
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,069	7,977
Income taxes	1,195	737
Supplemental disclosure of cash flow information:
Transfers from loans and leases to real estate owned	—	120
Transfers from loans held for sale to loans held for investment	—	3,602
Net loans sold, not settled	—	6,439

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

These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the Securities and Exchange Commission (including our Annual Report on Form 10-K for the year ended December 31, 2019) and, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.   For periods prior to the completion of the holding company reorganization, the Bank’s filings with the FDIC, including the Bank’s annual report on Form 10-K for the year ended December 31, 2017.  Certain prior period amounts have been reclassified to conform with current period presentation. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period.

Impact of COVID-19

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

The Corporation has been working with customers directly affected by COVID-19 since it was declared a pandemic, to provide short-term assistance in accordance with regulatory guidelines.  Should economic conditions continue to worsen, the Corporation could experience further increases in its required allowance for loan loss and record additional provision for loan loss expense. It is possible that the Corporation’s asset quality measures could worsen at future measurement periods due to the continuing effects of COVID-19 may have on borrowers.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income available to common stockholders	$5,713	2,022	$8,229	4,028
Denominator for basic earnings per share - weighted average shares outstanding	6,094	6,407	6,210	6,407
Effect of dilutive common shares	13	29	25	29
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,107	6,436	6,235	6,436
Basic earnings per share	$0.94	0.32	$1.33	0.63
Diluted earnings per share	$0.94	0.31	$1.32	0.63
Antidilutive shares excluded from computation of average dilutive earnings per share	281	197	204	197

(3)      Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets are detailed below:

	Balance		Balance	Amortization
	December 31,	Amortization	June 30,	Period
(dollars in thousands)	2019	Expense	2020	(in years)
Goodwill - Wealth	$899	—	899	Indefinite
Total Goodwill	899	—	899

Intangible assets - trade name	266	—	266	Indefinite
Intangible assets - customer relationships	3,523	(103)	3,420	20
Intangible assets - non competition agreements	85	(34)	51	4
Total Intangible Assets	3,874	(137)	3,737
Total	$4,773	(137)	4,636

Accumulated amortization on intangible assets was $887 thousand and $750 thousand as of June 30, 2020 and December 31, 2019, respectively.

The Corporation performs an evaluation annually, or more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets had occurred in accordance with ASC 350, “Intangibles - Goodwill and Other”. For the period from January 1, 2020 through June 30, 2020, the Corporation determined that no impairment existed.

(4)      Securities

The amortized cost and fair value of securities as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$22,139	118	(518)	21,739
U.S. government agency mortgage-backed securities	3,994	193	—	4,187
U.S. government agency collateralized mortgage obligations	20,773	1,198	—	21,971
State and municipal securities	46,715	1,799	(62)	48,452
Corporate bonds	750	1	—	751
Total securities available-for-sale	$94,371	3,309	(580)	97,100
Securities held to maturity:
State and municipal securities	6,578	348	—	6,926
Total securities held-to-maturity	$6,578	348	—	6,926

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$11,967	—	(101)	11,866
U.S. government agency mortgage-backed securities	5,457	66	(26)	5,497
U.S. government agency collateralized mortgage obligations	35,096	300	(173)	35,223
State and municipal securities	6,354	—	(84)	6,270
Total securities available-for-sale	$58,874	366	(384)	58,856
Securities held to maturity:
State and municipal securities	8,780	223	—	9,003
Total securities held-to-maturity	$8,780	223	—	9,003

At June 30, 2020, the Corporation had one U.S. government sponsored agency collateralized mortgage obligations, fifteen U.S. asset backed securities, and two State and municipal securities in unrealized loss positions.  At December 31, 2019, the Corporation had nine U.S. asset backed securities, one U.S. Government sponsored agency mortgage-backed security, fifteen U.S. Government sponsored agency collateralized mortgage obligations, and six State and municipal securities in unrealized loss positions.  Although the Corporation’s investment portfolio overall is in a net unrealized gain position at June 30, 2020, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.

At June 30, 2020, no held to maturity securities held by the Corporation were in an unrealized loss position.

Proceeds from the sale of available for sale investment securities totaled $18.2 million for the three and six months ended June 30, 2020, resulting in a gross gain on sale of $257 thousand and a gross loss on sale of $202 thousand for the periods. Proceeds from the sale of available for sale investment securities totaled $16.7 million for the three and six months ended June 30, 2019, resulting in a gross gain on sale of $181 thousand and a gross loss on sale of $42 thousand for the periods.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$16,058	(448)	1,619	(70)	17,677	(518)
State and municipal securities	3,609	(62)	—	—	3,609	(62)
Total securities available-for-sale	$19,667	(510)	1,619	(70)	21,286	(580)

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$11,866	(101)	—	—	11,866	(101)
U.S. government agency mortgage-backed securities	—	—	1,636	(26)	1,636	(26)
U.S. government agency collateralized mortgage obligations	16,283	(116)	3,108	(57)	19,391	(173)
State and municipal securities	6,270	(84)	—	—	6,270	(84)
Total securities available-for-sale	$34,419	(301)	4,744	(83)	39,163	(384)

The amortized cost and carrying value of securities at June 30, 2020 and December 31, 2019 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2020				December 31, 2019
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	—	—	$—	—	—	—
Due after one year through five years	—	—	3,212	3,337	—	—	4,242	4,311
Due after five years through ten years	5,592	5,637	3,366	3,589	1,329	1,324	4,538	4,692
Due after ten years	64,012	65,305	—	—	16,992	16,812	—	—
Subtotal	69,604	70,942	6,578	6,926	18,321	18,136	8,780	9,003
Mortgage-related securities	24,767	26,158	—	—	40,553	40,720	—	—
Total	$94,371	97,100	6,578	6,926	$58,874	58,856	8,780	9,003

(5)      Loans Receivable

Loans and leases outstanding at June 30, 2020 and December 31, 2019 are detailed by category as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Mortgage loans held for sale	$117,691	33,704
Real estate loans:
Commercial mortgage	421,629	362,590
Home equity lines and loans	73,410	81,583
Residential mortgage (1)	54,934	53,665
Construction	148,584	172,044
Total real estate loans	698,557	669,882

Commercial and industrial	277,608	273,301
Small business loans	30,819	21,616
Paycheck Protection Program loans	259,947	—
Consumer	548	1,003
Leases, net	3,352	697
Total portfolio loans and leases	1,270,831	966,499
Total loans and leases	$1,388,522	1,000,203

Loans with predetermined rates	$627,891	293,114
Loans with adjustable or floating rates	760,631	707,089
Total loans and leases	$1,388,522	1,000,203

Net deferred loan origination (fees) costs	$(7,863)	(1,789)

(1)	Includes $10,350 and $10,546 of loans at fair value as of June 30, 2020 and December 31, 2019, respectively.

Components of the net investment in leases at June 30, 2020 and December 31, 2019 are detailed as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Minimum lease payments receivable	$4,020	729
Unearned lease income	(668)	(32)
Total	$3,352	697

Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of June 30, 2020 and December 31, 2019, respectively:

					Total
		90+ days			Accruing	Nonaccrual
June 30, 2020	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	420,934	420,934	695	421,629	0.16%
Home equity lines and loans	488	—	488	72,178	72,666	744	73,410	1.68
Residential mortgage (1)	774	—	774	48,982	49,756	5,178	54,934	10.83
Construction	—	—	—	148,584	148,584	—	148,584	—
Commercial and industrial	—	—	—	276,787	276,787	821	277,608	0.30
Small business loans	—	—	—	30,819	30,819	—	30,819	—
Paycheck Protection Program loans	—	—	—	259,947	259,947	—	259,947	—
Consumer	—	—	—	548	548	—	548	—
Leases	14	—	14	3,338	3,352	—	3,352	0.42
Total	$1,276	—	1,276	1,262,117	1,263,393	7,438	1,270,831	0.69%

(1) Includes $10,350 of loans at fair value as of June 30, 2020 ($9,138 of current, $335 of 30-89 days past due and $877 of nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2019	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	361,857	361,857	733	362,590	0.20%
Home equity lines and loans	—	—	—	81,046	81,046	537	81,583	0.66
Residential mortgage (1)	4,675	—	4,675	47,446	52,121	1,544	53,665	11.59
Construction	—	—	—	172,044	172,044	—	172,044	—
Commercial and industrial	206	—	206	272,674	272,880	421	273,301	0.23
Small business loans	—	—	—	21,616	21,616	—	21,616	—
Consumer	—	—	—	1,003	1,003	—	1,003	—
Leases	162	—	162	535	697	—	697	23.24
Total	$5,043	—	5,043	958,221	963,264	3,235	966,499	0.86%

(1)	Includes $10,546 of loans at fair value as of December 31, 2019 ($9,056 of current, $786 of 30-89 days past due and $704 of nonaccrual).

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

Roll-Forward of Allowance by Portfolio Segment

The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, for the three and six month periods ended June 30, 2020 and 2019, respectively:

	Balance,				Balance,
(dollars in thousands)	March 31, 2020	Charge-offs	Recoveries	Provision	June 30, 2020
Commercial mortgage	$4,112	—	—	1,165	5,277
Home Equity lines and loans	484	(13)	2	199	672
Residential mortgage	219	—	2	125	346
Construction	2,381	—	—	(362)	2,019
Commercial and industrial	3,169	(9)	4	442	3,606
Small business loans	725	—	—	22	747
Consumer	4	(10)	1	9	4
Leases	4	—	—	31	35
Total	$11,098	(32)	9	1,631	12,706

	Balance,				Balance,
(dollars in thousands)	December 31, 2019	Charge-offs	Recoveries	Provision	June 30, 2020
Commercial mortgage	$3,426	—	—	1,851	5,277
Home Equity lines and loans	342	(13)	4	339	672
Residential mortgage	179	—	4	163	346
Construction	2,362	—	—	(343)	2,019
Commercial and industrial	2,684	(9)	32	899	3,606
Small business loans	509	—	—	238	747
Consumer	6	(10)	2	6	4
Leases	5	—	—	30	35
Total	$9,513	(32)	42	3,183	12,706

	Balance,				Balance,
(dollars in thousands)	March 31, 2019	Charge-offs	Recoveries	Provision	June 30, 2019
Commercial mortgage	$3,163	—	2	32	3,197
Home Equity lines and loans	341	—	5	8	354
Residential mortgage	212	—	2	(14)	200
Construction	1,802	—	—	231	2,033
Commercial and industrial	2,760	—	225	(266)	2,719
Small business loans	86	—	—	25	111
Consumer	4	—	1	(1)	4
Leases	8	—	—	(1)	7
Total	$8,376	—	235	14	8,625

	Balance,				Balance,
(dollars in thousands)	December 31, 2018	Charge-offs	Recoveries	Provision	June 30, 2019
Commercial mortgage	$3,209	—	4	(16)	3,197
Home Equity lines and loans	323	—	8	23	354
Residential mortgage	191	—	2	7	200
Construction	1,627	—	—	406	2,033
Commercial and industrial	2,612	—	323	(216)	2,719
Small business loans	78	—	—	33	111
Consumer	3	—	2	(1)	4
Leases	10	—	—	(3)	7
Total	$8,053	—	339	233	8,625

Allowance Allocated by Portfolio Segment

The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2020 and December 31, 2019.

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
June 30, 2020	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	5,277	5,277	$2,098	419,531	421,629
Home Equity lines and loans	19	653	672	744	72,666	73,410
Residential mortgage	—	346	346	4,301	40,283	44,584
Construction	—	2,019	2,019	1,206	147,378	148,584
Commercial and industrial	20	3,586	3,606	1,532	276,076	277,608
Small business loans	—	747	747	214	30,605	30,819
Paycheck Protection Program loans	—	—	—	—	259,947	259,947
Consumer	—	4	4	—	548	548
Leases	—	35	35	—	3,352	3,352
Total	$39	12,667	12,706	$10,095	1,250,386	1,260,481	(1)

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2019	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,426	3,426	$2,138	360,452	362,590
Home Equity lines and loans	46	296	342	536	81,047	81,583
Residential mortgage	—	179	179	854	42,265	43,119
Construction	—	2,362	2,362	1,247	170,797	172,044
Commercial and industrial	27	2,657	2,684	1,288	272,013	273,301
Small business loans	63	446	509	1,244	20,372	21,616
Consumer	—	6	6	—	1,003	1,003
Leases	—	5	5	—	697	697
Total	$136	9,377	9,513	$7,307	948,646	955,953	(1)
(1)	Excludes deferred fees and loans carried at fair value.

Loans and Leases by Credit Ratings

As part of the process of determining the Allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by Management. The results of these reviews are reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

●	Pass – Loans considered to be satisfactory with no indications of deterioration.
●	Special mention – Loans classified as special mention have a potential weakness that deserves Management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
●	Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
●	Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loan balances classified as doubtful have been reduced by partial charge-offs and are carried at their net realizable values.

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses as of June 30, 2020 and December 31, 2019:

June 30, 2020		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$407,157	11,481	2,991	—	421,629
Home equity lines and loans	72,178	—	1,232	—	73,410
Construction	147,378	1,206	—	—	148,584
Commercial and industrial	248,003	17,260	12,345	—	277,608
Small business loans	29,279	—	1,540	—	30,819
Paycheck Protection Program loans	259,947	—	—	—	259,947
Total	$1,163,942	29,947	18,108	—	1,211,997

December 31, 2019		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$353,724	5,821	3,045	—	362,590
Home equity lines and loans	81,046	—	537	—	81,583
Construction	170,823	1,221	—	—	172,044
Commercial and industrial	251,320	9,648	12,333	—	273,301
Small business loans	20,351	—	1,265	—	21,616
Total	$877,264	16,690	17,180	—	911,134

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of June 30, 2020 and December 31, 2019. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$40,283	4,301	44,584	$42,265	854	43,119
Consumer	548	—	548	1,003	—	1,003
Leases	3,352	—	3,352	697	—	697
Total	$44,183	4,301	48,484	$43,965	854	44,819

There were five nonperforming residential mortgage loans at June 30, 2020 and five nonperforming residential mortgage loans at December 31, 2019 with a combined outstanding principal balance of $877 thousand and $839 thousand, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following table details the recorded investment and principal balance of impaired loans by portfolio segment, and their related allowance for loan and lease losses.

	As of June 30, 2020			As of December 31, 2019
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	investment	balance	allowance	investment	balance	allowance
Impaired loans with related allowance:
Commercial and industrial	444	444	20	617	617	27
Small business loans	—	—	—	1,002	1,002	63
Home equity lines and loans	356	362	19	461	461	46
Total	800	806	39	2,080	2,080	136
Impaired loans without related allowance:
Commercial mortgage	$2,098	2,146	—	2,138	2,173	—
Commercial and industrial	1,088	1,138	—	671	718	—
Small business loans	214	214	—	242	242	—
Home equity lines and loans	388	402	—	75	75	—
Residential mortgage	4,301	4,301	—	854	854	—
Construction	1,206	1,206	—	1,247	1,248	—
Total	9,295	9,407	—	5,227	5,310	—
Grand Total	$10,095	10,213	39	7,307	7,390	136

The following table details the average recorded investment and interest income recognized on impaired loans by portfolio segment.

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2020	2019	2020	2019
	Average	Average	Average	Average
	recorded	recorded	recorded	recorded
(dollars in thousands)	investment	investment	investment	investment
Impaired loans with related allowance:
Commercial and industrial	$446	668	$449	671
Small business loans	—	—	—	—
Home equity lines and loans	357	—	360	—
Total	803	668	809	671
Impaired loans without related allowance:
Commercial mortgage	$2,106	1,855	$2,117	1,890
Commercial and industrial	1,109	531	1,122	531
Small business loans	220	263	227	263
Home equity lines and loans	400	80	400	81
Residential mortgage	4,310	857	4,317	857
Construction	1,206	1,286	1,210	1,287
Total	9,351	4,872	9,393	4,909
Grand Total	$10,154	5,540	$10,202	5,580

Interest income recognized on performing impaired loans amounted to $89 thousand and $53 thousand for the three months ended June 30, 2020 and 2019, respectively, and $142 thousand and $102 thousand for the six months ended June 30, 2020 and 2019, respectively.

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

TDRs at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
TDRs included in nonperforming loans and leases	$250	319
TDRs in compliance with modified terms	3,477	3,599
Total TDRs	$3,727	3,918

There was 1 loan and lease modification granted during the three months ended June 30, 2020 that was categorized as a TDR as noted in the table below.

	For the Three and Six Months Ended June 30, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance
Commercial and industrial	1	$58	$58	$—
Total	1	$58	$58	$—

There were no loan and lease modifications granted during the three and six months ended June 30, 2019 that was categorized as TDR’s. No loan and lease modifications granted during the three and six months ended June 30, 2020 and 2019 subsequently defaulted during the same time period.

COVID-19 Loan Modification Programs

The following table details the loan modifications that the Corporation provided to loan customers as of June 30, 2020.

	June 30, 2020
	Portfolio	% of Loan	Number of
Loan Portfolio	Balance	Portfolio	Loans
Commercial mortgage	$86,141	20.4%	115
Commercial and industrial	31,693	11.4	48
Construction & land development	23,905	16.1	13
Home Equity lines and loans	1,356	1.8	11
Residential mortgage	882	1.6	5
Small business loans	146	0.5	1
Total	$144,123	14.3%	193

These loan modifications were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, and as such were not classified as troubled debt restructurings. In total $117.8 million of commercial loans covering 163 borrowers and $23.9 million of construction loans for 9 borrowers were assisted with loan payment holidays of 3 months.  $2.2 million of residential mortgage and home equity loans covering 16 total borrowers were provided with 3 to 6 month payment holidays.  An additional $4.0 million of residential mortgage borrowers were provided with relief through a temporary freeze on late fees.  $18.2 million in construction loans with interest reserves covering 32 borrowers were given lowered interest rates for an average 68 days during the moratorium. As of June 30, 2020, all $18.2 million in construction loans with rate adjustments had returned to their original interest rates.

(7)      Short-Term Borrowings and Long-Term Debt

The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks: one of $24 million and one of  $15 million. Federal funds purchased generally represent one-day borrowings.  The Corporation had no Federal Funds purchased at June 30, 2020 and December 31, 2019. The Corporation also has a facility with the Federal Reserve discount window of $10.6 million. This facility is fully secured by investment securities. There were $10 million in borrowings under this facility at June 30, 2020 and none at December 31, 2019.

Short-term borrowings at June 30, 2020 and December 31, 2019 consisted of the following notes:

			Balance as of
	Maturity	Interest	June 30,	December 31,
(dollars in thousands)	date	rate	2020	2019
Open Repo Plus Weekly	05/28/2020	0.39%	21,625	102,320
Mid-term Repo-fixed	08/10/2020	2.76	5,000	5,000
Mid-term Repo-fixed	08/10/2020	1.59	5,144	5,144
Mid Term Repo Fixed Rate	09/11/2020	1.59	7,676	7,676
Federal Reserve Discount Window	09/30/2020	0.25	10,000	—
Mid-term Repo-fixed	12/09/2020	0.42	3,752	—
Mid-term Repo-fixed	01/13/2021	0.36	4,605	—
Mid-term Repo-fixed	01/27/2021	0.23	5,465	—
Mid-term Repo-fixed	03/09/2021	0.79	10,417	—
Mid-term Repo-fixed	03/22/2021	0.88	10,237	—
Mid-term Repo-fixed	06/28/2021	1.88	3,123	—
Mid Term Repo Fixed Rate	03/27/2020	2.03	—	3,123
Acquisition Purchase Note	04/01/2020	3.00	—	413
Total			$87,044	123,676

As part of the CARES Act, the FRB of Philadelphia offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program.  At June 30, 2020, the Corporation pledged $136.2 million of PPP loans to the FRB of Philadelphia to borrow $136.2 million of funds at a rate of 0.35%.

Long-term debt at June 30, 2020 and December 31, 2019 consisted of the following notes:

			Balance as of
	Maturity	Interest	June 30,	December 31,
(dollars in thousands)	date	rate	2020	2019
PPPLF Advance	Various	0.35%	136,155	—
Mid-term Repo-fixed	03/21/2022	0.92	$1,900	—
Mid-term Repo-fixed	06/29/2022	1.32	7,392	3,123
Total	`		$145,447	3,123

The FHLB of Pittsburgh has also issued $135 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2020.

The Corporation has a maximum borrowing capacity with the FHLB of $513.4 million as of June 30, 2020 and $507.3 million as of December 31, 2019. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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

Residential Mortgage Loans

The mortgage servicing rights (“MSRs”) are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  MSR’s are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR.  The Corporation serviced $172.4 million and $60.3 million of residential mortgage loans as of June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020, the Corporation recognized servicing fee income of $67.0 thousand and $107.0 thousand, respectively, compared to $18.2 thousand and $32.3 thousand during the three and six months ended June 30, 2019, respectively.

Changes in the MSR balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of the period	$423	214	$446	232
Servicing rights capitalized	952	53	1,136	91
Amortization of servicing rights	(50)	(13)	(83)	(22)
Change in valuation allowance	(31)	(18)	(205)	(65)
Balance at end of the period	$1,294	236	$1,294	236

Activity in the valuation allowance for MSR’s was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Valuation allowance, beginning of period	$(272)	(47)	$(98)	—
Impairment	(31)	(18)	(205)	(65)
Recovery	—	—	—	—
Valuation allowance, end of period	$(303)	(65)	$(303)	(65)

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2020, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 12.86% and a discount rate equal to 9.00%.  At December 31, 2019, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 13.08% and a discount rate equal to 9.00%.

At June 30, 2020 and December 31, 2019, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2020	December 31, 2019
Fair value of residential mortgage servicing rights	$1,294	$446

Weighted average life (years)	5.0	7.8

Prepayment speed	12.86%	13.08%
Impact on fair value:
10% adverse change	$(57)	$(19)
20% adverse change	(109)	(37)

Discount rate	9.00%	9.00%
Impact on fair value:
10% adverse change	$(42)	$(14)
20% adverse change	(81)	(27)

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

SBA Loans

SBA loan servicing assets are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset.  The Corporation serviced $35.2 million and $18.0 million of SBA loans, as of June 30, 2020 and December 31, 2019, respectively.  During the three and six months ended June 30, 2020, the Corporation recognized servicing fee income of $30.4 thousand and $52.1 thousand, respectively.  As the Corporation started to sell SBA loans during the three months ended June 30, 2019, there was no servicing fee income yet as of June 30, 2019.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of the period	$469	—	$337	—
Servicing rights capitalized	183	133	342	133
Amortization of servicing rights	(28)	—	(47)	—
Change in valuation allowance	8	—	—	—
Balance at end of the period	$632	133	$632	133

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Valuation allowance, beginning of period	$(34)	—	$(26)	—
Impairment	—	—	—	—
Recovery	8	—	—	—
Valuation allowance, end of period	$(26)	—	$(26)	—

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2020, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.72%, and a discount rate equal to 7.74%. At December 31, 2019, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 10.77%, and a discount rate equal to 11.28%.

At June 30, 2020 and December 31, 2019, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2020	December 31, 2019
Fair value of SBA loan servicing rights	$644	$337

Weighted average life (years)	3.7	4.3

Prepayment speed	12.72%	10.77%
Impact on fair value:
10% adverse change	$(24)	$(12)
20% adverse change	(47)	(23)

Discount rate	7.74%	11.28%
Impact on fair value:
10% adverse change	$(16)	$(9)
20% adverse change	(31)	(18)

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

Securities

The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$21,739	—	21,739	—
U.S. government agency mortgage-backed securities	4,187	—	4,187	—
U.S. government agency collateralized mortgage obligations	21,971	—	21,971	—
State and municipal securities	48,452	—	48,452	—
Investments in mutual funds	1,034	—	1,034	—
Mortgage loans held-for-sale	117,691	—	117,691	—
Mortgage loans held-for-investment	10,350	—	10,350	—
Interest rate lock commitments	4,595	—	—	4,595
Customer derivatives - Interest rate swaps	1,105	—	1,105	—
Total	$231,124	—	226,529	4,595

Liabilities
Interest rate lock commitments	183	—	—	183
Forward commitments	786	—	786	—
Customer derivatives - Interest rate swaps	1,230	—	1,230	—
	$2,199	—	2,016	183

	December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$11,866	—	11,866	—
U.S. government agency mortgage-backed securities	5,497	—	5,497	—
U.S. government agency collateralized mortgage obligations	35,223	—	35,223	—
State and municipal securities	6,270	—	6,270	—
Investments in mutual funds	1,009	—	1,009	—
Mortgage loans held-for-sale	33,704	—	33,704	—
Mortgage loans held-for-investment	10,546	—	10,546	—
Interest rate lock commitments	504	—	—	504
Forward commitments	6	—	6	—
Customer derivatives - Interest rate swaps	382	—	382	—
Total	$105,007	—	104,503	504

Liabilities
Interest rate lock commitments	157	—	—	157
Forward commitments	119	—	119	—
Customer derivatives - Interest rate swaps	431	—	431	—
	$707	—	550	157

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$1,294	—	—	1,294
SBA loan servicing rights	632	—	—	632
Impaired loans (1)	839	—	—	839
Total	$2,766	—	—	2,766

	December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$446	—	—	446
SBA loan servicing rights	337	—	—	337
Impaired loans (1)	804	—	—	804
Other real estate owned (2)	120	—	—	120
Total	$1,707	—	—	1,707

(1)	Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input is significant to the fair value measurements.
(2)	Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. Appraised values may be discounted based on management’s expertise, historical knowledge, changes in market conditions from the time of valuation and/or estimated costs to sell.

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

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

       Loans Receivable

The fair value of loans receivable is estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value below is reflective of an exit price.

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

Deposit Liabilities

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Debt

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

Off-Balance Sheet Financial Instruments

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

The estimated fair values of the Corporation’s financial instruments at June 30, 2020 and December 31, 2019 are as follows:

		June 30, 2020		December 31, 2019
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$46,741	46,741	39,371	39,371
Securities available-for-sale	Level 2	97,100	97,100	58,856	58,856
Securities held-to-maturity	Level 2	6,578	6,926	8,780	9,003
Equity investments	Level 2	1,034	1,034	1,009	1,009
Mortgage loans held-for-sale	Level 2	117,691	117,691	33,704	33,704
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,239,912	1,272,959	944,651	973,057
Mortgage loans held-for-investment	Level 2	10,350	10,350	10,546	10,546
Interest rate lock commitments	Level 3	4,595	4,595	504	504
Forward commitments	Level 2	—	—	6	6
Restricted investment in bank stock	NA	7,234	NA	8,072	NA
Accrued interest receivable	Level 3	4,125	4,125	3,148	3,148
Customer derivatives - Interest rate swaps	Level 2	1,105	1,105	382	382
Financial liabilities:
Deposits	Level 2	1,166,697	1,320,700	851,168	880,400
Short-term borrowings	Level 2	87,044	87,044	123,676	123,678
Long-term debt	Level 2	145,447	147,560	3,123	3,123
Subordinated debentures	Level 2	40,809	40,319	40,962	40,962
Accrued interest payable	Level 2	1,605	1,605	1,088	1,088
Interest rate lock commitments	Level 3	183	183	157	157
Forward commitments	Level 2	786	786	119	119
Customer derivatives - Interest rate swaps	Level 2	1,230	1,230	431	431

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$360,072	4,595	327,788	504
Letters of credit	Level 2	8,747	—	9,750	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three and six month peiods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$4,021	329	$504	310
Increase in value	574	46	4,091	65
Balance at end of the period	$4,595	375	$4,595	375

The following table details the valuation techniques for Level 3 interest rate lock commitments.

			Significant
	Fair Value		Unobservable	Range of	Weighted
	Level 3	Valuation Technique	Input	Inputs	Average
June 30, 2020	$4,595	Market comparable pricing	Pull through	1 - 99%	80.39%
December 31, 2019	504	Market comparable pricing	Pull through	1 - 99	93.41

Net realized gains of $724 thousand and net realized losses of $16 thousand due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the three months ended June 30, 2020 and 2019, respectively, and net realized gains of $4.1 million and net realized losses $34 thousand for the six months ended June 30, 2020 and 2019, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		June 30, 2020		December 31, 2019
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$324,465	4,595	47,660	504
Negative fair values	Other liabilities	34,262	(183)	22,663	(157)
Total		358,727	4,412	70,323	347

Forward Commitments
Positive fair values	Other assets	—	—	4,500	6
Negative fair values	Other liabilities	147,000	(786)	58,250	(119)
Total		147,000	(786)	62,750	(113)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	6,287	1,105	3,271	382
Negative fair values	Other liabilities	6,287	(1,230)	3,271	(431)
Total		12,574	(125)	6,542	(49)
Total derivative financial instruments		$518,301	3,501	139,615	185

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Interest Rate Lock Commitments	$724	16	$4,065	34
Forward Commitments	1,638	(31)	(672)	(23)
Customer Derivatives - Interest Rate Swaps	2	(17)	(75)	(27)
Net fair value gains (losses) on derivative financial instruments	$2,364	(32)	$3,318	(16)

Net realized losses on derivatives were ($3.3) million and ($218) thousand for the three months ended June 30, 2020 and 2019, respectively, and ($4.7) million and ($493) thousand for the six months ended June 30, 2020 and 2019, respectively.

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

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Segment Information
	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$11,101	(2)	498	11,597	$8,855	26	41	8,922
Provision for loan losses	1,631	—	—	1,631	14	—	—	14
Net interest income after provision	9,470	(2)	498	9,966	8,841	26	41	8,908
Non-interest Income
Mortgage banking income	297	—	18,466	18,763	62	—	6,259	6,321
Wealth management income	—	853	—	853	33	879	—	912
SBA income	658	—	—	658	515	—	—	515
Net change in fair values	2	—	3,138	3,140	(16)	—	(152)	(168)
Net gain (loss) on hedging activity	—	—	(3,301)	(3,301)	—	—	(218)	(218)
Other	442	14	117	573	498	—	68	566
Non-interest income	1,399	867	18,420	20,686	1,092	879	5,957	7,928
Non-interest expense	7,592	788	14,869	23,249	7,232	817	6,195	14,244
Income before income taxes	$3,277	77	4,049	7,403	$2,701	88	(197)	2,592
Total Assets	$1,462,449	5,206	111,428	1,579,083	$1,012,311	5,462	38,133	1,055,906

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$20,619	(4)	648	21,263	$17,234	64	100	17,398
Provision for loan losses	3,183	—	—	3,183	233	—	—	233
Net interest income after provision	17,436	(4)	648	18,080	17,001	64	100	17,165
Non-interest Income
Mortgage banking income	399	—	26,266	26,665	101	—	11,128	11,229
Wealth management income	—	1,874	—	1,874	78	1,698	—	1,776
SBA income	1,227	—	—	1,227	515	—	—	515
Net change in fair values	(63)	—	4,955	4,892	(28)	—	290	262
Net gain (loss) on hedging activity	—	—	(4,726)	(4,726)	—	—	(493)	(493)
Other	886	14	209	1,109	877	—	209	1,086
Non-interest income	2,449	1,888	26,704	31,041	1,543	1,698	11,134	14,375
Non-interest expense	14,557	1,575	22,315	38,447	13,397	1,638	11,325	26,360
Income before income taxes	$5,328	309	5,037	10,674	$5,147	124	(91)	5,180
Total Assets	$1,462,449	5,206	111,428	1,579,083	$1,012,311	5,462	38,133	1,055,906

(12)    Stockholders’ Equity

On July 23, 2020, the Corporation’s Board of Directors declared a cash dividend of $0.125 per common share, payable on August 24, 2020 to shareholders of record as of August 10, 2020.

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

FASB ASU 2017-01 (Topic 805), “Business Combinations”

Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017 including interim periods within those periods, while for non-public companies the ASU is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The adoption of this standard on January 1, 2019 did not have a material impact on the Corporation’s consolidated financial statements and related disclosures.

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

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure the current expected credit losses (“CECL”) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables.  The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU.  A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an emerging growth company, the Corporation’s effective date for the implementation of the ASU will be January 1, 2023.  The Corporation is currently determining under which method we will adopt this ASU.  The Corporation has assembled a cross-functional team from Finance, Credit, and IT that is leading the implementation efforts to evaluate the impact of this guidance on the Corporation's consolidated financial statements and related disclosures, internal systems, accounting policies, processes and related internal controls.  At this time the Corporation cannot yet estimate the impact to the consolidated financial statements.

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

FASB ASU 2016-02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for public companies for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within the fiscal years beginning after December 15, 2021. In July 2018, ASU 2018-11 was issued which creates a new, optional transition method for implementing ASU 2016-02 and a lessor practical expedient for separating lease and non-lease components and has the same effective date as ASU 2016-02.  Under the optional transition method of ASU 2018-11, the Corporation may initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Corporation will adopt ASU 2016-12 and ASU 2018-11 as of January 1, 2021 and apply ASC 840 throughout 2020.  The Corporation is evaluating the effects that ASU 2016-02 and ASU 2018-11 will have on its consolidated financial statements and related disclosures.

FASB ASU 2017-08 (Subtopic 310-20), “Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”

Issued in March 2017, ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within the fiscal years beginning after December 31, 2020. The Corporation will adopt ASU 2017-08 as of December 31, 2020 and apply existing guidance throughout 2020.  The Corporation is evaluating the effect that ASU 2017-08 will have on its consolidated financial statements and related disclosures.

FASB ASU 2017-12 (Subtopic 815), “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”

Issued in August 2017, ASU 2017-12 better aligns hedge accounting with an organization’s risk management activities in the financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. Specifically, the proposed ASU eases the requirements for effectiveness testing, hedge documentation and application of the shortcut and the critical terms match methods. Entities would be permitted to designate contractually specified components as the hedged risk in a cash flow hedge involving the purchase or sale of nonfinancial assets or variable rate financial instruments. In addition, entities would no longer separately measure and report hedge ineffectiveness. Also, entities, may choose refined measurement techniques to determine the changes in fair value of the hedged item in fair value hedges of benchmark interest rate risk. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020.  Early application is permitted in any interim period after issuance of the ASU for existing hedging relationships on the date of adoption and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Corporation has evaluated ASU 2017-12, and has determined it has no current hedging strategies for which it plans to implement the ASU but we will consider the impact of the ASU on future hedging strategies that may arise.  The Corporation will adopt ASU 2017-12 as of December 31, 2020 and apply existing guidance throughout 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2019 included in Meridian Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Cautionary Statement Regarding Forward-Looking Statements

Meridian Corporation (the “Corporation”) may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties including, without limitation: the impact of the current COVID-19 pandemic and government responses thereto, on the U.S. economy, including the markets in which we operate; actions that we and our customers take in response to these factors and the effects such actions have on our operations, products, services and customer relationships; and the risk that the Small Business Administration may not fund some or all Paycheck Protection Program (PPP) loan guaranties, among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements.  Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.

Recent Developments

Impacts of COVID-19

The ongoing COVID-19 pandemic has caused significant disruption in the local, national and global economies and financial markets. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Continuation and further spread of COVID-19 could cause additional quarantines, shutdowns, reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability.

In response to the anticipated economic effects of COVID-19, the Board of Governors of the Federal Reserve System (the "FRB") has taken a number of actions that have significantly affected the financial markets in the United States, including actions intended to result in substantial decreases in market interest rates. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds range by 100 basis points to 0% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19. On March 22, 2020, the FRB announced that it would continue its quantitative easing program in amounts necessary to support the smooth functioning of markets for Treasury securities and agency MBS. We expect that these reductions in interest rates, among other actions of the FRB and the Federal government generally, especially if prolonged, could adversely affect our net interest income, margins and profitability.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, ( the “CARES Act”) was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the Paycheck Protection Program (the “PPP”), a $349 billion program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks. The Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized an additional $310 billion of funding under the CARES Act for PPP loans among other provisions. On July 4, 2020, legislation was passed to extend the application period for the PPP program through August 8, 2020. These loans are intended to cover eight weeks of payroll and other permitted expenses to help those businesses remain viable.

In response to the pandemic, the Corporation’s management took the following actions:

●	The Corporation formed a pandemic taskforce and a steering group comprised of associates across the multiple lines of business and support functions and has taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts resulting from the COVID-19 pandemic.

Starting in mid-March and continuing today, Meridian implemented limited branch hours and appointment scheduling for our customers. Our technology platform has allowed these functions to be seamless. Meridian continues to prudently manage through the pandemic and has put in place preventative measures including face masks, plexiglass shields, social distancing and enhanced cleaning. Meridian is implementing a gradual, phased-in return-to-office plan that includes a portion of the workforce continuing with flexible, remote work schedules.

●	As of June 30, 2020 Meridian has assisted 928 clients in need of short-term funding by providing nearly $260 million in PPP loans. These PPP loans helped our small business clients to support the paychecks of nearly 16,660 employees. Approximately 89% of PPP loans were given to clients in the markets we serve in Pennsylvania, New Jersey and Delaware. The PPP loans have $6.4 million of net deferred loan processing fees that are being amortized into interest income over the contractual loan life of the loan.
●	During the pandemic, Meridian also worked with commercial, construction and residential loan customers to provide assistance. In total $117.8 million of commercial loans covering 163 borrowers and $23.9 million of construction loans for 9 borrowers were assisted with loan payment holidays of 3 months. $2.2 million of residential mortgage and home equity loans covering 16 total borrowers were provided with 3 to 6 month payment holidays. An additional $4.0 million of residential mortgage borrowers were provided with relief through a temporary freeze on late fees. $18.2 million in construction loans with interest reserves covering 32 borrowers were given lowered interest rates for an average 68 days during the moratorium. As of June 30, 2020, all $18.2 million in construction loans with rate adjustments had returned to their original interest rates.

At the inception of the pandemic, the governor of Pennsylvania ordered all non-essential businesses to close, mandated stay-at-home orders, closed schools and universities and put a moratorium on construction. The economic impact was widespread, but certain businesses have been more acutely impacted.  Aside from construction lending, Meridian continues to monitor commercial portfolios and identified various industries that have been substantially impacted by these mandates such as retail trade, hospitality, residential spec construction and advertising/marketing. At June 30, 2020, Meridian’s exposure as a percent of the total loan portfolio to these industries was 2.3%, 2.3%, 5.4%, and 1.7%, respectively. As of June 30, 2020, commercial loans to borrowers in the retail, hospitality and residential spec construction industries were as follows:

	% of Loan Portfolio		COVID-19 Relief
	June 30, 2020		June 30, 2020
		% of Loan	Balance with	% of Industry
Industry	Balance	Portfolio	Relief	Balance
Retail trade	$23,133	2.3%	$8,739	37.8%
Hospitality	23,405	2.3	15,997	68.3
Residential spec construction	54,761	5.4	4,798	8.8
Advertising and marketing	17,321	1.7	14,197	82.0
Total	$118,620	11.71%	$43,731	36.87%

U.S. Small Business Administration Paycheck Protection Program

The Bank has participated in the SBA’s PPP, which was initiated on April 3, 2020 in order to help small businesses maintain their workforce during the COVID-19 pandemic. The Bank began accepting applications from qualified business customers immediately upon the initiation of the PPP. The Bank is a certified SBA lender and was one of the first local banks to fund loans under the PPP.  The PPP/HCEA Act authorizes additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. As noted above, at June 30, 2020 Meridian has assisted 928 clients in need of short-term funding by providing nearly $260 million in PPP loans.  The Bank is preparing to assist PPP borrowers in the process to request forgiveness for their loans with the SBA although the SBA’s portal will not be open until mid-August to start accepting borrower applications for forgiveness.

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

The Paycheck Protection Program Flexibility Act

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”) was signed into law that amends the CARES Act and eases rules on how and when small businesses can use loans and still be eligible for forgiveness. The PPP Flexibility Act changed many aspects of the PPP, including: (1) extending the covered period for loan forgiveness purposes to the earlier of 24 weeks or December 31, 2020; (2) lowering the amount required to be spent on payroll costs from 75% to 60% of the PPP loan funds; (3) extending the loan maturity period from two to five years; and (4) revising the loan deferral period.

SBA Loan Subsidy Program

Pursuant to the CARES Act, Section 1112, Congress has determined that all existing borrowers under the SBA Section 7(a) program are adversely affected by COVID-19, and are therefore entitled to a subsidy in the form of relief payments.  Specifically, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of six months.  These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and will begin with the next payment due, and as such, are separate from any loan modifications made at the direction of the Bank.  The Bank is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program.  As of June 30, 2020, the Bank has 96 loans eligible for the program, with an aggregate principal amount of $67.6 million.  Payments under the program will not constitute new loans for the Bank, but simply payments of principal and interest on loans that already exist in the Bank’s SBA 7(a) loan portfolio and are current on borrower payments.  The Bank received its first tranche of payments under the program on April 29, 2020, and has been receiving subsequent payments from the SBA by the 25th of each month thereafter until the Bank has received six payments for each loan that qualified for this support by the SBA.

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

This critical accounting policy, along with other significant accounting policies, are presented in in Footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2020, as compared to the same period in 2019, and the changes in its financial condition as of June 30, 2020 as compared to December 31, 2019. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●	Net income for the three months ended June 30, 2020 was $5.7 million, or $0.94 per diluted share, an increase of $3.7 million as compared to net income of $2.0 million, or $0.31 per diluted share, for the same period in 2019.
●	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended June 30, 2020 were 19.16% and 1.56%, respectively.
●	Net interest income increased $2.7 million, or 30.0%, to $11.6 million for the three months ended June 30, 2020, as compared to $8.9 million for the same period in 2019.
●	Provision for loan and lease losses (the “Provision”) of $1.6 million for the three months ended June 30, 2020 was an increase of $1.6 million from the $14 thousand Provision recorded for the same period in 2019.
●	Non-interest income of $20.7 million for the three months ended June 30, 2020 was a $12.8 million or 160.9% increase from the same period in 2019.
●	Mortgage banking income increased $12.4 million, or 196.8%, to $18.8 million for the three months ended June 30, 2020, as compared to $6.3 million for the same period in 2019.
●	Non-interest expense of $23.2 million for the three months ended June 30, 2020 increased $9.0 million, or 63.2%, from $14.2 million for the same period in 2019.

Six Month Results of Operations

●	Net income for the six months ended June 30, 2020 was $8.2 million, or $1.32 per diluted share, an increase of $4.2 million as compared to net income of $4.0 million, or $0.63 per diluted share, for the same period in 2019.
●	Return on average equity (“ROE”) and return on average assets (“ROA”) for the six months ended June 30, 2020 were 13.70% and 1.26%, respectively.
●	Net interest income increased $3.9 million, or 22.2%, to $21.3 million for the six months ended June 30, 2020, as compared to $17.4 million for the same period in 2019.
●	Provision for loan and lease losses (the “Provision”) of $3.2 million for the six months ended June 30, 2020 was an increase of $3.0 million from the $233 thousand Provision recorded for the same period in 2019.
●	Non-interest income of $31.0 million for the six months ended June 30, 2020 was a $16.7 million or 116.0% increase from the same period in 2019.
●	Mortgage banking income increased $15.4 million, or 137.5%, to $26.7 million for the six months ended June 30, 2020, as compared to $11.2 million for the same period in 2019.
●	Non-interest expense of $38.5 million for the six months ended June 30, 2020 increased $12.1 million, or 45.9%, from $26.4 million for the same period in 2019.

Changes in Financial Condition

●	Total assets of $1.6 billion as of June 30, 2020 increased $429.1 million, or 37.3%, from $1.2 billion as of December 31, 2019.
●	Consolidated stockholders’ equity of $125.5 million as of June 30, 2020 increased $4.8 million from $120.7 million as of December 31, 2019.
●	Total portfolio loans and leases, excluding mortgage loans held for sale, as of June 30, 2020 were $1.3 billion, an increase of $298.3 million, or 30.9%, from $964.7 million as of December 31, 2019.
●	Total non-performing loans and leases of $7.4 million represented 0.54% of portfolio loans and leases as of June 30, 2020 as compared to $3.2 million, or 0.32% of portfolio loans and leases, as of December 31, 2019.
●	The $12.7 million allowance for loan losses (“Allowance’), as of June 30, 2020, represented 1.01% of portfolio loans and leases held for investment (excluding loans at fair value), or 1.27% of portfolio loans and leases held for investment (excluding loans at fair value and PPP loans), a non-GAAP measure. This is compared to $9.5 million, or 1.00% of portfolio loans and leases held for investment (excluding loans at fair value), as of December 31, 2019.
●	Total deposits of $1.2 billion as of June 30, 2020 increased $315.5 million, or 37.1%, from $851.2 million as of December 31, 2019.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2020 and 2019 are shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Annualized return on average equity	19.16%	7.14%	13.70%	7.22%
Annualized return on average assets	1.56%	0.81%	1.26%	0.82%
Net interest margin (tax effected yield)	3.27%	3.72%	3.37%	3.69%
Basic earnings per share	$0.94	$0.32	$1.33	$0.63
Diluted earnings per share	$0.94	$0.31	$1.32	$0.63

The following table presents certain key period-end balances and ratios as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2020	2019
Book value per common share	$20.60	$18.84
Tangible book value per common share (1)	$19.84	$18.09
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value)	1.01%	1.00%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.27%	1.00%
Tier I capital to risk weighted assets	10.24%	11.21%
Tangible common equity ratio (1)	7.68%	10.12%
Loans held for investment	$1,262,968	$964,710
Total assets	$1,579,083	$1,150,019
Stockholders' equity	$125,518	$120,695

(1) Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for Non-GAAP to GAAP reconciliation.

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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio for Meridian Corporation:

(dollars in thousands)	June 30, 2020	December 31, 2019
Tangible common equity ratio:
Total stockholders' equity	125,518	120,695
Less:
Goodwill	899	899
Intangible assets	3,737	3,874
Tangible common equity	120,882	115,923
Total assets	1,579,083	1,150,019
Less:
Goodwill	899	899
Intangible assets	3,737	3,874
Tangible assets	$1,574,447	$1,145,246
Tangible common equity ratio	7.68%	10.12%

The table below provides the non-GAAP reconciliation for our tangible book value per common share for Meridian Corporation:

Tangible book value per common share:
June 30, 2020
Book value per common share	$20.60
Less: Impact of goodwill and intangible assets	(0.76)
Tangible book value per common share:	$19.84

The following is a reconciliation of the allowance for loan losses to total loans ratio for the three months ended June 30, 2020. This is considered a non-GAAP measure as the calculation excludes the impact of mortgage loans held for sale, loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation. PPP loans have only been excluded from this calculation as of June 30, 2020 as such loans have only been on the balance sheet since the beginning of the second quarter.

Reconciliation of Allowance for Loan Losses / Total loans	June 30, 2020
Allowance for loan losses / Total loans	1.01%
Less: Impact of loans held for investment - fair valued	0.00%
Less: Impact of PPP loans	0.26%
Allowance for loan losses / Total loans held for investment (excl. loans at fair value and PPP loans)	1.27%

The following sections discuss, in detail, the Corporation’s results of operations for the three and six months ended June 30, 2020, as compared to the same period in 2019, and the changes in its financial condition as of June 30, 2020 as compared to December 31, 2019.

Components of Net Income

Net income is comprised of five major elements:

●	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
●	Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;
●	Non-interest Income, which is made up primarily of mortgage banking income, wealth management income, gains and losses from the sale of loans, gains and losses from the sale of investment securities available for sale and other fees from loan and deposit services;
●	Non-interest Expense, which consists primarily of salaries and employee benefits, occupancy, loan expenses, professional fees and other operating expenses; and
●	Income Taxes, which include state and federal jurisdictions.

NET INTEREST INCOME

Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three and six months ended June 30, 2020 and 2019, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the results of net free funding sources such as noninterest deposits and stockholders’ equity.

Total interest income for the three months ending June 30, 2020 was $15.1 million, which represented a $2.0 million, or 15.4%, increase compared with the three months ending June 30, 2019. The increase in income was attributable to a $465.8 million increase in average interest earning assets, year over year, led by the $178.7 million increase in average balances on PPP loans, offset by a decrease of 120 basis points in yield on earning assets, to 4.24% from 5.44%, for same period in 2019. The commercial loan portfolio yield, in particular, fell 107 basis points over the same period in 2019, the yield on shared national credits fell 188 basis points, and the yield on construction loans decreased 121 basis points over the same period. And while fees and interest on PPP loans contributed $1.1 million to total interest income, the yield on these loans was 2.44%.  Total interest expense declined $693 thousand or 16.7% to $3.5 million for the three months ending June 30, 2020, compared with $4.2 million for the three months ending June 30, 2019. The decrease was primarily due to a 107 basis point decline in the yield on money market and savings accounts from 1.88% to 0.81%, combined with a 75 basis point decline in the yield on time deposits from 2.41% to 1.66% over this period.

Total interest income for the six months ending June 30, 2020 was $28.9 million, which represented a $3.5 million, or 13.6%, increase compared with the six months ending June 30, 2019. The increase in income was attributable to a $320.9 million increase in average interest earning assets, year over year, led by the $89.3 million increase in average balances on PPP loans, offset by a decrease of 82 basis points in yield on earning assets, to 4.57% from 5.39%, for same period in 2019. The commercial loan portfolio yield, in particular, fell 78 basis points over the same period in 2019, the yield on shared national credits fell 134 basis points, and the yield on construction loans fell 96 basis points over the same period in 2019, while the yield on small business loans increased slightly by 2 basis points over the same period. Total interest expense declined $413 thousand or 5.2% to $7.6 million for the six months ending June 30, 2020, compared with $8.0 million for the six months ending June 30, 2019. The decrease was primarily due to a 72 basis point decline in the yield on money market and savings accounts from 1.81% to 1.09%, combined with a 56 basis point decline in the yield on time deposits from 2.37% to 1.81% over this period.

Net interest income increased $2.7 million, or 30.2%, to $11.6 million for the three months ended June 30, 2020, compared to $8.9 million for the three months ended June 30, 2019. The net-interest margin decreased 45 basis points for the three months ending June 30, 2020 at 3.27%, compared with 3.72% for the three month ending June 30, 2019. The decrease in net interest margin reflects declining interest rates earned on the loan portfolios overall, offset by declines in the interest rates on deposits and borrowings during the quarter.

Net interest income increased $3.9 million, or 22.2%, to $21.3 million for the six months ended June 30, 2020, compared to $17.4 million for the six months ended June 30, 2019. The net-interest margin decreased 32 basis points for the six months ending June 30, 2020 at 3.37%, compared with 3.69% for the six month ending June 30, 2019. The decrease in net interest margin reflects declining interest rates earned on the loan portfolios overall, offset by declines in the interest rates on deposits and borrowings during the quarter.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	2020			2019
		Interest			Interest
For the Three Months Ended June 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$6,407	1	0.06%	$7,008	43	2.46%
Federal funds sold	25,437	2	0.02%	997	5	2.17%
Investment securities(1)	101,891	644	2.58%	62,450	399	2.56%
Loans held for sale	103,561	833	3.22%	20,407	219	4.28%
Loans held for investment(1)	1,194,197	13,627	4.56%	874,836	12,430	5.67%
Total loans	1,297,758	14,460	4.48%	895,243	12,649	5.67%
Total interest-earning assets	1,431,493	15,107	4.24%	965,698	13,096	5.44%
Noninterest earning assets	45,627			36,210
Total assets	$1,477,120			$1,001,908
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$204,008	396	0.78%	$103,751	413	1.59%
Money market and savings deposits	389,164	782	0.81%	293,727	1,377	1.88%
Time deposits	339,265	1,397	1.66%	320,991	1,925	2.41%
Total deposits	932,437	2,575	1.11%	718,469	3,715	2.07%
Total Borrowings	150,124	285	0.76%	36,075	266	2.96%
Subordinated Debentures	40,836	598	5.86%	9,178	170	7.43%
Total interest-bearing liabilities	1,123,397	3,458	1.24%	763,722	4,151	2.18%
Noninterest-bearing deposits	223,253			117,664
Other noninterest-bearing liabilities	10,533			6,917
Total liabilities	$1,357,183			$888,303
Total stockholders' equity	119,937			113,605
Total stockholders' equity and liabilities	$1,477,120			$1,001,908
Net interest income		$11,649			$8,945
Net interest spread			3.00%			3.26%
Net interest margin			3.27%			3.72%

	2020			2019
		Interest			Interest
For the Six Months Ended June 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$5,947	25	0.84%	$7,150	87	2.45%
Federal funds sold	17,226	36	0.40%	965	11	2.33%
Investment securities(1)	88,718	1,122	2.57%	62,955	812	2.60%
Loans held for sale	73,706	1,202	3.26%	19,250	432	4.49%
Loans held for investment(1)	1,087,749	26,530	4.87%	862,107	24,107	5.61%
Total loans	1,161,455	27,732	4.80%	881,357	24,539	5.61%
Total interest-earning assets	1,273,346	28,915	4.57%	952,427	25,449	5.39%
Noninterest earning assets	43,554			37,198
Total assets	$1,316,900			$989,625
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$171,879	910	1.06%	$108,455	860	1.60%
Money market and savings deposits	361,492	1,966	1.09%	279,388	2,512	1.81%
Time deposits	327,647	2,953	1.81%	304,466	3,579	2.37%
Total deposits	861,018	5,829	1.36%	692,309	6,951	2.02%
Total Borrowings	104,081	566	1.09%	49,011	710	2.92%
Subordinated Debentures	41,213	1,191	5.78%	9,208	338	7.39%
Total interest-bearing liabilities	1,006,312	7,586	1.52%	750,528	7,999	2.15%
Noninterest-bearing deposits	180,197			120,183
Other noninterest-bearing liabilities	9,618			6,506
Total liabilities	$1,196,127			$877,217
Total stockholders' equity	120,773			112,408
Total stockholders' equity and liabilities	$1,316,900			$989,625
Net interest income		$21,329			$17,450
Net interest spread			3.05%			3.24%
Net interest margin			3.37%			3.69%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis (tax-equivalent basis)

The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2020 as compared to the same period in 2019, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2020 Compared to 2019
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$(39)	(3)	(42)	$(50)	(12)	(62)
Federal funds sold	(41)	38	(3)	(34)	59	25
Investment securities(1)	4	241	245	(31)	341	310
Loans held for sale	(374)	988	614	(363)	1,133	770
Loans held for investment(1)	(12,228)	13,425	1,197	(7,650)	10,073	2,423
Total loans	(12,602)	14,413	1,811	(8,013)	11,206	3,193
Total interest income	$(12,678)	14,689	2,011	$(8,128)	11,594	3,466
Interest expense:
Interest-bearing deposits	$(1,106)	1,089	(17)	$(720)	770	50
Money market and savings deposits	(2,664)	2,069	(595)	(2,019)	1,473	(546)
Time deposits	(1,192)	664	(528)	(1,303)	677	(626)
Total interest-bearing deposits	(4,962)	3,822	(1,140)	(4,042)	2,920	(1,122)
Total borrowings	(1,280)	1,299	19	(1,135)	991	(144)
Subordinated debentures	(247)	675	428	(229)	1,082	853
Total interest expense	(6,489)	5,796	(693)	(5,406)	4,993	(413)
Interest differential	$(6,189)	8,893	2,704	$(2,722)	6,601	3,879

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

For the three months ended June 30, 2020 as compared to the same period in 2019, interest income increased $2.0 million as volume changes in average earning assets contributed $14.7 million and unfavorable rate changes helped reduce interest income by $12.7 million.  The favorable change in net interest income due to volume changes was driven mostly from growth in the loans held for investment portfolio, which increased $319.4 million on average over the three month periods, while the loans held for sale portfolio also increased $83.2 million on average over this period.  Within the loans held for investment portfolio the average balance on PPP loans increased $178.7 million.  Offsetting favorable volume changes were unfavorable loan rate changes of 119 basis points reducing interest income by $12.6 million.

On the funding side, interest expense decreased $693 thousand due to larger rate declines than volume increases.  The cost of deposits and borrowings were down across the board, having a $6.5 million positive effect on interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits declined 81 basis points, 107 basis points and 75 basis points, respectively, while the cost of borrowings also declined 220 basis points. Interest-bearing deposits, money market and savings accounts and time deposits increased $100.3 million, $95.4 million and $18.3 million on average, respectively, while the average balance on subordinated debentures also increased $31.7 million. These funding average balance increases led to a $5.8 million increase in interest expense.  Overall, the increase in interest income from volume changes contributed $14.7 million and out-paced the unfavorable rate changes to improve net interest income by $2.7 million.

For the six months ended June 30, 2020 as compared to the same period in 2019, interest income increased $3.5 million as volume changes in average earning assets contributed $11.6 million and unfavorable rate changes helped reduce interest income by $8.1 million.  The favorable change in net interest income due to volume changes was driven largely from growth in the loans held for investment portfolio, which increased $225.6 million on average over the six month periods, largely due to the $89.3 million increase in the average balance of PPP loans. Offsetting favorable volume changes were unfavorable loan rate changes of 81 basis points reducing interest income by $8.0 million.

On the funding side, interest expense decreased $413 thousand due to larger rate declines than volume increases.  The cost of deposits and borrowings were down across the board, having a $5.4 million positive effect on interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits declined 54 basis points, 72 basis points and 56 basis points, respectively, while the cost of borrowings also declined 183 basis points. Interest-bearing deposits, money market and savings accounts and time deposits increased $63.4 million, $82.1 million and $23.2 million on average, respectively, while the average balance on subordinated debentures also increase $32.0 million. These funding average balance increases led to a $5.0 million increase in interest expense.  Overall, the increase in interest income from volume changes contributed $11.6 million and out-paced the unfavorable rate changes to improve net interest income by $3.9 million.

Simulations of net interest income. We use a simulation model on a quarterly basis to measure and evaluate potential changes in our net interest income resulting from various hypothetical interest rate scenarios. Our model incorporates various assumptions that management believes to be reasonable, but which may have a significant impact on results such as:

●	The timing of changes in interest rates;
●	Shifts or rotations in the yield curve;
●	Repricing characteristics for market rate sensitive instruments on the balance sheet;
●	Differing sensitivities of financial instruments due to differing underlying rate indices;
●	Varying timing of loan prepayments for different interest rate scenarios;
●	The effect of interest rate floors, periodic loan caps and lifetime loan caps;
●	Overall growth rates and product mix of interest-earning assets and interest-bearing liabilities.

Because of the limitations inherent in any approach used to measure interest rate risk, simulated results are not intended to be used as a forecast of the actual effect of a change in market interest rates on our results, but rather as a means to better plan and execute appropriate Asset / Liability Management (“ALM”) strategies.

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of June 30, 2020 and 2019  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	June 30,
Changes in Market Interest Rates	2020	2019
+300 basis points over next 12 months	0.98%	1.77%
+200 basis points over next 12 months	0.52%	1.37%
+100 basis points over next 12 months	0.21%	0.84%
No Change
-100 basis points over next 12 months	(1.37)%	(1.06)%
-200 basis points over next 12 months	(4.47)%	(2.04)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2020. In its current position, the table indicates that a 100, 200 or 300 basis point increase in interest rates would have a modestly positive impact from rising rates on net interest income over the next 12 months. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of June 30, 2020 and 2019, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that starting in the first quarter of 2020 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are not to decline below 0%. Management has and continues to employ strategies to mitigate risk in these scenarios.  Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

	Estimated increase (decrease) in Net
	Economic Value at June 30,
Changes in Market Interest Rates	2020	2019
+300 basis points	153%	14%
+200 basis points	117%	13%
+100 basis points	69%	8%
No Change
-100 basis points	(100)%	(14)%
-200 basis points	(257)%	(38)%

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

The following tables present the interest rate gap analysis of our assets and liabilities as of June 30, 2020 and December 31, 2019.

				Greater
				Than
				5 years and
As of June 30, 2020	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$64,035	3,706	15,172	68,540	151,453
Loans, net (1)	819,171	341,835	197,107	9,840	1,367,953
Other Assets	—	—	—	59,677	59,677
Total Assets	$883,206	345,541	212,279	138,057	1,579,083

Noninterest-bearing deposits	6,973	6,756	19,619	181,019	214,367
Interest-bearing deposits	632,482	—	—	—	632,482
Time deposits	293,726	12,222	13,900	—	319,848
FHLB advances	77,044	9,292	—	—	86,336
Other Liabilities	10,000	136,154	225	54,153	200,532
Total stockholders' equity	—	—	—	125,518	125,518
Total liabilities and stockholders' equity	$1,020,225	164,424	33,744	360,690	1,579,083
Repricing gap-positive
(Negative) Positive	$(137,019)	181,117	178,535	(222,633)	—
Cumulative repricing gap: Dollar amount	$(137,019)	44,098	222,633	—
Percent of total assets	(8.7)%	2.8%	14.1%	—
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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended June 30, 2020, the Corporation recorded a provision for loan and lease losses (“Provision”) of $1.6 million which was a $1.6 million increase from the same period in 2019. For the three months ended June 30, 2020 there were net charge-offs of $23 thousand as compared to net recoveries of $235 thousand for the same period in 2019.  The increase in Provision for the three months ended June 30, 2020 related mainly to qualitative provisioning for economic uncertainty as a result of the COVID-10 pandemic, in addition to covering loan growth during the period.

For the six months ended June 30, 2020, the Corporation recorded a Provision of $3.2 million which was a $3.0 million increase from the same period in 2019. For the six months ended June 30, 2020 there were net recoveries of $10 thousand as compared to net recoveries of $339 thousand for the same period in 2019.  The increase in Provision for the six months ended June 30, 2020 related mainly to qualitative provisioning for economic uncertainty as a result of the COVID-10 pandemic, in addition to covering loan growth during the period.

Asset Quality and Analysis of Credit Risk

Asset quality remains strong year-over-year. The Bank realized net charge-offs of 0.00% of total average loans for the quarter ending June 30, 2020, compared with net recoveries of 0.03% and 0.01% for the quarters ended December 31, 2019 and June 30, 2019. Total non-performing assets, including loans and other real estate property, were $7.4 million as of June 30, 2020, $3.4 million as of December 31, 2019, and $4.3 million as of June 30, 2019. The ratio of non-performing assets to total assets as of June 30, 2020 was 0.47% compared to 0.29% as of December 31, 2019 and 0.38% as of June 30, 2019. The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value, was 1.01% as of June 30, 2020 (1.27% excluding loans at fair value and PPP loans, a non-GAAP measure), up from the 1.00% recorded as of December 31, 2019 and 0.99% as of June 30, 2019.

There were no properties in OREO as of June 30, 2020 and one property in OREO as of December 31, 2019 that was sold in the first quarter of 2020.

As of June 30, 2020, the Corporation had $3.7 million of troubled debt restructurings (“TDRs”), of which $3.5 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2019, the Corporation had $3.9 million of TDRs, of which $3.6 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of June 30, 2020, the Corporation had a recorded investment of $10.1 million of impaired loans and leases which included $3.7 million of TDRs.

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

Nonperforming Assets and Related Ratios

	As of
	June 30,	December 31,
(dollars in thousands)	2020	2019
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$695	733
Home equity lines and loans	744	537
Residential mortgage	5,178	1,544
Total real estate loans	$6,617	2,814
Commercial and industrial	821	421
Total nonaccrual loans	$7,438	3,235
Other real estate owned	—	120
Total non-performing loans	$7,438	3,235
Total non-performing assets	$7,438	3,355

Troubled debt restructurings:
TDRs included in non-performing loans	250	319
TDRs in compliance with modified terms	3,477	3,599
Total TDRs	$3,727	3,918

Asset quality ratios:
Non-performing assets to total assets	0.47%	0.29%
Non-performing loans to:
Total loans held-for-investment	0.54%	0.32%
Total loans held-for-investment (excluding loans at fair value and PPP loans)	0.74%	0.34%
Allowance for loan losses to:
Total loans held-for-investment (excluding loans at fair value)	1.01%	1.00%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.27%	1.00%
Non-performing loans	170.81%	294.12%

Total loans and leases	$1,380,659	998,414
Total loans and leases held-for-investment	$1,262,968	964,710
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$999,091	954,164
Allowance for loan and lease losses	$12,706	9,513

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” above for a reconciliation of this measure to its most comparable GAAP measure. PPP loans have only been excluded from this calculation as of June 30, 2020.

NON-INTEREST INCOME

Three Months Ended June 30, 2020 Compared to the Same Period in 2019

Total non-interest income for the second quarter of 2020 was $20.7 million, up $12.8 million or 160.9%, from the same period in 2019. This increase in non-interest income came primarily from our mortgage division. Mortgage banking revenue increased $12.4 million or 196.8% over the same period in 2019.  The significant increase in the second quarter of 2020 came from increased levels of mortgage loan originations due to both the expansion of the division into Maryland as well as the favorable rate environment for refinance activity. Our mortgage division originated $535.9 million in loans during the three months ended June 30, 2020, an increase of $401.8 million, or 299.6%, from the same period in 2019.  Refinance activity represented 64% of the total residential mortgage loans originated for the second quarter of 2020, compared to 14% for the same period in 2019.  The increase in the mortgage pipeline as a result of the expansion and the refinance activity generated significant positive fair value changes in derivative instruments and loans held-for-sale.  These fair value changes increased non-interest income a combined $3.0 million during the second quarter of 2020 compared to the same period in 2019.  These changes were offset by changes in net hedging losses of $3.3 million.

Non-interest income from the sales of SBA 7(a) loans increased $143 thousand, or 27.8%, compared to the same period in 2019, to $658 thousand.  Wealth management revenue decreased $59 thousand, or 6.5%, compared to the same period in 2019 due to the unfavorable market conditions that existed late in the first quarter and continued into early second quarter as a result of the COVID-19 pandemic.  Wealth management revenue is largely based on assets under management valuations taken at the end of the prior quarter, therefore this revenue for the second quarter was adversely impacted by the COVID-19 pandemic impact on financial markets over this time.

Six Months Ended June 30, 2020 Compared to the Same Period in 2019

Total non-interest income for the six months ended June 30, 2020 was $31.0 million, up $16.7 million or 116.0% from the comparable period in 2019. This overall increase in non-interest income came primarily from our mortgage division. Mortgage banking revenue increased $15.4 million or 137.5% over the comparable period in 2019.  The significant increase in 2020 came from increased levels of mortgage loan originations due to both the expansion of the division into Maryland as well as the favorable rate environment for refinance activity. Our mortgage division originated $790.5 million in loans during the first six months of 2020, an increase of $556.6 million, or 237.8%, from the comparable period in 2019.  Refinance activity represented 63% of the total loans originated for the first six months of 2020, compared to 13% for the same period in 2019.  The increase in the mortgage pipeline as a result of the expansion and the refinance activity generated significant positive fair value changes in derivative instruments and loans held-for-sale.  These fair value changes increased non-interest income a combined $4.8 million during the first six months of 2020 compared to a decrease of $152 thousand for the same period in 2019. These changes were offset by increases in net hedging losses of $4.7 million for the first six months of 2020.

Non-interest income from the sales of SBA loans increased $712 thousand year-over-year, to $1.2 million, as the number of loans sold for the first six months 2020 outpaced the number of SBA loans sold in the prior year comparable period.  Wealth management revenue increased $98 thousand year-over-year.

NON-INTEREST EXPENSE

Three Months Ended June 30, 2020 Compared to the Same Period in 2019

Total non-interest expense for the second quarter of 2020 was $23.2 million, up $9.0 million or 63.2%, from the same period in 2019.  The increase is largely attributable to the variable expenses our mortgage division during the quarter, particularly commission and loan origination expenses.  Total salaries and employee benefits expense was $16.2 million, an increase of $7.5 million or 85.3%, compared to the same period in 2019. Of this increase, $7.2 million relates to the mortgage division.  Full-time equivalent employees, particularly in the mortgage division, increased quarter over quarter. As noted above, in the first quarter of 2020, we expanded our mortgage division into Maryland with the hiring of nearly 70 individuals.

Loan expenses increased by $1.7 million or 248.4% during the second quarter of 2020, reflecting the higher levels of mortgage loan originations. Occupancy expense increased $191 thousand or 20.4%, compared to the same period in 2019 as the result of rent expense incurred at loan production locations for our mortgage division expansion into Maryland.  Advertising and promotion expense declined $125 thousand, or 17.1%, from the comparable period in 2019.  This decrease was largely due to the impacts that COVID-19 pandemic had on marketing and sponsorship activities.  Data processing costs increased $132 thousand or 40.8%, compared to the same period in 2019 as the result of increased loan processing activity from our mortgage division, combined with IT system costs to PPP loans.  Professional fees increased $61 thousand or 8.6%, compared to the same period in 2019 due mainly to services provided for internal audit, as well as consulting fees related to leasing and mortgage. Other expenses were down $463 thousand or 28.0%, from the comparable period in 2019 as the result of a litigation reserve that existed for the comparable period in 2019, related to the litigation that was settled and paid out early in 2020.

Six Months Ended June 30, 2020 Compared to the Same Period in 2019

Total non-interest expense for the first six months of 2020 was $38.4 million, up $12.1 million or 45.9%, from the comparable period in 2019.  The increase is largely attributable to an increase in salaries and employee benefits expense, which increased $9.6 million or 58.4%, from the comparable period in 2019.  Of this increase, $8.9 million relates to the mortgage division.  Full-time equivalent employees, particularly in the mortgage division, increased from the prior year comparable period as we expanded our mortgage division into Maryland with the hiring of nearly 70 individuals in the first quarter of 2020. The number of full time employees at Meridian, particularly in SBA and lease lending, also increased over this period.

Loan expenses increased $2.3 million or 199.4%, from the comparable period in 2019, reflecting the higher levels of mortgage loan originations and refi’s. Occupancy expense increased $152 thousand or 8.0%, compared to the same period in 2019 as the result of rent expense incurred at loan production locations for our mortgage division expansion into Maryland.  Data processing costs increased $152 thousand or 423.5%, compared to the same period in 2019 as the result of increased loan processing activity from our mortgage division, combined with processing activity relating to PPP loans.  Other expenses were down $455 thousand or 15.7%, from the comparable period in 2019.  The decrease was the result of a litigation reserve that existed for the comparable period in 2019, related to the litigation that was settled and paid out early in 2020.

INCOME TAXES

Income tax expense for the three months ended June 30, 2020 was $1.7 million, as compared to $570 thousand for the same period in 2019.  The increase in income tax expense was attributable to the increase in earnings, period over period.  Our effective tax rate was 22.8% for the second quarter of 2020 and 22.0% for the second quarter of 2019.

Income tax expense for the six months ended June 30, 2020 was $2.5 million, as compared to $1.2 million for the same period in 2019.  The increase in income tax expense was attributable to the increase in earnings, period over period.  Our effective tax rate was 22.9% for the first six months of 2020 and 22.2% for the first six months of 2019.

BALANCE SHEET ANALYSIS

As of June 30, 2020, total assets were $1.6 billion compared with $1.2 billion as of December 31, 2019 and $1.1 billion as of June 30, 2019. Total assets increased $429.1 million, or 37.3%, from December 31, 2019 and $523.2 million, or 49.5%, from June 30, 2019, primarily due to strong loan growth.

Total loans, excluding mortgage loans held-for-sale, grew $298.3 million, or 30.9%, to $1.3 billion as of June 30, 2020, from $964.7 million as of December 31, 2019 and $377.8 million or 42.7% from $885.2 as of June 30, 2019. The increase in loans for both periods is attributable largely to the $260 million in PPP granted to borrowers during the three months ended June 30, 2020. There was also growth in several commercial categories as we continue to grow our presence in the Philadelphia market area. Commercial real estate loans increased $54.1 million, or 14.5% from December 31, 2019, and $84.0 million, or 24.5% from June 30, 2019. Commercial loans increased $7.9 million, or 4.0%, from December 31, 2019, and $26.2 million, or 14.5% from June 30, 2019. Small business loans increased $9.3 million, or 42.8% from December 31, 2019, and $22.7 million, or 270.4% from June 30, 2019.  Residential mortgage loans held for sale increased $84.0 million, or 249.2%, to $117.7 million as of June 30, 2020 from $33.7 million at December 31, 2019 and $78.4 million from $39.3 million as of June 30, 2019. The increase in mortgage originations is primarily the result of our expansion of our mortgage division into Maryland as well as the increase in refinance activity throughout all areas of our mortgage division.

Deposits were $1.2 billion as of June 30, 2020, up $315.5 million, or 37.1%, from December 31, 2019, and up $326.0 million, or 38.8%, from June 30, 2019. Non-interest bearing deposits increased $74.9 million, or 53.7%, from December 31, 2019 and increased $87.2 million, or 68.6%, from June 30, 2019. Interest-bearing checking accounts increased $118.2 million, or 125.2%, from December 31, 2019, and increased $124.5 million or 141.4% from June 30, 2019.  Money market accounts/savings accounts increased $114.4 million, or 37.5% since December 31, 2019 and $135.2 million, or 47.5%, since June 30, 2019. Increase in core deposits were driven from PPP loan customers as well as new business and municipal relationships.  Certificates of deposit increased $8.0 million, or 2.6%, from December 31, 2019 and decreased $21.0 million, or 6.2%, from June 30, 2019.

Capital

Consolidated stockholders’ equity of the Corporation was $125.5 million, or 7.95% of total assets as of June 30, 2020, as compared to $120.7 million, or 10.50% of total assets as of December 31, 2019. As of June 30, 2020, the Tier 1 leverage ratio was 8.70% for the Corporation and 11.55% for the Bank, the Tier 1 risk-based capital and common equity ratios were 10.24% for the Corporation and 13.60% for the Bank, and total risk-based capital was 14.91% for both the Corporation and Bank. Quarter-end numbers show a tangible common equity to tangible assets ratio of 7.68% for the Corporation and 10.15% for the Bank. A reconciliation of this non-GAAP measure is included above in the Non-GAAP Financial Measures section.  Tangible book value per share was $19.84 as of June 30, 2020, compared with $18.09 as of December 31, 2019.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of June 30, 2020 and December 31, 2019:

	June 30, 2020
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions **
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Corporation	$172,863	14.91%	$121,760	10.50%	$115,962	10.00%
Bank	172,886	14.91%	121,761	10.50%	115,963	10.00%
Common equity tier 1 capital (to risk-weighted assets)
Corporation	118,744	10.24%	81,173	7.00%	75,375	6.50%
Bank	157,672	13.60%	81,174	7.00%	75,376	6.50%
Tier 1 capital (to risk-weighted assets)
Corporation	118,744	10.24%	98,568	8.50%	92,770	8.00%
Bank	157,672	13.60%	98,568	8.50%	92,770	8.00%
Tier 1 capital (to average assets)
Corporation	118,744	8.70%	54,616	4.00%	68,270	5.00%
Bank	157,672	11.55%	54,612	4.00%	68,265	5.00%

	December 31, 2019
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions **
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Corporation	$166,471	16.10%	$108,576	10.50%	$103,405	10.00%
Bank	166,360	16.09%	108,571	10.50%	103,401	10.00%
Common equity tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	72,384	7.00%	67,214	6.50%
Bank	154,881	14.98%	72,381	7.00%	67,211	6.50%
Tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	87,895	8.50%	82,724	8.00%
Bank	154,881	14.98%	87,891	8.50%	82,721	8.00%
Tier 1 capital (to average assets)
Corporation	115,934	10.55%	43,973	4.00%	54,966	5.00%
Bank	154,881	14.08%	44,013	4.00%	55,017	5.00%
*	Includes capital conservation buffer of 2.50% for 2020 and 1.250% for 2019.
**	Prompt corrective action requirements do not apply to Meridian Corporation but are included as informational only.

The capital ratios for the Corporation, as of June 30, 2020, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” The capital ratios to risk-weighted assets have all decreased from their December 31, 2019 levels largely as a result of the increase in risk-weighted assets, much of which was in the commercial mortgage, construction, and commercial and industrial segments of the loan portfolio, which are typically risk-weighted at 100%.   The capital ratios as of June 30, 2020 were impacted by the amount of PPPLF borrowings the Corporation used fund PPP loans.

Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $291.9 million at June  30, 2020, compared to $195.2 million at December 31, 2019, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $10.6 million at June 30, 2020. At June 30, 2020, Meridian had borrowed $10 million from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2020, Meridian’s maximum borrowing capacity with the FHLB was $513.4 million. At June 30, 2020, Meridian had borrowed $86.3 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $135 million against its available credit lines. At June 30, 2020, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $175.9 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $137 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of June 30, 2020, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 11 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded income before tax of $3.3 million and $5.3 million for the three and six months ended June 30, 2020, as compared to income before tax of $2.7 million and $5.2 million for the same periods in 2019. The Banking Segment provided 44.3% and 49.9% of the Corporation’s pre-tax profit for the three and six month periods ended June 30, 2020, as compared to 104.2% and 99.4% for the same periods in 2019.

The Wealth Management Segment recorded income before tax of $77 thousand and $309 thousand for the three and six months ended June 30, 2020, as compared to income before tax of $88 thousand and $124 thousand for the same periods in 2019.

The Mortgage Banking Segment recorded income before tax of $4.0 million and $5.0 million for the three and six months ended June 30, 2020, as compared to an operating losses of $197 thousand and $91 thousand for the same periods in 2019.  Mortgage Banking income and expenses related to loan originations and sales increased due to higher origination volume.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2020 were $360.1 million, as compared to $327.8 million at December 31, 2019.

Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2020 amounted to $8.7 million, as compared to $9.8 million at December 31, 2019.

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

In certain circumstances the Corporation may be required to repurchase loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws.  The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached, and such breach has a material adverse effect on the loans. Based on the obligations described above, the Corporation repurchased one loan sold in the amount of $154 thousand for the three and six months ended June 30, 2020, and did not repurchase any loans for the three and six months ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See the discussion of quantitative and qualitative disclosures about market risks in “Management’s Discussion and Analysis of Results of Operations – Interest Rate Summary,” “– Interest Rate Sensitivity,” and “Gap Analysis” in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2020 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home for a period of time starting at the beginning of the pandemic declaration.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment and the stock market, and in particular bank stocks, have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of COVID-19 has caused the Bank to modify its business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  The Corporation continues to have substantially all employees working remotely and may take further actions that may be required by government authorities or that the Corporation determines are in the best interests of its employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on the Corporation. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be fully reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Corporation could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity, and results of operations:

●	demand for the Corporation’s products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	due to recent legislation and government action limiting foreclosure of real property and reduced governmental capacity to effect business transactions and property transfers, the Corporation may have more difficulty taking possession of collateral supporting its loans, which may negatively impact its ability to minimize losses, which could adversely impact its financial results;
●	access to collateral for existing loans and new loan production may be difficult as a result of Covid-19 making it difficult to obtain, on a timely basis, appraisals on the collateral;

●	the Corporation’s allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect its net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Corporation;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on the Corporation’s assets may decline to a greater extent than the decline in its cost of interest-bearing liabilities, reducing its net interest margin and spread and reducing net income;
●	if legislation is enacted or governmental or regulatory action is enacted limiting the amount of ATM fees or surcharges that the Corporation may receive or on the its ability to charge overdraft or other fees, it could adversely impact the Corporation’s financial results;
●	the Corporation’s cyber security risks are increased as the result of an increased use of the Corporation’s online banking platform and an increase in the number of employees working remotely;
●	the Corporation relies on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on it; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Meridian’s active participation in the PPP, or in other relief programs, may expose us to credit losses as well as litigation and compliance risk.

To support our customers, businesses, and communities, Meridian is an active participant in the PPP. Meridian began accepting applications from qualified borrowers in early April 2020 and as of June 30, 2020 over 928 loan requests have been processed and approved, representing nearly $260 million in funding to new and existing clients through the PPP. Meridian’s participation in the PPP, and participation in any other relief programs now or in the future, including those under the CARES Act, exposes us to certain credit, compliance, and other risks.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a six-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately in order to qualify for forgiveness under the program, Meridian has a greater risk of holding these loans at unfavorable interest rates. In addition, because of the short time period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there is a deficiency in the manner in which Meridian originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the U.S. Department of the Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us.

Since the commencement of the PPP, several other banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that contacted Meridian regarding obtaining PPP loans with respect to the processes and procedures we used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our reputation, business, financial condition, and results of operations.

In addition, we may be subject to regulatory scrutiny regarding Meridian’s processing of PPP applications or its origination or servicing of PPP loans. While the SBA has said that in many instances, banks may rely on the certifications of borrowers regarding their eligibility for PPP loans, Meridian does have several obligations under the PPP, and if the SBA found that Meridian did not meet those obligations, the remedies the SBA may seek against Meridian are unknown but may include not guarantying the PPP loans resulting in credit exposure to borrowers who may be unable to repay their loans. The PPP program may also attract significant interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling Meridian to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing Meridian’s participation in the PPP.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 59.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Plan of Merger and Reorganization dated April 26, 2018 by and between Registrant, Bank and Meridian Interim Bank, filed as Exhibit 2.1 to Form 8-K on August 24, 2018 and incorporated herein by reference.

3.1	Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Form 8-K on August 24, 2018 and incorporated herein by reference.
3.2	Bylaws of Registrant, filed as Exhibit 3.2 to Form 8-K on August 24, 2018 and incorporated herein by reference.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Financial Officer, filed herewith.
32	Section 1350 Certifications, filed herewith.
101.INS	XBRL Instance Document – The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File – The cover page interative data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2020	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)