Form 10-Q
period 2020-09-30
Meridian Corp
filed 2020-11-09
CIK 1750735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2020 there were 6,132,403 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except per share data)	2020	2019
Cash and due from banks	$74,941	19,106
Federal funds sold	928	20,265
Cash and cash equivalents	75,869	39,371
Securities available-for-sale (amortized cost of $101,471 and $58,874 as of September 30, 2020 and December 31, 2019)	103,358	58,856
Securities held-to-maturity (fair value of $6,916 and $9,003 as of September 30, 2020 and December 31, 2019)	6,544	8,780
Equity investments	1,034	1,009
Mortgage loans held for sale (amortized cost of $220,381 and $33,363 as of September 30, 2020 and December 31, 2019), at fair value	225,150	33,704
Loans, net of fees and costs (includes $11,366 and $10,546 of loans at fair value, amortized cost of $10,849 and $10,186 as of September 30, 2020 and December 31, 2019)	1,306,846	964,710
Allowance for loan and lease losses	(16,573)	(9,513)
Loans, net of the allowance for loan and lease losses	1,290,273	955,197
Restricted investment in bank stock	7,650	8,072
Bank premises and equipment, net	8,065	8,636
Bank owned life insurance	12,069	11,859
Accrued interest receivable	4,666	3,148
Other real estate owned	—	120
Deferred income taxes	398	2,115
Goodwill	899	899
Intangible assets	3,668	3,874
Other assets	19,005	14,379
Total assets	$1,758,648	1,150,019
Liabilities:
Deposits:
Noninterest bearing	$193,851	139,450
Interest bearing	1,015,173	711,718
Total deposits	1,209,024	851,168
Short-term borrowings	104,239	123,676
Long-term debt	250,131	3,123
Subordinated debentures	40,814	40,962
Accrued interest payable	2,258	1,088
Other liabilities	20,350	9,307
Total liabilities	1,626,816	1,029,324
Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued 6,450,353 and 6,407,685 as of September 30, 2020 and December 31, 2019	6,450	6,408
Surplus	80,981	80,255
Treasury stock - 320,000 and 3,375 shares at September 30, 2020 and December 31, 2019, respectively	(5,828)	(62)
Unearned common stock held by employee stock ownership plan	(2,000)	—
Retained earnings	50,775	34,097
Accumulated other comprehensive income (loss)	1,454	(3)
Total stockholders’ equity	131,832	120,695
Total liabilities and stockholders’ equity	$1,758,648	1,150,019

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Loans, including fees	$15,321	13,152	43,048	37,686
Securities:
Taxable	251	336	920	892
Tax-exempt	305	64	698	273
Cash and cash equivalents	3	38	63	136
Total interest income	15,880	13,590	44,729	38,987
Interest expense:
Deposits	2,235	3,633	8,064	10,584
Borrowings	930	683	2,687	1,731
Total interest expense	3,165	4,316	10,751	12,315
Net interest income	12,715	9,274	33,978	26,672
Provision for loan losses	3,956	705	7,139	938
Net interest income after provision for loan losses	8,759	8,569	26,839	25,734
Non-interest income:
Mortgage banking income	21,812	7,315	45,395	17,617
Wealth management income	951	922	2,825	2,698
SBA loan income	641	635	1,821	1,150
Earnings on investment in life insurance	70	74	210	218
Net change in the fair value of derivative instruments	3,028	—	6,346	(16)
Net change in the fair value of loans held-for-sale	2,932	54	4,424	(82)
Net change in the fair value of loans held-for-investment	93	(24)	174	390
Net loss on hedging activity	(2,637)	(300)	(7,363)	(792)
Net gain on sale of investment securities available-for-sale	1,290	74	1,345	212
Service charges	28	28	77	82
Other	852	431	1,718	1,179
Total non-interest income	29,060	9,209	56,972	22,656
Non-interest expenses:
Salaries and employee benefits	20,447	9,319	46,529	25,789
Occupancy and equipment	1,108	946	3,159	2,845
Loan expenses	492	192	1,100	472
Professional fees	681	820	2,118	2,000
Advertising and promotion	781	574	1,996	1,769
Data processing	460	343	1,260	990
Information technology	394	334	1,100	919
Pennsylvania bank shares tax	254	169	734	495
Other	1,217	850	3,156	3,701
Total non-interest expenses	25,834	13,547	61,152	38,980
Income before income taxes	11,985	4,231	22,659	9,410
Income tax expense	2,773	914	5,218	2,065
Net income	$9,212	3,317	17,441	7,345
Basic earnings per common share	$1.51	0.52	2.83	1.15
Diluted earnings per common share	$1.51	0.52	2.82	1.14

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income:	$9,212	3,317	17,441	7,345

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized gains arising during the period, net of tax expense of $144, $19, $761 and $220, respectively	304	64	2,489	767
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of ($301), ($16), ($313), and ($46), respectively	(989)	(58)	(1,032)	(166)
Unrealized investment (losses) gains, net of tax (benefit) expense of $(157), $3, $448, and $174, respectively	(685)	6	1,457	601
Total other comprehensive (loss) income	(685)	6	1,457	601
Total comprehensive income	$8,527	3,323	18,898	7,946

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Unearned		Accumulated
				Common		Other
	Common		Treasury	Stock -	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	ESOP	Earnings	Income (Loss)	Total
Balance, January 1, 2020	$6,408	80,255	(62)	—	34,097	(3)	120,695
Comprehensive income:
Net income					2,516		2,516
Change in unrealized gains on securities available-for-sale, net of tax						429	429
Total comprehensive income							2,945
Common stock issued through share-based awards and exercises	6	26					32
Net purchase of treasury stock through publicly announced plans		63	(5,766)				(5,703)
Stock based compensation		64					64
Balance, March 31, 2020	$6,414	80,408	(5,828)	—	36,613	426	118,033
Comprehensive income:
Net income					5,713		5,713
Change in unrealized gains on securities available-for-sale, net of tax						1,713	1,713
Total comprehensive income							7,426
Stock based compensation		59					59
Balance, June 30, 2020	$6,414	80,467	(5,828)	—	42,326	2,139	125,518
Comprehensive income:
Net income					9,212		9,212
Change in unrealized gains on securities available-for-sale, net of tax						(685)	(685)
Total comprehensive income							8,527
Dividends paid or accrued, $0.125 per share					(763)		(763)
Shares purchased for ESOP plan (133,601)				(2,000)			(2,000)
Common stock issued through share-based awards and exercises	36	337					373
Stock based compensation		177					177
Balance, September 30, 2020	$6,450	80,981	(5,828)	(2,000)	50,775	1,454	131,832

				Unearned		Accumulated
				Common		Other
	Common		Treasury	Stock -	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	ESOP	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$6,407	79,919	—	—	23,616	(390)	109,552
Comprehensive income:
Net income					2,006		2,006
Change in unrealized gains on securities available-for-sale, net of tax						373	373
Total comprehensive income							2,379
Stock based compensation		61					61
Balance, March 31, 2019	$6,407	79,980	—	—	25,622	(17)	111,992
Comprehensive income:
Net income					2,022		2,022
Change in unrealized gains on securities available-for-sale, net of tax						222	222
Total comprehensive income							2,244
Stock based compensation		143					143
Balance, June 30, 2019	$6,407	80,123	—	—	27,644	205	114,379
Comprehensive income:
Net income					3,317		3,317
Change in unrealized gains on securities available-for-sale, net of tax						6	6
Total comprehensive income							3,323
Common stock issued through share-based awards and exercises	1	7					8
Stock based compensation		62					62
Balance, September 30, 2019	$6,408	80,192	—	—	30,961	211	117,772

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2020	2019
Net income	$17,441	7,345
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities	(1,345)	(212)
Depreciation and amortization	(992)	1,581
Loss on disposal of premises and equipment	—	14
Net amortization of investment premiums and discounts	238	(22)
Provision for loan losses	7,139	938
Amortization of issuance costs on subordinated debt	83	—
Compensation expense for stock options	300	266
Net change in fair value of loans held for investment	(174)	(390)
Net change in fair value of loans held for sale	(4,424)	82
Net change in fair value of derivative instruments	(6,346)	16
Gain on sale of OREO	(6)	—
SBA loan income	(1,821)	(1,150)
Proceeds from sale of loans	1,356,637	432,831
Loans originated for sale	(1,498,264)	(421,092)
Mortgage banking income	(45,395)	(19,139)
Increase in accrued interest receivable	(1,518)	(266)
Increase in other assets	5,511	91
Earnings from investment in life insurance	(210)	(218)
Deferred income tax	1,274	(249)
Increase in accrued interest payable	1,170	364
Increase in other liabilities	9,054	3,629
Net cash (used) provided by operating activities	(161,648)	4,419
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	6,319	11,090
Sales	44,592	19,366
Purchases	(92,476)	(29,027)
Activity in held-to-maturity securities:
Maturities, repayments and calls	2,140	—
Proceeds from sale of OREO	126	—
Settlement of forward contracts	—	(85)
Decrease in restricted stock	422	(1,235)
Net increase in loans	(339,459)	(104,640)
Purchases of premises and equipment	(651)	(634)
Net cash used in investing activities	(378,987)	(105,165)
Cash flows from financing activities:
Net increase in deposits	357,856	106,331
Increase (decrease) in short term borrowings	(31,928)	14,165
Decrease in short term borrowings with original maturity > 90 days	12,902	—
Repayment of acquisition note payable	(413)	(413)
Repayment of long term debt (Subordinated debt)	—	(63)
Proceeds from long term debt	247,008	(2,702)
Issuance costs on subordinated debt	(231)	—
Net purchase of treasury stock through publicly announced plans	(5,703)	—
Dividends paid	(763)	—
Purchase of common shares for ESOP	(2,000)	—
Share based awards and exercises	405	8
Net cash provided by financing activities	577,133	117,326
Net change in cash and cash equivalents	36,498	16,580
Cash and cash equivalents at beginning of period	39,371	23,952
Cash and cash equivalents at end of period	$75,869	40,532
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,581	11,951
Income taxes	2,490	1,539
Supplemental disclosure of cash flow information:
Transfers from loans and leases to real estate owned	—	120
Transfers from loans held for sale to loans held for investment	—	3,602
Net loans sold, not settled	(1,657)	(5,580)

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

Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period.

Impact of COVID-19

COVID-19 has adversely impacted a broad range of industries in which the Corporation’s customers operate and could impair their ability to fulfill their financial obligations to the Corporation.  The continued spread of COVID-19 throughout the U.S. has caused significant disruption in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Corporation operates.

Although the Corporation’s current estimates contemplate current conditions and how we expect them to change in the future, due to the prolonged impact that the COVID-19 has had on financial markets and the economy both locally and nationally, it is reasonably possible that this could materially affect these significant estimates and the Corporation’s results of operations and financial condition.

The Corporation has continued to work with customers directly affected by COVID-19 since it was declared a pandemic, to provide short-term assistance in accordance with regulatory guidelines.  While the Corporation has factored the ongoing impacts of COVID-19 into the allowance for loan and lease losses calculation as of September 30, 2020, should economic conditions continue to worsen, the Corporation could experience further increases in its required allowance for loan and lease losses and record additional provision for loan loss expense. It is possible that the Corporation’s asset quality measures could worsen at future measurement periods due to the continuing effects of COVID-19 may have on borrowers.

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

(2)      Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. The difference between common shares issued and basic weighted average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares.  Diluted earnings per common share takes into account the potential dilution computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income available to common stockholders	$9,212	3,317	$17,441	7,345
Denominator for basic earnings per share - weighted average shares outstanding	6,099	6,407	6,172	6,407
Effect of dilutive common shares	11	30	21	29
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,110	6,437	6,193	6,436
Basic earnings per share	$1.51	0.52	$2.83	1.15
Diluted earnings per share	$1.51	0.52	$2.82	1.14
Antidilutive shares excluded from computation of average dilutive earnings per share	265	199	192	199

(3)      Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets are detailed below:

	Balance		Balance	Amortization
	December 31,	Amortization	September 30,	Period
(dollars in thousands)	2019	Expense	2020	(in years)
Goodwill - Wealth	$899	—	899	Indefinite
Total Goodwill	899	—	899

Intangible assets - trade name	266	—	266	Indefinite
Intangible assets - customer relationships	3,523	(154)	3,369	20
Intangible assets - non competition agreements	85	(52)	33	4
Total Intangible Assets	3,874	(206)	3,668
Total	$4,773	(206)	4,567

Accumulated amortization on intangible assets was $956 thousand and $750 thousand as of September 30, 2020 and December 31, 2019, respectively.

The Corporation performs an evaluation annually, or more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangible assets had occurred in accordance with ASC 350, “Intangibles - Goodwill and Other”. For the period from January 1, 2020 through September 30, 2020, the Corporation determined that no impairment existed.

(4)      Securities

The amortized cost and fair value of securities as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$24,705	211	(172)	24,744
U.S. government agency mortgage-backed securities	3,919	192	—	4,111
U.S. government agency collateralized mortgage obligations	21,375	1,108	—	22,483
State and municipal securities	48,789	805	(255)	49,339
Corporate bonds	2,683	3	(5)	2,681
Total securities available-for-sale	$101,471	2,319	(432)	103,358
Securities held to maturity:
State and municipal securities	6,544	372	—	6,916
Total securities held-to-maturity	$6,544	372	—	6,916

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$11,967	—	(101)	11,866
U.S. government agency mortgage-backed securities	5,457	66	(26)	5,497
U.S. government agency collateralized mortgage obligations	35,096	300	(173)	35,223
State and municipal securities	6,354	—	(84)	6,270
Total securities available-for-sale	$58,874	366	(384)	58,856
Securities held to maturity:
State and municipal securities	8,780	223	—	9,003
Total securities held-to-maturity	$8,780	223	—	9,003

At September 30, 2020, the Corporation had one U.S. government sponsored agency collateralized mortgage obligations, fourteen U.S. asset backed securities, fifteen State and municipal securities, and two Corporate bonds in unrealized loss positions.  At December 31, 2019, the Corporation had nine U.S. asset backed securities, one U.S. Government sponsored agency mortgage-backed security, fifteen U.S. Government sponsored agency collateralized mortgage obligations, and six State and municipal securities in unrealized loss positions.  Although the Corporation’s investment portfolio overall is in a net unrealized gain position at September 30, 2020, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.

At September 30, 2020 and December 31, 2019, no held to maturity securities held by the Corporation were in an unrealized loss position.

Proceeds from the sale of available for sale investment securities totaled $26.4 million and $44.6 million for the three and nine months ended September 30, 2020, respectively, resulting in a gross gain on sale of $1.3 million thousand and no gross loss on sale for the three months ended September 30, 2020, and a gross gain on sale of $1.5 million and a gross loss on sale of $202 thousand for the nine months ended September 30, 2020.  Proceeds from the sale of available for sale investment securities totaled $2.7 million and $19.4 million for the three and nine months ended September 30, 2019, respectively, resulting in a gross gain on sale of $74 thousand and no gross losses for the three months ended September 30, 2019, and gross gain on sale of $254 thousand and a gross loss on sale of $42 thousand for the nine months ended September 30, 2019.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$10,704	(66)	8,085	(106)	18,789	(172)
State and municipal securities	27,950	(255)	—	—	27,950	(255)
Corporate bonds	1,245	(5)	—	—	1,245	(5)
Total securities available-for-sale	$39,899	(326)	8,085	(106)	47,984	(432)

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$11,866	(101)	—	—	11,866	(101)
U.S. government agency mortgage-backed securities	—	—	1,636	(26)	1,636	(26)
U.S. government agency collateralized mortgage obligations	16,283	(116)	3,108	(57)	19,391	(173)
State and municipal securities	6,270	(84)	—	—	6,270	(84)
Total securities available-for-sale	$34,419	(301)	4,744	(83)	39,163	(384)

The amortized cost and carrying value of securities at September 30, 2020 and December 31, 2019 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2020				December 31, 2019
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	—	—	$—	—	—	—
Due after one year through five years	—	—	3,196	3,318	—	—	4,242	4,311
Due after five years through ten years	8,590	8,568	3,348	3,598	1,329	1,324	4,538	4,692
Due after ten years	67,587	68,196	—	—	16,992	16,812	—	—
Subtotal	76,177	76,764	6,544	6,916	18,321	18,136	8,780	9,003
Mortgage-related securities	25,294	26,594	—	—	40,553	40,720	—	—
Total	$101,471	103,358	6,544	6,916	$58,874	58,856	8,780	9,003

(5)      Loans Receivable

Loans and leases outstanding at September 30, 2020 and December 31, 2019 are detailed by category as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Mortgage loans held for sale	$225,150	33,704
Real estate loans:
Commercial mortgage	460,952	362,590
Home equity lines and loans	71,400	81,583
Residential mortgage (1)	55,500	53,665
Construction	151,226	172,044
Total real estate loans	739,078	669,882

Commercial and industrial	256,452	273,301
Small business loans	44,280	21,616
Paycheck Protection Program loans	259,723	—
Consumer	582	1,003
Leases, net	13,374	697
Total portfolio loans and leases	1,313,489	966,499
Total loans and leases	$1,538,639	1,000,203

Loans with predetermined rates	$720,791	293,114
Loans with adjustable or floating rates	817,848	707,089
Total loans and leases	$1,538,639	1,000,203

Net deferred loan origination (fees) costs	$(6,643)	(1,789)

(1)	Includes $11,366 and $10,546 of loans at fair value as of September 30, 2020 and December 31, 2019, respectively.

Components of the net investment in leases at September 30, 2020 and December 31, 2019 are detailed as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Minimum lease payments receivable	$16,306	729
Unearned lease income	(2,932)	(32)
Total	$13,374	697

Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of September 30, 2020 and December 31, 2019, respectively:

					Total
		90+ days			Accruing	Nonaccrual
September 30, 2020	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	460,285	460,285	667	460,952	0.14%
Home equity lines and loans	—	—	—	70,737	70,737	663	71,400	0.93
Residential mortgage (1)	389	—	389	52,578	52,967	2,533	55,500	5.26
Construction	—	—	—	151,226	151,226	—	151,226	—
Commercial and industrial	—	—	—	252,403	252,403	4,049	256,452	1.58
Small business loans	—	—	—	44,280	44,280	—	44,280	—
Paycheck Protection Program loans	—	—	—	259,723	259,723	—	259,723	—
Consumer	—	—	—	582	582	—	582	—
Leases	8	—	8	13,366	13,374	—	13,374	0.06
Total	$397	—	397	1,305,180	1,305,577	7,912	1,313,489	0.63%

(1) Includes $11,366 of loans at fair value as of September 30, 2020 ($10,489 of current and $877 of nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual
December 31, 2019	30-89 days	past due and	Total past		Loans and	loans and	Total loans	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	361,857	361,857	733	362,590	0.20%
Home equity lines and loans	—	—	—	81,046	81,046	537	81,583	0.66
Residential mortgage (1)	4,675	—	4,675	47,446	52,121	1,544	53,665	11.59
Construction	—	—	—	172,044	172,044	—	172,044	—
Commercial and industrial	206	—	206	272,674	272,880	421	273,301	0.23
Small business loans	—	—	—	21,616	21,616	—	21,616	—
Consumer	—	—	—	1,003	1,003	—	1,003	—
Leases	162	—	162	535	697	—	697	23.24
Total	$5,043	—	5,043	958,221	963,264	3,235	966,499	0.86%

(1)	Includes $10,546 of loans at fair value as of December 31, 2019 ($9,056 of current, $786 of 30-89 days past due and $704 of nonaccrual).

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

Roll-Forward of Allowance by Portfolio Segment

The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, for the three and nine month periods ended September 30, 2020 and 2019, respectively:

	Balance,				Balance,
(dollars in thousands)	June 30, 2020	Charge-offs	Recoveries	Provision	September 30, 2020
Commercial mortgage	$5,277	—	—	1,658	6,935
Home equity lines and loans	672	(75)	2	(82)	517
Residential mortgage	346	—	1	(13)	334
Construction	2,019	—	—	463	2,482
Commercial and industrial	3,606	(22)	4	1,450	5,038
Small business loans	747	—	—	360	1,107
Consumer	4	—	1	(1)	4
Leases	35	—	—	121	156
Total	$12,706	(97)	8	3,956	16,573

	Balance,				Balance,
(dollars in thousands)	December 31, 2019	Charge-offs	Recoveries	Provision	September 30, 2020
Commercial mortgage	$3,426	—	—	3,509	6,935
Home equity lines and loans	342	(89)	6	258	517
Residential mortgage	179	—	5	150	334
Construction	2,362	—	—	120	2,482
Commercial and industrial	2,684	(31)	37	2,348	5,038
Small business loans	509	—	—	598	1,107
Consumer	6	(10)	3	5	4
Leases	5	—	—	151	156
Total	$9,513	(130)	51	7,139	16,573

	Balance,				Balance,
(dollars in thousands)	June 30, 2019	Charge-offs	Recoveries	Provision	September 30, 2019
Commercial mortgage	$3,197	—	1	257	3,455
Home equity lines and loans	354	—	2	(28)	328
Residential mortgage	200	—	2	(30)	172
Construction	2,033	—	—	136	2,169
Commercial and industrial	2,719	(30)	6	171	2,866
Small business loans	111	—	—	198	309
Consumer	4	—	1	1	6
Leases	7	—	—	—	7
Total	$8,625	(30)	12	705	9,312

	Balance,				Balance,
(dollars in thousands)	December 31, 2018	Charge-offs	Recoveries	Provision	September 30, 2019
Commercial mortgage	$3,209	—	6	240	3,455
Home equity lines and loans	323	—	10	(5)	328
Residential mortgage	191	—	4	(23)	172
Construction	1,627	—	—	542	2,169
Commercial and industrial	2,612	(30)	328	(44)	2,866
Small business loans	78	—	—	231	309
Consumer	3	—	3	—	6
Leases	10	—	—	(3)	7
Total	$8,053	(30)	351	938	9,312

Allowance Allocated by Portfolio Segment

The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2020 and December 31, 2019.

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
September 30, 2020	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	6,935	6,935	$2,005	458,947	460,952
Home equity lines and loans	16	501	517	663	70,737	71,400
Residential mortgage	—	334	334	1,648	42,486	44,134
Construction	—	2,482	2,482	1,206	150,020	151,226
Commercial and industrial	1,565	3,473	5,038	4,726	251,726	256,452
Small business loans	—	1,107	1,107	199	44,081	44,280
Paycheck Protection Program loans	—	—	—	—	259,723	259,723
Consumer	—	4	4	—	582	582
Leases	—	156	156	—	13,374	13,374
Total	$1,581	14,992	16,573	$10,447	1,291,676	1,302,123	(1)

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2019	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	3,426	3,426	$2,138	360,452	362,590
Home equity lines and loans	46	296	342	536	81,047	81,583
Residential mortgage	—	179	179	854	42,265	43,119
Construction	—	2,362	2,362	1,247	170,797	172,044
Commercial and industrial	27	2,657	2,684	1,288	272,013	273,301
Small business loans	63	446	509	1,244	20,372	21,616
Consumer	—	6	6	—	1,003	1,003
Leases	—	5	5	—	697	697
Total	$136	9,377	9,513	$7,307	948,646	955,953	(1)
(1)	Excludes deferred fees and loans carried at fair value.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses as of September 30, 2020 and December 31, 2019:

September 30, 2020		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$441,090	16,260	3,602	—	460,952
Home equity lines and loans	70,251	—	1,149	—	71,400
Construction	142,420	8,806	—	—	151,226
Commercial and industrial	220,760	22,950	9,019	3,723	256,452
Small business loans	41,548	—	2,732	—	44,280
Paycheck Protection Program loans	259,723	—	—	—	259,723
Total	$1,175,792	48,016	16,502	3,723	1,244,033

December 31, 2019		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$353,724	5,821	3,045	—	362,590
Home equity lines and loans	81,046	—	537	—	81,583
Construction	170,823	1,221	—	—	172,044
Commercial and industrial	251,320	9,648	12,333	—	273,301
Small business loans	20,351	—	1,265	—	21,616
Total	$877,264	16,690	17,180	—	911,134

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of September 30, 2020 and December 31, 2019. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$42,486	1,648	44,134	$42,265	854	43,119
Consumer	582	—	582	1,003	—	1,003
Leases	13,374	—	13,374	697	—	697
Total	$56,442	1,648	58,090	$43,965	854	44,819

There were five nonperforming residential mortgage loans at September 30, 2020 and five nonperforming residential mortgage loans at December 31, 2019 with a combined outstanding principal balance of $877 thousand and $839 thousand, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following table details the recorded investment and principal balance of impaired loans by portfolio segment, and their related allowance for loan and lease losses.

	As of September 30, 2020			As of December 31, 2019
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	investment	balance	allowance	investment	balance	allowance
Impaired loans with related allowance:
Commercial and industrial	3,903	3,907	1,565	617	617	27
Small business loans	—	—	—	1,002	1,002	63
Home equity lines and loans	99	106	16	461	461	46
Total	4,002	4,013	1,581	2,080	2,080	136
Impaired loans without related allowance:
Commercial mortgage	$2,005	2,035	—	2,138	2,173	—
Commercial and industrial	823	897	—	671	718	—
Small business loans	199	199	—	242	242	—
Home equity lines and loans	564	581	—	75	75	—
Residential mortgage	1,648	1,648	—	854	854	—
Construction	1,206	1,206	—	1,247	1,248	—
Total	6,445	6,566	—	5,227	5,310	—
Grand Total	$10,447	10,579	1,581	7,307	7,390	136

The following table details the average recorded investment and interest income recognized on impaired loans by portfolio segment.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	Average	Average	Average	Average
	recorded	recorded	recorded	recorded
(dollars in thousands)	investment	investment	investment	investment
Impaired loans with related allowance:
Commercial and industrial	$3,907	561	$1,766	566
Small business loans	—	—	—	—
Home equity lines and loans	100	255	103	256
Total	$4,007	816	$1,869	822
Impaired loans without related allowance:
Commercial mortgage	$2,080	2,220	$1,852	2,272
Commercial and industrial	874	597	700	602
Small business loans	208	259	220	262
Home equity lines and loans	564	-	575	-
Residential mortgage	1,649	857	1,478	857
Construction	1,206	1,270	1,209	1,286
Total	$6,581	5,203	$6,034	5,279
Grand Total	$10,588	6,019	$7,903	6,101

Interest income recognized on performing impaired loans amounted to $139 thousand and $50 thousand for the three months ended September 30, 2020 and 2019, respectively, and $281 thousand and $152 thousand for the nine months ended September 30, 2020 and 2019, respectively.

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

TDRs at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019
TDRs included in nonperforming loans and leases	$246	319
TDRs in compliance with modified terms	3,428	3,599
Total TDRs	$3,674	3,918

There were no loan and lease modification granted during the three months ended September 30, 2020 that was categorized as a TDR as noted in the table below.

For the Nine Months Ended September 30, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
(dollar in thousands)	Contracts	Investment	Investment	Allowance
Real Estate:
Commercial mortgage	—	$—	$—	$—
Land and Construction	—	—	—	—
Commercial and industrial	1	58	58	—
Total	1	$58	$58	$—

There were no loan and lease modifications granted during the three and nine months ended September 30, 2019 that was categorized as TDR’s. No loan and lease modifications granted during the three and nine months ended September 30, 2020 and 2019 subsequently defaulted during the same time period.

COVID-19 Loan Modifications

The following table details the loan modifications that the Corporation provided to loan customers as of September 30, 2020.

	September 30, 2020
	Portfolio	Total	Active
Loan Portfolio	Balance	Modifications	Modifications
Commercial mortgage	$460,952	$86,591	$4,182
Commercial and industrial, including leases	269,826	24,362	200
Construction & land development	151,226	36,819	14,196
Home equity lines and loans	71,400	1,348	-
Residential mortgage	44,134	4,800	558
Small business loans	44,280	144	-
Consumer	582	-	—
Total	$1,042,400	$154,064	$19,136

These loan modifications were made in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Modifications granted to borrowers under this guidance that are related to COVID-19 are not required to be evaluated as troubled debt restructurings under ASC 310-40.  These modified loans are classified as performing and are not considered past due.  Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  In total $111.0 million of commercial loans covering 146 borrowers and $36.8 million of construction loans for 35 borrowers were assisted with loan payment holidays of 3 to 6 months or lowered interest rates for certain construction loans.  $6.2 million of residential mortgage and home equity loans covering 25 total borrowers were provided with 3 to 6 month payment holidays as well.  These modifications were not classified as troubled debt restructurings.  As of October 26, 2020, $4.4 million of commercial loans had active payment deferrals, along with $14.2 million of construction loans and $558 thousand of residential loans.

(7)      Short-Term Borrowings and Long-Term Debt

The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks: one of $24 million and one of  $15 million. Federal funds purchased generally represent one-day borrowings.  The Corporation had no Federal Funds purchased at September 30, 2020 and December 31, 2019. The Corporation also has a facility with the Federal Reserve Bank (“FRB”) of Philadelphia discount window of $10.6 million. This facility is fully secured by investment securities. There were $10 million in borrowings under this facility at September 30, 2020 and none at December 31, 2019.

Short-term borrowings at September 30, 2020 and December 31, 2019 consisted of the following notes:

			Balance as of
	Maturity	Interest	September 30,	December 31,
(dollars in thousands)	date	rate	2020	2019
Open Repo Plus Weekly	05/28/2021	0.39%	56,640	102,320
Federal Reserve Discount Window	09/30/2020	0.25	10,000	—
Mid-term Repo-fixed	12/09/2020	0.42	3,752	—
Mid-term Repo-fixed	01/13/2021	0.36	4,605	—
Mid-term Repo-fixed	01/27/2021	0.23	5,465	—
Mid-term Repo-fixed	03/09/2021	0.79	10,417	—
Mid-term Repo-fixed	03/22/2021	0.88	10,238	—
Mid-term Repo-fixed	06/28/2021	1.88	3,122	—
Mid-term Repo-fixed	08/10/2020	2.76	—	5,000
Mid-term Repo-fixed	08/10/2020	1.59	—	5,144
Mid Term Repo Fixed Rate	09/11/2020	1.59	—	7,676
Mid Term Repo Fixed Rate	03/27/2020	2.03	—	3,123
Acquisition Purchase Note	04/01/2020	3.00	—	413
Total			$104,239	123,676

As part of the CARES Act, the FRB of Philadelphia offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program.  At September 30, 2020, the Corporation pledged $235.9 million of PPP loans to the FRB of Philadelphia to borrow $235.9 million of funds at a rate of 0.35%.

Long-term debt at September 30, 2020 and December 31, 2019 consisted of the following notes:

			Balance as of
	Maturity	Interest	September 30,	December 31,
(dollars in thousands)	date	rate	2020	2019
PPPLF Advance	Various	0.35%	235,953	—
Mid-term Repo-fixed	03/21/2022	0.92	$1,900	—
Mid-term Repo-fixed	06/29/2022	0.32	7,392	3,123
Mid-term Repo-fixed	09/12/2022	0.23	4,886	—
Total	`		$250,131	3,123

The FHLB of Pittsburgh has also issued $129 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2020.

The Corporation has a maximum borrowing capacity with the FHLB of $615.3 million as of September 30, 2020 and $507.3 million as of December 31, 2019. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(8)      Servicing Assets

The Corporation sells certain residential mortgage loans and the guaranteed portion of certain small business loans (“SBA loans”) to third parties and retains servicing rights and receives servicing fees. All such transfers are accounted for as sales. When the Corporation sells a residential mortgage loan, it does not retain any portion of that loan and its continuing involvement in such transfers is limited to certain servicing responsibilities. While the Corporation may retain a portion of certain sold SBA loans, its continuing involvement in the portion of the loan that was sold is limited to certain servicing responsibilities. When the contractual servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. The Corporation accounts for the transfers and servicing of financial assets in accordance with ASC 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

Residential Mortgage Loans

The mortgage servicing rights (“MSRs”) are amortized over the period of the estimated future net servicing life of the underlying assets.  MSR’s are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR.  The Corporation serviced $298.7 million and $60.3 million of residential mortgage loans as of September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, the Corporation recognized servicing fee income of $140 thousand and $247 thousand, respectively, compared to $25 thousand and $59 thousand during the three and nine months ended September 30, 2019, respectively.

Changes in the MSR balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of the period	$1,294	236	$446	232
Servicing rights capitalized	1,333	107	2,469	198
Amortization of servicing rights	(90)	(17)	(173)	(39)
Change in valuation allowance	102	(12)	(103)	(77)
Balance at end of the period	$2,639	314	$2,639	314

Activity in the valuation allowance for MSR’s was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Valuation allowance, beginning of period	$(303)	(65)	$(98)	—
Impairment	—	(12)	(103)	(77)
Recovery	102	—	—	—
Valuation allowance, end of period	$(201)	(77)	$(201)	(77)

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2020, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 12.00% and a discount rate equal to 9.00%.  At December 31, 2019, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 13.08% and a discount rate equal to 9.00%.

At September 30, 2020 and December 31, 2019, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2020	December 31, 2019
Fair value of residential mortgage servicing rights	$2,639	$446

Weighted average life (years)	5.0	7.8

Prepayment speed	12.00%	13.08%
Impact on fair value:
10% adverse change	$(99)	$(19)
20% adverse change	(192)	(37)

Discount rate	9.00%	9.00%
Impact on fair value:
10% adverse change	$(98)	$(14)
20% adverse change	(189)	(27)

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

SBA Loans

SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets.  SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset.  The Corporation serviced $44.8 million and $18.0 million of SBA loans, as of September 30, 2020 and December 31, 2019, respectively.  During the three and nine months ended September 30, 2020, the Corporation recognized servicing fee income of $49 thousand and $101 thousand, respectively.  During the three and nine months ended September 30, 2019, the Corporation recognized servicing fee income of $8 thousand.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of the period	$632	133	$337	—
Servicing rights capitalized	183	198	524	331
Amortization of servicing rights	(42)	(6)	(88)	(6)
Change in valuation allowance	14	(4)	14	(4)
Balance at end of the period	$787	321	$787	321

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Valuation allowance, beginning of period	$(26)	—	$(26)	—
Impairment	—	(4)	—	(4)
Recovery	14	—	14	—
Valuation allowance, end of period	$(12)	(4)	$(12)	(4)

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2020, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.79%, and a discount rate equal to 6.57%. At December 31, 2019, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 10.77%, and a discount rate equal to 11.28%.

At September 30, 2020 and December 31, 2019, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2020	December 31, 2019
Fair value of SBA loan servicing rights	$889	$337

Weighted average life (years)	3.6	4.3

Prepayment speed	12.79%	10.77%
Impact on fair value:
10% adverse change	$(36)	$(12)
20% adverse change	(69)	(23)

Discount rate	6.57%	11.28%
Impact on fair value:
10% adverse change	$(23)	$(9)
20% adverse change	(46)	(18)

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

Mortgage Loans Held for Sale

The fair value of loans held for sale is based on secondary market prices.

Mortgage Loans Held for Investment

The fair value of mortgage loans held for investment is based on the price secondary markets are currently offering for similar loans using observable market data.

Derivative Financial Instruments

The fair values of forward commitments and interest rate swaps are based on market pricing and therefore are considered Level 2.  Derivatives classified as Level 3 consist of interest rate lock commitments related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. A significant increase or decrease in the external market price would result in a significantly higher or lower fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$24,744	—	24,744	—
U.S. government agency mortgage-backed securities	4,111	—	4,111	—
U.S. government agency collateralized mortgage obligations	22,483	—	22,483	—
State and municipal securities	49,339	—	49,339	—
Corporate bonds	2,681	—	2,681	—
Equity investments	1,034	—	1,034	—
Mortgage loans held for sale	225,150	—	225,150	—
Mortgage loans held for investment	11,366	—	11,366	—
Interest rate lock commitments	7,798	—	—	7,798
Forward commitments	57	—	57	—
Customer derivatives - interest rate swaps	1,284	—	1,284	—
Total	$350,047	—	342,249	7,798

Liabilities
Interest rate lock commitments	225	—	—	225
Forward commitments	971	—	971	—
Customer derivatives - interest rate swaps	1,413	—	1,413	—
	$2,609	—	2,384	225

	December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$11,866	—	11,866	—
U.S. government agency mortgage-backed securities	5,497	—	5,497	—
U.S. government agency collateralized mortgage obligations	35,223	—	35,223	—
State and municipal securities	6,270	—	6,270	—
Investments in mutual funds	1,009	—	1,009	—
Mortgage loans held for sale	33,704	—	33,704	—
Mortgage loans held for investment	10,546	—	10,546	—
Interest rate lock commitments	504	—	—	504
Forward commitments	6	—	6	—
Customer derivatives - interest rate swaps	382	—	382	—
Total	$105,007	—	104,503	504

Liabilities
Interest rate lock commitments	157	—	—	157
Forward commitments	119	—	119	—
Customer derivatives - interest rate swaps	431	—	431	—
	$707	—	550	157

Financial assets measured at fair value on a nonrecurring basis, are considered Level 3 assets in the fair value hierarchy.  The fair value used at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
(dollars in thousands)	Fair Value	Fair Value
Mortgage servicing rights	$2,639	446
SBA loan servicing rights	632	337
Impaired loans (1)	2,421	804
Other real estate owned (2)	—	120
Total	$5,692	1,707

(1)	Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input is significant to the fair value measurements.
(2)	Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. Appraised values may be discounted based on management’s expertise, historical knowledge, changes in market conditions from the time of valuation and/or estimated costs to sell.

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

The estimated fair values of the Corporation’s financial instruments at September 30, 2020 and December 31, 2019 are as follows:

		September 30, 2020		December 31, 2019
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$75,869	75,869	39,371	39,371
Securities available-for-sale	Level 2	103,358	103,358	58,856	58,856
Securities held-to-maturity	Level 2	6,544	6,916	8,780	9,003
Equity investments	Level 2	1,034	1,034	1,009	1,009
Mortgage loans held for sale	Level 2	225,150	225,150	33,704	33,704
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,278,907	1,313,384	944,651	973,057
Mortgage loans held for investment	Level 2	11,366	11,366	10,546	10,546
Interest rate lock commitments	Level 3	7,798	7,798	504	504
Forward commitments	Level 2	57	57	6	6
Restricted investment in bank stock	NA	7,650	NA	8,072	NA
Accrued interest receivable	Level 3	4,666	4,666	3,148	3,148
Customer derivatives - interest rate swaps	Level 2	1,284	1,284	382	382
Financial liabilities:
Deposits	Level 2	1,209,024	1,361,900	851,168	880,400
Short-term borrowings	Level 2	104,239	104,239	123,676	123,678
Long-term debt	Level 2	250,131	253,804	3,123	3,123
Subordinated debentures	Level 2	40,814	39,674	40,962	40,962
Accrued interest payable	Level 2	2,258	2,258	1,088	1,088
Interest rate lock commitments	Level 3	225	225	157	157
Forward commitments	Level 2	971	971	119	119
Customer derivatives - interest rate swaps	Level 2	1,413	1,413	431	431

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$377,885	7,798	327,788	504
Letters of credit	Level 2	7,054	—	9,750	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three and nine month peiods ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of the period	$4,595	375	$504	310
Increase in value	3,203	(92)	7,294	(27)
Balance at end of the period	$7,798	283	$7,798	283

The following table details the valuation techniques for Level 3 interest rate lock commitments.

			Significant
	Fair Value		Unobservable	Range of	Weighted
	Level 3	Valuation Technique	Input	Inputs	Average
September 30, 2020	$7,798	Market comparable pricing	Pull through	1 - 99%	85.38%
December 31, 2019	504	Market comparable pricing	Pull through	1 - 99	93.41

Net realized gains of $3.2 million and net realized losses of $101 thousand due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the three months ended September 30, 2020 and 2019, respectively, and net realized gains of $7.2 million and net realized losses $67 thousand for the nine months ended September 30, 2020 and 2019, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

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

Mortgage Banking Derivatives

In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans or interest rate locks at a fixed price at a future date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. The fair value of interest rate lock commitments and forward commitments are recorded within other assets/liabilities on the consolidated balance sheets, with changes in fair values during the period recorded within net change in the fair value of derivative instruments on the unaudited consolidated statements of income.

Customer Derivatives – Interest Rate Swaps

Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain customers to swap a fixed rate product for a variable rate product, or vice versa.  The Corporation executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the Corporation executes with a third party, such that the Corporation minimizes its net interest rate risk exposure resulting from such transactions.  The fair value of interest rate derivatives are recorded within other assets/liabilities on the consolidated balance sheets.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		September 30, 2020		December 31, 2019
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$497,093	7,798	47,660	504
Negative fair values	Other liabilities	46,890	(225)	22,663	(157)
Total		543,983	7,573	70,323	347

Forward Commitments
Positive fair values	Other assets	75,500	57	4,500	6
Negative fair values	Other liabilities	215,500	(971)	58,250	(119)
Total		291,000	(914)	62,750	(113)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	17,906	1,284	3,271	382
Negative fair values	Other liabilities	17,906	(1,413)	3,271	(431)
Total		35,812	(129)	6,542	(49)
Total derivative financial instruments		$870,795	6,530	139,615	185

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Interest Rate Lock Commitments	$3,161	(102)	$7,226	(68)
Forward Commitments	(129)	124	(801)	101
Customer Derivatives - Interest Rate Swaps	(4)	(22)	(79)	(48)
Net fair value gains (losses) on derivative financial instruments	$3,028	—	$6,346	(15)

Net realized losses on derivatives were ($2.6) million and ($300) thousand for the three months ended September 30, 2020 and 2019, respectively, and ($7.4) million and ($792) thousand for the nine months ended September 30, 2020 and 2019, respectively.

(11)    Segments

ASC Topic 280 – Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in this codification to the results of its operations.

Our Banking segment consists of commercial and retail banking. The Banking segment generates interest income from its lending (including leasing) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of investment securities, gains on the sale of loans, SBA income, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income, title insurance fees, and other less significant non-interest income.

Meridian Wealth Partners (“Wealth”), is a registered investment advisor and wholly-owned subsidiary of the Bank, that provide a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. The unit generates non-interest income through advisory fees.

Meridian Mortgage’s (“Mortgage”) consists of 16 loan production offices located throughout the Delaware Valley and Maryland. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale.  The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains.

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Segment Information
	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$12,104	(19)	630	12,715	$9,203	4	67	9,274
Provision for loan losses	3,956	—	—	3,956	705	—	—	705
Net interest income after provision	8,148	(19)	630	8,759	8,498	4	67	8,569

Non-interest Income
Mortgage banking income	574	—	21,238	21,812	74	—	7,241	7,315
Wealth management income	—	951	—	951	31	891	—	922
SBA income	641	—	—	641	635	—	—	635
Net change in fair values	(4)	—	6,057	6,053	(23)	—	53	30
Net (loss) on hedging activity	—	—	(2,637)	(2,637)	—	—	(300)	(300)
Other	2,045	—	195	2,240	534	—	73	607
Non-interest income	3,256	951	24,853	29,060	1,251	891	7,067	9,209
Non-interest expense	8,829	788	16,217	25,834	6,915	834	5,798	13,547
Income before income taxes	$2,575	144	9,266	11,985	$2,834	61	1,336	4,231
Total Assets	$1,525,883	5,399	227,366	1,758,648	$1,071,450	5,398	50,089	1,126,937

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$32,725	(24)	1,277	33,978	$26,437	68	167	26,672
Provision for loan losses	7,139	—	—	7,139	938	—	—	938
Net interest income after provision	25,586	(24)	1,277	26,839	25,499	68	167	25,734

Non-interest Income
Mortgage banking income	973	—	44,422	45,395	175	—	17,442	17,617
Wealth management income	—	2,825	—	2,825	110	2,588	—	2,698
SBA income	1,821	—	—	1,821	1,150	—	—	1,150
Net change in fair values	(68)	—	11,012	10,944	(49)	—	341	292
Net (loss) on hedging activity	—	—	(7,363)	(7,363)	—	—	(792)	(792)
Other	2,931	14	405	3,350	1,409	—	282	1,691
Non-interest income	5,657	2,839	48,476	56,972	2,795	2,588	17,273	22,656
Non-interest expense	23,341	2,363	35,448	61,152	20,312	2,268	16,400	38,980
Income before income taxes	$7,902	452	14,305	22,659	$7,982	388	1,040	9,410
Total Assets	$1,525,883	5,399	227,366	1,758,648	$1,071,450	5,398	50,089	1,126,937

(12)    Stockholders’ Equity

On August 31, 2020, the Corporation announced that the Meridian Corporation Employee Stock Ownership Plan Trust (together with the related employee stock ownership plan, the “ESOP”) had established a $2 million stock purchase authorization with no expiration date. Purchases are authorized to be made from time to time in either the open market or through privately negotiated transactions. The Corporation loaned the ESOP $2 million to facilitate the ESOP’s purchase of the shares.  During September 2020 the ESOP purchased 133,601 shares of the Corporation’s common stock at an average price of $14.97, using the full $2 million loan. The ESOP loan, which bears an interest rate of 1.17%, is to be repaid in annual installments commencing on December 31, 2020, and on the final day of each of the next nine calendar years. As of September 30, 2020 there were no shares commited to be released.

On October 22, 2020, the Corporation’s Board of Directors declared a cash dividend of $0.125 per common share, payable on November 23, 2020 to shareholders of record as of November 9, 2020. During the third quarter of 2020, the Corporation paid or accrued, as applicable, a quarterly dividend of $0.125 per share. This dividend totaled $763 thousand, based on outstanding shares as of August 10, 2020 of 6,098,573.

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

The amendments in this update became effective for us January 1, 2020. The adoption did not have an impact on our consolidated financial statements and related disclosures as the Corporation did not and has not historically granted share based payment awards to nonemployees other than to the Corporation’s Board of Directors, who are treated as employees for share-based payment accounting.

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

FASB ASU 2016-02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for public companies for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within the fiscal years beginning after December 15, 2021. In July 2018, ASU 2018-11 was issued which creates a new, optional transition method for implementing ASU 2016-02 and a lessor practical expedient for separating lease and non-lease components and has the same effective date as ASU 2016-02.  Under the optional transition method of ASU 2018-11, the Corporation may initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Corporation will adopt ASU 2016-2 and ASU 2018-11 as of January 1, 2021 and apply ASC 842 throughout 2021.  The Corporation is evaluating the effects that ASU 2016-02 and ASU 2018-11 will have on its consolidated financial statements and related disclosures.

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

FASB ASU 2017-12 (Subtopic 815), “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”

Issued in August 2017, ASU 2017-12 better aligns hedge accounting with an organization’s risk management activities in the financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. Specifically, the proposed ASU eases the requirements for effectiveness testing, hedge documentation and application of the shortcut and the critical terms match methods. Entities would be permitted to designate contractually specified components as the hedged risk in a cash flow hedge involving the purchase or sale of nonfinancial assets or variable rate financial instruments. In addition, entities would no longer separately measure and report hedge ineffectiveness. Also, entities, may choose refined measurement techniques to determine the changes in fair value of the hedged item in fair value hedges of benchmark interest rate risk. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020.  Early application is permitted in any interim period after issuance of the ASU for existing hedging relationships on the date of adoption and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Corporation has evaluated ASU 2017-12, and has determined it has no current hedging strategies applicable under the ASU but we will consider the impact of the ASU on future hedging strategies that may arise.  The Corporation will adopt ASU 2017-12 as of December 31, 2020 and apply existing guidance throughout 2020.

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

FASB ASU 2020-06, “Debt-Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”

This ASU clarifies the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature models. For public business entities that meet the definition of an SEC filer (excluding smaller reporting entities), the amendments are effective for fiscal years beginning after Dec. 15, 2021, and interim periods within. For all other entities, the amendments are effective for fiscal years beginning after Dec. 15, 2023, and interim periods within. Early adoption is permitted, but no earlier than for fiscal years beginning after Dec. 15, 2020.

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

●	Meridian is a PPP participating lender, and as of September 30, 2020, Meridian had principal balances of PPP loans of $259.7 million, net of payoffs during the quarter. As of September 30, 2020, Meridian also had net deferred loan origination fees of $5.5 million on PPP loans that are being amortized into interest income over the contractual life of the loan, or until forgiven by the SBA. Meridian’s participation as a PPP lender helped us to assist 928 clients in need of short-term funding. These PPP loans helped our small business clients to support the paychecks of nearly 16,660 employees. Approximately 89% of PPP loans were given to clients in the markets we serve in Pennsylvania, New Jersey and Delaware.
●	During the pandemic, Meridian also worked with commercial, construction and residential loan customers to provide assistance. In total $111.0 million of commercial loans covering 146 borrowers and $36.8 million of construction loans for 35 borrowers were assisted with loan payment holidays of 3 to 6 months or lowered interest rates for certain construction loans. $6.2 million of residential mortgage and home equity loans covering 25 total borrowers were provided with 3 to 6 month payment holidays as well. As of October 26, 2020, $4.4 million of commercial loans had active payment deferrals, along with $14.2 million of construction loans and $558 thousand of residential loans.

At the inception of the pandemic, the governor of Pennsylvania ordered all non-essential businesses to close, mandated stay-at-home orders, closed schools and universities and put a moratorium on construction for a period of time. The economic impact was widespread, but certain businesses have been more acutely impacted.  Aside from construction lending, Meridian continues to monitor commercial portfolios and identified various industries that have been substantially impacted by these mandates such as retail trade, hospitality, residential spec construction and advertising/marketing. At September 30, 2020, Meridian’s exposure as a percent of the total loan portfolio to these industries was 1.9%, 1.9%, 5.0%, and 1.5%, respectively.

As of September 30, 2020, commercial loans to borrowers in the retail, hospitality and residential spec construction industries were as follows:

	% of Loan Portfolio		COVID-19 Relief
	September 30, 2020		September 30, 2020
		% of Loan	Balance with	% of Industry
Industry	Balance	Portfolio	Relief	Balance
Retail trade	$23,027	1.9%	$—	—%
Hospitality	22,916	1.9	11,782	51.4
Residential spec construction	59,819	5.0	—	—
Advertising and marketing	17,304	1.5	—	—
Total	$123,066	12.15%	$11,782	9.57%

U.S. Small Business Administration Paycheck Protection Program

The Bank has participated in the SBA’s PPP, which was initiated on April 3, 2020 in order to help small businesses maintain their workforce during the COVID-19 pandemic. The Bank began accepting applications from qualified business customers immediately upon the initiation of the PPP. The Bank is a certified SBA lender and was one of the first local banks to fund loans under the PPP.  The PPP/HCEA Act authorizes additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. As noted above, at September 30, 2020 Meridian has assisted 928 clients in need of short-term funding by providing nearly $260 million in PPP loans.  The Bank is preparing to assist PPP borrowers in the process to request forgiveness for their loans with the SBA although the SBA’s portal will not be open until mid-August to start accepting borrower applications for forgiveness.

Loans originated under this program include principal and interest which may be forgiven provided the borrower uses the funds in a manner consistent with PPP guidelines. These loans have a contractual maturity of two years, a contractual rate of interest of 1%, and have an automatic nine month payment deferral. The SBA has outlined a fee structure based on loan size, whereby institutions will be paid 5% for loans of not more than $350,000, 3% for loans of more than $350,000 and less than $2 million, and 1% for loans of at least $2 million. These fees, net of the loan-specific costs, will be deferred and recognized as an adjustment to yield over the expected life of the loans. There is significant uncertainty about how borrowers will seek and qualify for forgiveness. As a result, the expected life of these loans and the impact on loan yields to future periods cannot currently be determined with certainty, and estimates will be periodically updated as more information becomes available.

The Federal Reserve Bank (“FRB”) initiated the Paycheck Protection Program Liquidity Facility (“PPPLF”) as a facility to provide liquidity to financial institutions participating and funding loans for the PPP.  The non-recourse loans are available to institutions eligible to make PPP loans, with the SBA-guaranteed loans pledged as collateral to the FRB.  Financial institutions can also pledge PPP loans to the discount window.  Each liquidity option is set at different rates and terms. PPP loans pledged to the PPPLF may be excluded from leverage ratio calculations.  At September 30, 2020, the Corporation pledged $235.9 million of PPP loans to the FRB of Philadelphia to borrow $235.9 million of funds at a rate of 0.35%.

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

SBA Loan Subsidy Program

Pursuant to the CARES Act, Section 1112, Congress has determined that all existing borrowers under the SBA Section 7(a) program are adversely affected by COVID-19, and are therefore entitled to a subsidy in the form of relief payments.  Specifically, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of nine months.  These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and will begin with the next payment due, and as such, are separate from any loan modifications made at the direction of the Bank.  The Bank is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program.  As of September 30, 2020, the Bank has 52 loans eligible for the program, with an aggregate principal amount of $42.5 million.  Payments under the program will not constitute new loans for the Bank, but simply payments of principal and interest on loans that already exist in the Bank’s SBA 7(a) loan portfolio and are current on borrower payments.  The Bank received its first tranche of payments under the program on April 29, 2020, and has been receiving subsequent payments from the SBA by the 25th of each month thereafter until the Bank has received nine payments for each loan that qualified for this support by the SBA.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2020, as compared to the same period in 2019, and the changes in its financial condition as of September 30, 2020 as compared to December 31, 2019. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●	Net income for the three months ended September 30, 2020 was $9.2 million, or $1.51 per diluted share, an increase of $5.9 million as compared to net income of $3.3 million, or $0.52 per diluted share, for the same period in 2019.
●	Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2020 were 29.30% and 2.29%, respectively.
●	Net interest income increased $3.4 million, or 37.1%, to $12.7 million for the three months ended September 30, 2020, as compared to $9.3 million for the same period in 2019.

●	Provision for loan and lease losses (the “Provision”) of $4.0 million for the three months ended September 30, 2020 was an increase of $3.3 million from the $705 thousand Provision recorded for the same period in 2019.
●	Non-interest income of $29.1 million for the three months ended September 30, 2020 was a $19.9 million or 215.6% increase from the same period in 2019.
●	Mortgage banking net revenue increased $14.5 million, or 198.2%, to $21.8 million for the three months ended September 30, 2020, as compared to $7.3 million for the same period in 2019.
●	Non-interest expense of $25.8 million for the three months ended September 30, 2020 increased $12.3 million, or 90.7%, from $13.5 million for the same period in 2019.

Nine Month Results of Operations

●	Net income for the nine months ended September 30, 2020 was $17.4 million, or $2.82 per diluted share, an increase of $10.1 million as compared to net income of $7.3 million, or $1.14 per diluted share, for the same period in 2019.
●	Return on average equity (“ROE”) and return on average assets (“ROA”) for the nine months ended September 30, 2020 were 18.85% and 1.65%, respectively.
●	Net interest income increased $7.3 million, or 27.4%, to $34.0 million for the nine months ended September 30, 2020, as compared to $26.7 million for the same period in 2019.
●	Provision for loan and lease losses (the “Provision”) of $7.1 million for the nine months ended September 30, 2020 was an increase of $6.2 million from the $938 thousand Provision recorded for the same period in 2019.
●	Non-interest income of $57.0 million for the nine months ended September 30, 2020 was a $34.3 million or 151.5% increase from the same period in 2019.
●	Mortgage banking net revenue increased $27.8 million, or 157.7%, to $45.4 million for the nine months ended September 30, 2020, as compared to $17.6 million for the same period in 2019.
●	Non-interest expense of $61.2 million for the nine months ended September 30, 2020 increased $22.2 million, or 56.9%, from $39.0 million for the same period in 2019.

Changes in Financial Condition

●	Total assets of $1.8 billion as of September 30, 2020 increased $608.6 million, or 52.9%, from $1.2 billion as of December 31, 2019.
●	Consolidated stockholders’ equity of $131.8 million as of September 30, 2020 increased $11.1 million from $120.7 million as of December 31, 2019.
●	Total portfolio loans and leases, excluding mortgage loans held for sale, as of September 30, 2020 were $1.3 billion, an increase of $342.1 million, or 35.5%, from $964.7 million as of December 31, 2019.
●	Total non-performing loans and leases of $7.9 million represented 0.61% of portfolio loans and leases held for investment as of September 30, 2020 as compared to $3.2 million, or 0.34% of portfolio loans and leases, as of December 31, 2019.
●	The $16.6 million allowance for loan losses (“Allowance’), as of September 30, 2020, represented 1.27% of portfolio loans and leases held for investment (excluding loans at fair value), or 1.59% of portfolio loans and leases held for investment (excluding loans at fair value and PPP loans), a non-GAAP measure. This is compared to $9.5 million, or 1.00% of portfolio loans and leases held for investment (excluding loans at fair value), as of December 31, 2019. For further information on non-GAAP financial measures, see “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.
●	Total deposits of $1.2 billion as of September 30, 2020 increased $357.9 million, or 42.0%, from $851.2 million as of December 31, 2019.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2020 and 2019 are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Annualized return on average equity	29.30%	11.29%	18.85%	8.65%
Annualized return on average assets	2.29%	1.24%	1.65%	0.97%
Net interest margin (tax effected yield)	3.26%	3.61%	3.33%	3.67%
Basic earnings per share	$1.51	$0.52	$2.83	$1.15
Diluted earnings per share	$1.51	$0.52	$2.82	$1.14

The following table presents certain key period-end balances and ratios as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(dollars in thousands, except per share amounts)	2020	2019
Book value per common share	$21.51	$18.84
Tangible book value per common share (1)	$20.76	$18.09
Allowance as a percentage of loans and leases held for investment	1.27%	0.98%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.59%	1.00%
Tier I capital to risk weighted assets	9.97%	11.21%
Tangible common equity ratio (1)	7.26%	10.12%
Loans held for investment	$1,306,846	$964,710
Total assets	$1,758,648	$1,150,019
Stockholders' equity	$131,832	$120,695

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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio for Meridian Corporation:

(dollars in thousands)	September 30, 2020	December 31, 2019
Tangible common equity ratio:
Total stockholders' equity	131,832	120,695
Less:
Goodwill	899	899
Intangible assets	3,668	3,874
Tangible common equity	127,265	115,922
Total assets	1,758,648	1,150,019
Less:
Goodwill	899	899
Intangible assets	3,668	3,874
Tangible assets	$1,754,081	$1,145,246
Tangible common equity ratio	7.26%	10.12%

The table below provides the non-GAAP reconciliation for our tangible book value per common share for Meridian Corporation:

Tangible book value per common share:
September 30, 2020
Book value per common share	$21.51
Less: Impact of goodwill and intangible assets	(0.75)
Tangible book value per common share:	$20.76

The following is a reconciliation of the allowance for loan losses to total loans held for investment ratio for the three months ended September 30, 2020. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation.

Reconciliation of Allowance for Loan Losses / Total loans held for investment	September 30, 2020
Allowance for loan losses / Total loans held for investment	1.27%
Less: Impact of loans held for investment - fair valued	0.00%
Less: Impact of PPP loans	0.32%
Allowance for loan losses / Total loans held for investment (excl. loans at fair value and PPP loans)	1.59%

The following sections discuss, in detail, the Corporation’s results of operations for the three and nine months ended September 30, 2020, as compared to the same period in 2019, and the changes in its financial condition as of September 30, 2020 as compared to December 31, 2019.

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

NET INTEREST INCOME

Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three and nine months ended September 30, 2020 and 2019, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the results of net free funding sources such as noninterest deposits and stockholders’ equity.

Total interest income for the three months ending September 30, 2020 was $15.9 million, which represented a $2.3 million, or 16.9%, increase compared with the three months ending September 30, 2019. The increase in income was attributable to a $538.1 million increase in average interest earning assets, year over year, led by the $254.0 million increase in average balances on PPP loans, offset by a decrease of 122 basis points in yield on earning assets, to 4.07% from 5.29%, for same period in 2019. The commercial loan portfolio yield, in particular, fell 95 basis points over the same period in 2019, the yield on shared national credits fell 207 basis points, and the yield on construction loans decreased 65 basis points over the same period. And while fees and interest on PPP loans contributed $1.5 million to total interest income, the yield on these loans was 2.41%.  Total interest expense declined $1.2 million or 26.7% to $3.2 million for the three months ending September 30, 2020, compared with $4.3 million for the three months ending September 30, 2019. The decrease was primarily due to a 107 basis point decline in the yield on money market and savings accounts from 1.74% to 0.67%, combined with a 100 basis point decline in the yield on time deposits from 2.37% to 1.37% over this period.

Net interest income increased $3.4 million, or 37.1%, to $12.7 million for the three months ended September 30, 2020, compared to $9.3 million for the three months ended September 30, 2019. The net-interest margin decreased 35 basis points for the three months ending September 30, 2020 at 3.26%, compared with 3.61% for the three month ending September 30, 2019. The decrease in net interest margin reflects declining interest rates earned on the loan portfolios overall,  out-pacing the declines in the interest rates on deposits and borrowings during the year-over-year period presented.

Total interest income for the nine months ending September 30, 2020 was $44.7 million, which represented a $5.7 million, or 14.7%, increase compared with the nine months ending September 30, 2019. The increase in income was attributable to a $393.8 million increase in average interest earning assets, year over year, led by the $144.6 million increase in average balances on PPP loans, offset by a decrease of 97 basis points in yield on earning assets, to 4.38% from 5.35%, for same period in 2019. The commercial loan portfolio yield, in particular, fell 83 basis points over the same period in 2019, the yield on shared national credits fell 158 basis points, the yield on construction loans fell 85 basis points over the same period in 2019, while the yield on small business loans also decreased 68 basis points over the same period. Total interest expense declined $1.6 million or 12.7% to $10.8 million for the nine months ending September 30, 2020, compared with $12.3 million for the nine months ending September 30, 2019. The decrease was primarily due to a 86 basis point decline in the yield on money market and savings accounts from 1.79% to 0.93%, combined with a 70 basis point decline in the yield on time deposits from 2.37% to 1.67% over this period.

Net interest income increased $7.3 million, or 27.4%, to $34.0 million for the nine months ended September 30, 2020, compared to $26.7 million for the nine months ended September 30, 2019. The net-interest margin decreased 34 basis points for the nine months ending September 30, 2020 at 3.33%, compared with 3.67% for the nine month ending September 30, 2019. The decrease in net interest margin reflects declining interest rates earned on the loan portfolios overall, out-pacing the declines in the interest rates on deposits and borrowings during the year-over-year period presented.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	2020			2019
		Interest			Interest
For the Three Months Ended September 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$10,928	2	0.08%	$5,074	35	2.69%
Federal funds sold	12,655	2	0.02%	633	3	2.12%
Investment securities(1)	109,106	612	2.27%	63,488	414	2.59%
Loans held for sale	150,925	1,100	2.91%	38,633	381	3.95%
Loans held for investment(1)	1,275,046	14,224	4.41%	912,781	12,773	5.53%
Total loans	1,425,971	15,324	4.28%	951,414	13,154	5.49%
Total interest-earning assets	1,558,660	15,940	4.07%	1,020,609	13,606	5.29%
Noninterest earning assets	39,647			38,846
Total assets	$1,598,307			$1,059,455
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$219,853	392	0.71%	$86,005	352	1.63%
Money market and savings deposits	454,922	770	0.67%	313,255	1,374	1.74%
Time deposits	312,538	1,073	1.37%	319,208	1,907	2.37%
Total deposits	987,313	2,235	0.90%	718,468	3,633	2.01%
Total Borrowings	235,455	334	0.56%	81,211	514	2.51%
Subordinated Debentures	40,802	596	5.84%	9,176	169	7.33%
Total interest-bearing liabilities	1,263,570	3,165	1.00%	808,855	4,316	2.12%
Noninterest-bearing deposits	193,020			126,101
Other noninterest-bearing liabilities	16,664			7,952
Total liabilities	$1,473,254			$942,908
Total stockholders' equity	125,053			116,547
Total stockholders' equity and liabilities	$1,598,307			$1,059,455
Net interest income		$12,775			$9,290
Net interest spread			3.07%			3.17%
Net interest margin			3.26%			3.61%

	2020			2019
		Interest			Interest
For the Nine Months Ended September 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$7,620	27	0.47%	$6,450	121	2.51%
Federal funds sold	15,692	36	0.30%	853	15	2.27%
Investment securities(1)	95,563	1,735	2.45%	63,135	1,226	2.60%
Loans held for sale	99,633	2,301	3.08%	25,782	813	4.21%
Loans held for investment(1)	1,150,662	40,753	4.70%	879,184	36,880	5.58%
Total loans	1,250,295	43,054	4.60%	904,966	37,693	5.57%
Total interest-earning assets	1,369,170	44,852	4.38%	975,404	39,055	5.35%
Noninterest earning assets	43,940			37,753
Total assets	$1,413,110			$1,013,157
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$187,987	1,302	0.92%	$94,295	1,122	1.59%
Money market and savings deposits	392,863	2,736	0.93%	297,471	3,977	1.79%
Time deposits	322,574	4,026	1.67%	309,434	5,485	2.37%
Total deposits	903,424	8,064	1.19%	701,200	10,584	2.02%
Total Borrowings	148,192	900	0.81%	59,862	1,223	2.73%
Subordinated Debentures	41,075	1,787	5.80%	9,197	508	7.37%
Total interest-bearing liabilities	1,092,691	10,751	1.31%	770,259	12,315	2.14%
Noninterest-bearing deposits	184,503			122,101
Other noninterest-bearing liabilities	12,349			6,997
Total liabilities	$1,289,543			$899,357
Total stockholders' equity	123,567			113,800
Total stockholders' equity and liabilities	$1,413,110			$1,013,157
Net interest income		$34,101			$26,740
Net interest spread			3.06%			3.22%
Net interest margin			3.33%			3.67%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis

The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2020 as compared to the same period in 2019, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2020 Compared to 2019
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$(159)	126	(33)	$(125)	31	(94)
Federal funds sold	(25)	24	(1)	(31)	52	21
Investment securities(1)	(314)	512	198	(116)	625	509
Loans held for sale	(673)	1,392	719	(404)	1,892	1,488
Loans held for investment(1)	(13,044)	14,495	1,451	(8,930)	12,803	3,873
Total loans	(13,717)	15,887	2,170	(9,334)	14,695	5,361
Total interest income	$(14,215)	16,549	2,334	$(9,606)	15,403	5,797
Interest expense:
Interest-bearing deposits	$(1,152)	1,192	40	$(829)	1,009	180
Money market and savings deposits	(3,184)	2,580	(604)	(2,788)	1,547	(1,241)
Time deposits	(795)	(39)	(834)	(1,821)	362	(1,459)
Total interest-bearing deposits	(5,131)	3,733	(1,398)	(5,438)	2,918	(2,520)
Total borrowings	(591)	411	(180)	(852)	529	(323)
Subordinated debentures	(234)	661	427	(198)	1,477	1,279
Total interest expense	(5,956)	4,805	(1,151)	(6,488)	4,924	(1,564)
Interest differential	$(8,259)	11,744	3,485	$(3,118)	10,479	7,361

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

For the three months ended September 30, 2020 as compared to the same period in 2019, tax-equivalent interest income increased $2.3 million as volume changes in average earning assets contributed $16.5 million and unfavorable rate changes reduced interest income by $14.2 million.  The favorable change in net interest income due to volume changes was driven mostly from growth in the loans held for investment portfolio, which increased $362.3 million on average over the three month periods, while the loans held for sale portfolio also increased $112.3 million on average over this period.  Within the loans held for investment portfolio the average balance on PPP loans increased $254.0 million.  Offsetting favorable volume changes were unfavorable loan rate changes of 121 basis points reducing interest income by $13.7 million.

On the funding side, interest expense decreased $1.2 million due to larger impact from rate declines than from volume increases.  The cost of deposits and borrowings were down across the board, having a $6.0 million positive effect on interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits declined 92 basis points, 107 basis points and 100 basis points, respectively, while the cost of borrowings also declined 195 basis points. Interest-bearing deposits, and money market and savings accounts increased $133.8 million, and $141.7 million on average, while time deposits decreased $6.7 million on average, combined with an increase in the average balance on subordinated debentures also increased $31.6 million. These funding average balance changes overall led to a $4.8 million increase in interest expense.  Overall, the increase in interest income from volume changes contributed $16.5 million and out-paced the unfavorable rate changes to improve tax-equivalent net interest income by $3.5 million.

For the nine months ended September 30, 2020 as compared to the same period in 2019, tax-equivalent interest income increased $5.8 million as volume changes in average earning assets contributed $15.4 million and unfavorable rate changes helped reduce interest income by $9.6 million.  The favorable change in net interest income due to volume changes was driven largely from growth in the loans held for investment portfolio, which increased $271.5 million on average over the nine month periods, largely due to the $144.6 million increase in the average balance of PPP loans. Offsetting favorable volume changes were unfavorable loan rate changes of 97 basis points reducing interest income by $9.3 million.

On the funding side, interest expense decreased $1.6 million due to larger impact from rate declines than from volume increases.  The cost of deposits and borrowings were down across the board, having a $6.5 million positive effect on interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits declined 67 basis points, 86 basis points and 70 basis points, respectively, while the cost of borrowings also declined 192 basis points. Interest-bearing deposits, money market and savings accounts and time deposits increased $93.7 million, $95.4 million and $13.1 million on average, respectively, while the average balance on subordinated debentures also increase $31.9 million. These funding average balance increases led to a $4.9 million increase in interest expense.  Overall, the increase in interest income from volume changes contributed $15.4 million and out-paced the unfavorable rate changes to improve tax-equivalent net interest income by $7.4 million.

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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of September 30, 2020 and 2019  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	September 30,
Changes in Market Interest Rates	2020	2019
+300 basis points over next 12 months	1.98%	0.29%
+200 basis points over next 12 months	0.95%	0.32%
+100 basis points over next 12 months	0.15%	0.23%
No Change
-100 basis points over next 12 months	(4.33)%	0.68%
-200 basis points over next 12 months	(14.19)%	(1.30)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2020. In its current position, the table indicates that a 100, 200 or 300 basis point increase in interest rates would have a positive impact from rising rates on net interest income over the next 12 months. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of September 30, 2020 and 2019, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that starting in the first quarter of 2020 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are not to decline below 0%. Management has and continues to employ strategies to mitigate risk in these scenarios.  Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

	Estimated increase (decrease) in Net
	Economic Value at September 30,
Changes in Market Interest Rates	2020	2019
+300 basis points	129%	27%
+200 basis points	98%	22%
+100 basis points	57%	14%
No Change
-100 basis points	(83)%	(22)%
-200 basis points	(213)%	(42)%

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

The following tables present the interest rate gap analysis of our assets and liabilities as of September 30, 2020 and December 31, 2019.

				Greater
				Than
				5 years and
As of September 30, 2020	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$91,261	4,174	17,776	73,594	186,805
Loans, net (1)	1,009,802	280,561	212,326	12,734	1,515,423
Other Assets	—	—	—	56,420	56,420
Total Assets	$1,101,063	284,735	230,102	142,748	1,758,648

Noninterest-bearing deposits	6,377	6,161	17,894	163,419	193,851
Interest-bearing deposits	709,716	—	—	—	709,716
Time deposits	252,841	39,437	13,179	—	305,457
FHLB advances	94,239	14,178	—	—	108,417
Other Liabilities	10,000	235,369	225	63,781	309,375
Total stockholders' equity	—	—	—	131,832	131,832
Total liabilities and stockholders' equity	$1,073,173	295,145	31,298	359,032	1,758,648
Repricing gap-positive
(Negative) Positive	$27,890	(10,410)	198,804	(216,284)	—
Cumulative repricing gap: Dollar amount	$27,890	17,480	216,284	—
Percent of total assets	1.6%	1.0%	12.3%	—
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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended September 30, 2020, the Corporation recorded a provision for loan and lease losses (“Provision”) of $4.0 million which was a $3.3 million increase from the same period in 2019. For the three months ended September 30, 2020 there were net charge-offs of $89 thousand as compared to net charge-offs of $18 thousand for the same period in 2019.  The increase in Provision for the three months ended September 30, 2020 related mainly to qualitative provisioning for economic uncertainty as a result of the COVID-10 pandemic, combined with a $1.5 million specific reserve placed on an impaired commercial loan.

For the nine months ended September 30, 2020, the Corporation recorded a Provision of $7.1 million which was a $6.2 million increase from the same period in 2019. For the nine months ended September 30, 2020 there were net charge-offs of $79 thousand as compared to net recoveries of $321 thousand for the same period in 2019.  The increase in Provision for the nine months ended September 30, 2020 related mainly to qualitative provisioning for economic uncertainty as a result of the COVID-10 pandemic, combined with a $1.5 million specific reserve placed on an impaired commercial loan.

The provision for loan and lease losses could increase in future periods based on our belief that the credit quality of our loan portfolio could decline and loan defaults could increase if the COVID-19 pandemic continues for a prolonged period of time.

Asset Quality and Analysis of Credit Risk

Asset quality remains strong year-over-year despite the pressures that the COVD-19 pandemic has had on businesses and the economy locally and nationally. Meridian realized net charge-offs of 0.01% of total average loans for the quarter ending September 30, 2020, compared with net recoveries of 0.03% for the quarter ended December 31, 2019 and net charge-offs of 0.00% for the quarter ended September 30, 2019. Total non-performing assets, including loans and other real estate property, were $7.9 million as of September 30, 2020, $3.4 million as of December 31, 2019, and $4.0 million as of September 30, 2019. The ratio of non-performing assets to total assets as of September 30, 2020 was 0.45% compared to 0.30% as of December 31, 2019 and 0.36% as of September 30, 2019. The ratio of allowance for loan losses to total loans, was 1.27% as of September 30, 2020, up from the 0.98% recorded as of December 31, 2019 and 1.00% as of September 30, 2019. The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure), was 1.59% as of September 30, 2020, up from the 1.00% recorded as of December 31, 2019 and 1.01% as of September 30, 2019. PPP loans are excluded from calculation of this ratio as they are guaranteed by the SBA and therefore we have not provided for in the allowance for loan losses.  For further information on non-GAAP financial measures, see “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.

There were no properties in OREO as of September 30, 2020 and one property in OREO as of December 31, 2019 that was sold in the first quarter of 2020.

As of September 30, 2020, the Corporation had $3.7 million of troubled debt restructurings (“TDRs”), of which $3.4 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2019, the Corporation had $3.9 million of TDRs, of which $3.6 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of September 30, 2020, the Corporation had a recorded investment of $10.5 million of impaired loans and leases which included $3.7 million of TDRs.

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

Nonperforming Assets and Related Ratios

	As of
	September 30,	December 31,
(dollars in thousands)	2020	2019
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$667	733
Shared national commercial credits	464	—
Home equity lines and loans	663	537
Residential mortgage	2,533	1,544
Total real estate loans	$4,327	2,814
Commercial and industrial	3,585	421
Total nonaccrual loans	$7,912	3,235
Other real estate owned	—	120
Total non-performing loans	$7,912	3,235
Total non-performing assets	$7,912	3,355

Troubled debt restructurings:
TDRs included in non-performing loans	246	319
TDRs in compliance with modified terms	3,428	3,599
Total TDRs	$3,674	3,918

Asset quality ratios:
Non-performing assets to total assets	0.45%	0.29%
Non-performing loans to:
Total loans and leases	0.52%	0.32%
Total loans held-for-investment	0.61%	0.34%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	0.76%	0.34%
Allowance for loan losses to:
Total loans and leases	1.08%	0.95%
Total loans held-for-investment	1.27%	1.00%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.59%	1.00%
Non-performing loans	209.46%	294.12%

Total loans and leases	$1,531,996	998,414
Total loans and leases held-for-investment	$1,306,846	964,710
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,041,293	954,164
Allowance for loan and lease losses	$16,573	9,513

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” above for a reconciliation of this measure to its most comparable GAAP measure. PPP loans have only been excluded from this calculation as of September 30, 2020.

NON-INTEREST INCOME

Three Months Ended September 30, 2020 Compared to the Same Period in 2019

Total non-interest income for the third quarter of 2020 was $29.1 million, up $19.9 million or 215.6% from the comparable period in 2019. This overall increase in non-interest income came primarily from our mortgage division. Mortgage banking net revenue increased $14.5 million or 198.2% over the third quarter of 2019.  The significant increase in 2020 came from increased levels of mortgage loan originations due to both the expansion of the division into Maryland as well as the favorable rate environment for refinance activity. Our mortgage division originated $707.7 million in loans during the third quarter of 2020, an increase of $517.0 million, or 271.1%, from the third quarter of 2019.  Refinance activity represented 54% of the total loans originated for the third quarter of 2020, compared to 46% for the third quarter of 2019.  The increase in the mortgage pipeline as a result of the expansion and the refinance activity generated significant positive fair value changes in derivative instruments and loans held-for-sale.  These fair value changes increased non-interest income a combined $6.0 million during the third quarter of 2020 compared to an increase of $54 thousand for the third quarter of 2019. These changes were offset by increases in net hedging losses of $2.3 million for the third quarter of 2020.

Non-interest income from the sales of SBA 7(a) loans increased $23 thousand year-over-year as the number of loans sold for the three months ended September 30, 2020 outpaced the number of SBA loans sold in the prior year comparable quarter.  Wealth management revenue increased $29 thousand year-over-year due to the favorable market conditions discussed above.  Other fee income was up $421 thousand or 97.7% from the third quarter of 2019 due to $188 thousand in swap fee income recorded in the third quarter of 2020, combined with an increase of $85 thousand in MLSS fee income as loan closing activity increased quarter over quarter, and an increase of $73 thousand in other mortgage fee income.

Nine Months Ended September 30, 2020 Compared to the Same Period in 2019

Total non-interest income for the nine months ended September 30, 2020 was $ 57.0 million, up $34.3 million or 151.5%, from the nine months ended September 30, 2019. This increase in non-interest income came primarily from our mortgage division as mortgage banking net revenue increased $27.8 million or 157.7% over the prior year period.  The significant increase in the current year period came from increased levels of mortgage loan originations due to both the expansion of the division into Maryland as well as the favorable rate environment for refinance activity. Our mortgage division originated $1.5 billion in loans during the nine months ended September 30, 2020, an increase of $1.1 billion, or 255.8%, from the prior year period.  Refinance activity represented 59% of the total residential mortgage loans originated for the nine months ended September 30, 2020, compared to 30% for the nine months ended September 30, 2019.  The increase in the mortgage pipeline as a result of the expansion and the refinance activity generated significant positive fair value changes in derivative instruments and loans held-for-sale.  These fair value changes increased non-interest income a combined $10.8 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  These changes were offset by increases in net hedging losses of $6.6 million.

Wealth management revenue increased $127 thousand, or 4.7%, year-over-year due to the more favorable market conditions that existed in the nine months ended September 30, 2020, compared to the prior year comparable period.

Non-interest income from the sales of investments amounted to $1.3 million for the nine months ended September 30, 2020, an increase of $1.1 million from the prior year period, while income from the sales of SBA 7(a) loans increased $671 thousand, or 58.3%, from the prior year period, to $1.8 million. Other fee income was up $539 thousand or 45.7% for the nine months ended September 30, 2020, from the nine months ended September 30, 2019 due to $255 thousand in swap fee income recorded in the current year period, combined with increases of $153 thousand and $201 thousand in MLSS fee income, and mortgage fee income, respectively, as loan closing activity increased period-over-period

NON-INTEREST EXPENSE

Three Months Ended September 30, 2020 Compared to the Same Period in 2019

Total non-interest expense for the third quarter of 2020 was $25.8 million, up $12.3 million or 90.7%, from the comparable period in 2019.  The increase is largely attributable to an increase in salaries and employee benefits expense, which increased $11.1 million or 119.4%, from the comparable period in 2019.  Of this increase, $10.0 million relates to the mortgage division.  Full-time equivalent employees, particularly in the mortgage division, increased from the prior year comparable quarter as we expanded our mortgage division into Maryland with the hiring of nearly 90 individuals since the first quarter of 2020. The number of full time employees at Meridian, particularly in SBA and lease lending, also increased over this period.

Loan expenses increased $300 thousand or 156.3%, from the comparable period in 2019, reflecting the higher levels of loan originations. Occupancy expense increased $162 thousand or 17.1%, from the third quarter of 2019 as the result of rent expense incurred at loan production locations for our mortgage division expansion into Maryland.  Advertising and promotion expense increased $207 thousand, or 36.1%, from the comparable period in 2019.  This increase was due to an increase in the number and length of advertising campaigns in addition to an increase in marketing costs for the mortgage division.  Data processing costs increased $117 thousand or 34.2%, from the third quarter of 2019 as the result of increased loan processing activity from our mortgage division, combined with processing activity relating to PPP loans.  Professional fees decreased $139 thousand or 17.0% due to a decline in legal and consulting expenses.  Other expenses were up $367 thousand or 43.2%, as information technology related costs increased $60 thousand, insurance costs increased $226 thousand, combined with an increase of $126 thousand in various other expenses.

Nine Months Ended September 30, 2020 Compared to the Same Period in 2019

Total non-interest expense for the nine months ended September 30, 2020 was $61.2 million, up $22.2 million or 56.9%, from the nine months ended September 30, 2019.  The increase is largely attributable to the variable expenses from loan originations overall, particularly mortgage commissions.   Total salaries and employee benefits expense was $46.5 million, an increase of $20.7 million or 80.4%, compared to the nine months ended September 30, 2019. Of this increase, $18.9 million relates to the mortgage division.  Full-time equivalent employees, particularly in the mortgage division, increased year-over-year. As noted above, in the first quarter of 2020, we expanded our mortgage division into Maryland with the hiring of nearly 90 individuals year to date.

Loan expenses increased by $628 thousand or 133.1% for the nine months ended September 30, 2020, reflecting the higher levels of commercial and consumer loan originations during the current year. Advertising expenses increased by $227 thousand or 12.8% during the nine months ended September 30, 2020, due mainly to an increase in marketing related costs from the mortgage division. Professional fees increased $118 thousand or 5.9%, compared to the prior year period due to an increase in consulting costs for bank-wide projects, partially offset by a decrease in certain audit related fees and external legal costs.

INCOME TAXES

Income tax expense for the three months ended September 30, 2020 was $2.8 million, as compared to $914 thousand for the same period in 2019.  The increase in income tax expense was attributable to the increase in earnings, period over period.  Our effective tax rate was 23.1% for the third quarter of 2020 and 21.6% for the third quarter of 2019.

Income tax expense for the nine months ended September 30, 2020 was $5.2 million, as compared to $2.1 million for the same period in 2019.  The increase in income tax expense was attributable to the increase in earnings, period over period.  Our effective tax rate was 23.0% for the first nine months of 2020 and 22.0% for the first nine months of 2019.

BALANCE SHEET ANALYSIS

As of September 30, 2020, total assets were $1.8 billion compared with $1.2 billion as of December 31, 2019 and $1.1 billion as of September 30, 2019. Total assets increased $608.6 million, or 52.9%, from December 31, 2019 and $631.7 million, or 56.1%, from September 30, 2019, primarily due to strong loan growth.

Total loans, excluding mortgage loans held-for-sale, grew $342.1 million, or 35.5%, to $1.3 billion as of September 30, 2020, from $964.7 million as of December 31, 2019 and $371.0 million or 39.6% from $935.9 million as of September 30, 2019. The increase in loans for both periods is attributable largely to the $260 million in PPP loans granted to borrowers during the nine months ended September 30, 2020. There was also growth in several commercial categories as we continue to grow our presence in the Philadelphia market area. Commercial real estate loans increased $103.8 million, or 27.8% from December 31, 2019, and $113.3 million, or 31.2% from September 30, 2019. Commercial loans decreased $14.4 million, or 7.2%, from December 31, 2019, and $7.6 million, or 3.9% from September 30, 2019. Small business loans increased $22.8 million, or 104.4% from December 31, 2019, and $29.9 million, or 203.3% from September 30, 2019.  Residential mortgage loans held for sale increased $191.5 million, or 568.0%, to $225.2 million as of September 30, 2020 from $33.7 million at December 31, 2019 and $176.5 million from $48.6 million as of September 30, 2019. The increase in mortgage originations is primarily the result of the expansion of our mortgage division into Maryland as well as the increase in refinance activity throughout all areas of our mortgage division.

Deposits were $1.2 billion as of September 30, 2020, up $357.9 million, or 42.0%, from December 31, 2019, and up $350.6 million, or 40.8%, from September 30, 2019. Non-interest bearing deposits increased $54.4 million, or 39.0%, from December 31, 2019 and increased $64.5 million, or 49.9%, from September 30, 2019. Interest-bearing checking accounts increased $124.2 million, or 131.6%, from December 31, 2019, and increased $138.0 million or 171.3% from September 30, 2019.  Money market accounts/savings accounts increased $185.6 million, or 60.8% since December 31, 2019 and $163.4 million, or 49.9%, since September 30, 2019. Increases in core deposits were driven from PPP loan customers as well as new business and municipal relationships.  Certificates of deposit decreased $6.4 million, or 2.0%, from December 31, 2019 and decreased $15.5 million, or 4.8%, from September 30, 2019.

Capital

Consolidated stockholders’ equity of the Corporation was $131.8 million, or 7.50% of total assets as of September 30, 2020, as compared to $120.7 million, or 10.50% of total assets as of December 31, 2019. The change in stockholders’ equity is the result of year-to-date net income of $17.4 million and an increase in unrealized gain on AFS securities of $1.5 million, partially offset by treasury stock purchases of $5.8 million, unearned compensation due to leveraged ESOP of $2 million and dividends paid of $763 thousand. As of September 30, 2020, the Tier 1 leverage ratio was 8.77% for the Corporation and 11.53% for the Bank, the Tier 1 risk-based capital and common equity ratios were 9.97% for the Corporation and 13.09% for the Bank, and total risk-based capital was 14.71% for the Corporation and 14.75% for the Bank. Quarter-end numbers show a tangible common equity to tangible assets ratio of 7.26% for the Corporation and 9.51% for the Bank. A reconciliation of this non-GAAP measure is included in the Appendix.  Tangible book value per share was $20.76 as of September 30, 2020, compared with $18.09 as of December 31, 2019.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of September 30, 2020 and December 31, 2019:

	September 30, 2020
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions **
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Corporation	$185,648	14.71%	$132,532	10.50%	$126,221	10.00%
Bank	186,210	14.75%	132,532	10.50%	126,221	10.00%
Common equity tier 1 capital (to risk-weighted assets)
Corporation	125,810	9.97%	88,355	7.00%	82,044	6.50%
Bank	165,277	13.09%	88,355	7.00%	82,044	6.50%
Tier 1 capital (to risk-weighted assets)
Corporation	125,810	9.97%	107,288	8.50%	100,977	8.00%
Bank	165,277	13.09%	107,288	8.50%	100,977	8.00%
Tier 1 capital (to average assets)
Corporation	125,810	8.77%	57,351	4.00%	71,689	5.00%
Bank	165,277	11.53%	57,351	4.00%	71,689	5.00%

	December 31, 2019
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes *		provisions **
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Corporation	$166,471	16.10%	$108,576	10.50%	$103,405	10.00%
Bank	166,360	16.09%	108,571	10.50%	103,401	10.00%
Common equity tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	72,384	7.00%	67,214	6.50%
Bank	154,881	14.98%	72,381	7.00%	67,211	6.50%
Tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	87,895	8.50%	82,724	8.00%
Bank	154,881	14.98%	87,891	8.50%	82,721	8.00%
Tier 1 capital (to average assets)
Corporation	115,934	10.55%	43,973	4.00%	54,966	5.00%
Bank	154,881	14.08%	44,013	4.00%	55,017	5.00%
*	Includes capital conservation buffer of 2.50% for 2020 and 1.250% for 2019.
**	Prompt corrective action requirements do not apply to Meridian Corporation but are included as informational only.

The capital ratios for the Corporation, as of September 30, 2020, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” The capital ratios to risk-weighted assets have all decreased from their December 31, 2019 levels largely as a result of the increase in risk-weighted assets, much of which was in the commercial mortgage, construction, and commercial and industrial segments of the loan portfolio, which are typically risk-weighted at 100%.   The capital ratios as of September 30, 2020 were impacted by the amount of PPPLF borrowings the Corporation used fund PPP loans.

Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $425.7 million at September  30, 2020, compared to $195.2 million at December 31, 2019, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.  In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $10.6 million at September 30, 2020. At September 30, 2020, Meridian had borrowed $10 million from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2020, Meridian’s maximum borrowing capacity with the FHLB was $615.3 million. At September 30, 2020, Meridian had borrowed $108.4 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $129 million against its available credit lines. At September 30, 2020, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $252.7 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $89.0 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of September 30, 2020, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 11 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded income before tax of $2.6 million and $7.9 million for the three and nine months ended September 30, 2020, as compared to income before tax of $2.8 million and $8.0 million for the same periods in 2019. The Banking Segment provided 21.5% and 34.9% of the Corporation’s pre-tax profit for the three and nine month periods ended September 30, 2020, as compared to 67.0% and 84.8% for the same periods in 2019.

The Wealth Management Segment recorded income before tax of $144 thousand and $453 thousand for the three and nine months ended September 30, 2020, as compared to income before tax of $61 thousand and $388 thousand for the same periods in 2019.

The Mortgage Banking Segment recorded income before tax of $9.3 million and $14.3 million for the three and nine months ended September 30, 2020, as compared to income before tax of $1.3 million and $1.0 million for the same periods in 2019.  Mortgage Banking income and expenses related to loan originations and sales increased due to higher origination volume.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2020 were $377.9 million, as compared to $327.8 million at December 31, 2019.

Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2020 amounted to $7.1 million, as compared to $9.8 million at December 31, 2019.

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

In certain circumstances the Corporation may be required to repurchase loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws.  The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached, and such breach has a material adverse effect on the loans. Based on the obligations described above, the Corporation repurchased one loan sold in the amount of $154 thousand for the three and nine months ended September 30, 2020, and did not repurchase any loans for the three and nine months ended September 30, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2020 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

To support our customers, businesses, and communities, Meridian is an active participant in the PPP. Meridian began accepting applications from qualified borrowers in early April 2020 and as of September 30, 2020 over 928 loan requests have been processed and approved, representing nearly $260 million in funding to new and existing clients through the PPP. Meridian’s participation in the PPP, and participation in any other relief programs now or in the future, including those under the CARES Act, exposes us to certain credit, compliance, and other risks.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 62.

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

Date:	November 9, 2020	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)