Form 10-K
period 2020-12-31
Meridian Corp
filed 2021-03-29
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $86,053,850 as of June 30, 2020 based upon the last sales price in which our common stock was quoted on the NASDAQ Stock Market on June 30, 2020.

As of March 25, 2021 there were 6,167,695 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Commission no later than 120 days after December 31, 2020 in connection with the 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MERIDIAN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

ii

PART I

Cautionary Statement Regarding Forward-Looking Statements

Meridian Corporation (the “Corporation” or “Meridian”) may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties including, without limitation: the impact of the current COVID-19 pandemic and government responses thereto, on the U.S. economy, including the markets in which we operate; actions that we and our customers take in response to these factors and the effects such actions have on our operations, products, services and customer relationships; and the risk that the Small Business Administration may not fund some or all Paycheck Protection Program (PPP) loan guaranties, among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements. Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.

Item 1. Business

General

Meridian Corporation is a bank holding company engaged in banking activities through its wholly-owned subsidiary, Meridian Bank (the “Bank”), a full-service, state-chartered commercial bank with offices in the Delaware Valley tri-state market, which includes Pennsylvania, New Jersey and Delaware, in addition to Maryland.  We have a financial services business model with significant non-interest income streams from mortgage lending, small business (“SBA”) lending and wealth management services. We provide services to small and middle market businesses, professionals and retail customers throughout our market area. We have a modern, progressive, consultative approach to creating innovative solutions for our customers. We are technology driven, with a culture that incorporates significant use of customer preferred alternative delivery channels, such as mobile banking, remote deposit capture and bank-to-bank ACH. Our ‘Meridian everywhere’ philosophy of community presence, along with our strategic business footprint, allows us to provide the high degree of service, convenience and products our customers need to achieve their financial objectives.  We provide this service through three principal business line distribution channels, described further below.

Corporate Structure and Business Lines

The Corporation is the parent to the Bank.  The Bank is the parent to four wholly-owned subsidiaries: Meridian Land Settlement Services, LLC, which provides title insurance services; Apex Realty, LLC, a real estate holding company;  Meridian Wealth Partners, LLC, a registered investment advisory firm, (“Meridian Wealth”); and Meridian Equipment Finance, LLC, an equipment leasing company. With these subsidiaries, the Corporation is organized into the following three lines of business.

Commercial Banking

The first line of business is our traditional banking operations, serving both commercial and consumer customers via deposits and treasury management, commercial and industrial lending and leasing, commercial real estate lending, small business lending, consumer and home equity lending, private banking, merchant services, and title and land settlement services.

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

Mortgage Banking

The second line of business is mortgage banking. Our mortgage consultants guide our clients through the complex process of obtaining a loan to meet individual specific needs. Originations consist of consumer for-sale mortgage lending, loans to be held within our portfolio, and wholesale mortgage lending services. Clients include homeowners and smaller scale investors. The mortgage division operates and originates mortgage loans in the Delaware Valley tri-state market, in addition to the Maryland markets, most typically for 1-4 family dwellings, with the intention of selling substantially all of these loans in the secondary market to qualified investors, while retaining the servicing rights on these loans. Mortgages are originated through sales and marketing initiatives, as well as realtor, builder, bank, advertising and customer referral resources. The mortgage division performs origination, processing, underwriting, closing and post-closing functions both from our Blue Bell mortgage headquarters with 8 other production/processing offices in the Delaware Valley tri-state market, and from Maryland through our expanded footprint of 7 other production/processing offices in the state starting in early 2020.

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

Market Area

Meridian is headquartered in Malvern, PA and has six full-service branches. Its main branch, in Paoli, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. Our sixth branch is in Philadelphia. These branches provide “Relationship Hubs” for our regional lending groups and allow Meridian to proceed in its plan for serving markets in each of the central (at or near the county seat) townships of the counties in and surrounding Philadelphia. In addition to our deposit taking branches, there are currently 17 other locations, including headquarters for Corporate, and the Wealth Division and the Mortgage Divisions.

Demographic information for the five county Philadelphia metropolitan area shows our primary market to be stable, with moderate population growth. According to the U.S. Census Bureau – Quick Facts 2015 – 2019, the median household income in the area is $80,261 compared to the national average of $62,843. Unemployment in the five county Philadelphia metropolitan area is 6.2%, compared to the national average of 6.7%, according to the Bureau of Labor Statistics for November 2020.

Competition

Overall, the banking business in the suburban Philadelphia market area is highly competitive.  Meridian Bank faces substantial competition both in attracting deposits and in originating loans.  Meridian Bank competes with local, regional and national commercial banks, savings banks, and savings and loan associations.  Other competitors include money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions, and issuers of commercial paper and other securities.

Meridian Bank seeks to compete for business principally on the basis of high quality, personal service to customers, customer access to our decision-makers, and customer preferred electronic delivery channels while providing an attractive banking platform and competitive interest rates and fees.

Human Capital Resources

At December 31, 2020, we employed 381 individuals, nearly all of whom are full-time. None of these employees are covered by collective bargaining agreements, and the Corporation believes it enjoys good relations with its personnel. In December of 2020, the Bank was named by the Independent Community Bankers of American (“ICBA”) as one of their ‘Best Community Banks to Work For’ in 2020.  As an integrated full-service financial institution, approximately 41% of our employees are employed through our banking segment, 56% through our mortgage segment, and 3% for our wealth segment. We encourage and support the development of our employees and, whenever possible, strive to fill vacancies with internal candidates.

Our Current Capital Stock Structure

As of December 31, 2020 Meridian had 6,135,566 shares of common stock, $1 par value, issued and outstanding. There is no preferred stock outstanding.

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

●	we may present only two years of audited financial statements and only two years of related management discussion and analysis of financial condition and results of operations;
●	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and
●	we are not required to give our shareholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to take advantage of the scaled disclosure requirements and other relief described above and may take advantage of these exemptions for so long as we remain an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1,070,000,000 or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year.

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

Information about Meridian

Our executive offices are located at 9 Old Lincoln Highway, Malvern, PA 19355 and our telephone number is (484) 568-5000. Our Internet website is www.meridianbanker.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, from November 7, 2017 through August 18, 2018 have been filed with the FDIC. Since August 19, 2018, all reports on Form 8-K, and Form 10-Q along with this Annual Report on Form 10-K have been filed with the SEC.  Also on our website are our Audit Committee and Compensation Committee Charters. The information contained in our website or in any websites linked by our website, is not part of this Annual Report on Form 10-K.  The Corporation’s filings with the SEC can also be accessed at the SEC’s internet website:  http://www.sec.gov.

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

Current Overview of the Impact from the COVID-19 Pandemic

Overview. Our business has been, and continues to be, impacted by the ongoing COVID-19 pandemic. In March 2020, the outbreak of the novel Coronavirus Disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization and a national emergency by the President of the United States. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Efforts to limit the spread of COVID-19 have included shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. These responses and restrictions have led to a loss of revenues for certain industries and a sudden increase in unemployment, volatility in oil and gas prices and in business valuations, market downturns and volatility, changes in consumer behaviors, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

Impact on our Operations. In the Commonwealth of Pennsylvania and neighboring states, many jurisdictions declared health emergencies. The resulting closures and/or limited operations of non-essential businesses and related economic disruption have impacted our operations as well as the operations of our customers. Financial services were identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business has remained open throughout the pandemic. To address the issues arising as a result of COVID-19, we implemented the following: implemented our communications plans to ensure our employees, customers and critical vendors are kept abreast of developments affecting our operations; restricted all non-essential travel and large external gatherings and have instituted a mandatory quarantine period for anyone that has traveled to an impacted area; after temporarily closing all of our branches and other corporate facilities to non-employees, except for certain limited cases by appointment only, we reopened our financial center lobbies; Expanded remote-access availability so that nearly all of our workforce has the capability to work from home or other remote locations. All activities are performed in accordance with our compliance and information security policies designed to ensure customer data and other information is properly safeguarded; and instituted mandatory social distancing policies for those employees not working remotely.

Impact on our Financial Position and Results of Operations. Our financial position and results of operations are particularly susceptible to the ability of our loan customers to meet loan obligations, the availability of our workforce, the availability of our vendors and the decline in the value of assets held by us. The COVID-19 pandemic has resulted in a significant decrease in commercial and consumer activity throughout the Commonwealth of Pennsylvania, and neighboring states in our market area, as well as nationally. This decrease in business activity has caused and may continue to cause our customers, vendors and counterparties to be unable to meet existing payment or other obligations to us. The COVID-19 pandemic, combined with certain pre-existing factors, including, but not limited to, international trade disputes, inflation risks and oil price volatility, could further destabilize the financial markets and geographies in which we operate. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements has impacted the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions, which, in turn, are likely to impact our borrowers' creditworthiness and our ability to make loans. See further information related to the risk exposure of our loan portfolio under the sections captioned “Loans” and “Allowance for Loan and Lease Losses” elsewhere in this discussion.

Legislative and Regulatory Developments. Actions taken by the federal government and the Federal Reserve and other bank regulatory agencies to mitigate the economic effects of COVID-19 have had an impact on our financial position and results of operations. The Federal Reserve lowered the target for the federal funds rate to a range of between zero to 0.25% effective on March 16, 2020.  The decline in interest rates has already led to new all-time low yields across the US Treasury maturity curve. In September 2020, the Federal Reserve indicated that it expects to maintain the targeted federal funds rate at current levels until such time that labor market conditions have reached levels consistent with the Federal Open Market Committee's assessments of maximum employment and inflation has risen to 2% and is on track to moderately exceed 2% for some time. This timeframe is currently expected to last through 2023.

To address the economic impact in the U.S., in March and April 2020, the President signed into law four economic stimulus packages to provide relief to businesses and individuals, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”). Among other measures, the CARES Act created funding for the Small Business Administration ("SBA”) Paycheck Protection Program ("PPP”), which provides loans to small businesses to keep their employees on payroll and make other eligible payments. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act.

On April 9, 2020, the Federal Reserve took additional steps to bolster the economy by providing additional funding sources for small and mid-sized businesses as well as for state and local governments as they work through cash flow stresses caused by the COVID-19 pandemic. Additionally, the Federal Reserve has taken other steps to provide fiscal and monetary stimuli, including reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implementing programs to promote liquidity in certain securities markets. The Federal Reserve, along with other U.S. banking regulators, has also issued interagency guidance to financial institutions that are working with borrowers affected by the COVID-19 pandemic.

In December 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included as a component of appropriations legislation, was enacted to provide economic stimulus to individuals and businesses in further response to the economic distress caused by the COVID-19 pandemic. Among other things, the legislation includes (i) payments of $600 for individuals making up to $75,000 per year, (ii) extension of the Federal Pandemic Unemployment Compensation program to include a $300 weekly enhancement in unemployment benefits beginning after December 26, 2020 up to March 14, 2021, (iii) a temporary and targeted rental assistance program, and extends the eviction moratorium through January 31, 2021, (iv) targeted funding related to transportation, education, agriculture, nutrition and other public health measures and (v) approximately $325 billion for small business relief, including approximately $284 billion for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

The Federal Reserve created various additional lending facilities and expanded existing facilities to help provide financing in response to the financial disruptions caused by COVID-19. The programs include, among others, the Paycheck Protection Program Liquidity Facility (the “PPPLF”), which is intended to extend loans to banks making PPP loans. The Federal Reserve announced extensions through March 31, 2021 for several of its lending facilities, including the PPPLF, that were generally scheduled to expire on or around December 31, 2020. As more fully discussed below, we are currently participating in the PPP as a lender and have also participated in the PPPLF.

Pursuant to the CARES Act, Section 1112, Congress determined that all existing borrowers under the SBA Section 7(a) program have been adversely affected by COVID-19, and therefore were entitled to a subsidy in the form of relief payments. Specifically, the CARES Act provides that the SBA was to pay the principal and interest on any existing and current SBA 7(a) loan for a period of nine months. These principal and interest payments were made by the SBA directly to the SBA 7(a) lender, and as such, are separate from any loan modifications made at the direction of the Bank. The Bank is a qualified SBA Section 7(a) lender, and participated in the Section 1112 program. As of December 31, 2020, the Bank had 120 loans eligible for the program, with an aggregate principal amount of $66.1 million.

On January 19, 2021, the SBA extended such payments under Section 1112(c)(1) of the CARES Act, as amended by Section 325 of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (Economic Aid Act), enacted on December 27, 2020. Of the 120 SBA Section 7(a) loans discussed above, approximately 76 for a total value of $41.7 million are eligible to receive 2 additional monthly payments each from the SBA, with a maximum payment of $9,000 per loan. Additionally, all SBA Section 7(a) loans originated by Meridian from February 1, 2021 to September 30, 2021 are eligible for 3 months of payments to be made by the SBA, with a maximum payment of $9,000 per loan.

In response to the COVID-19 pandemic, the Corporation’s management took the following actions to assist customers:

●	Through our participation in the first round of the PPP program in 2020, Meridian originated $259.7 million in PPP loans, assisting 928 customers in need of this short-term funding. These PPP loans helped our small business customers to support the paychecks of nearly 16,660 employees. Approximately 89% of PPP loans were given to customers in the markets we serve in Pennsylvania, New Jersey and Delaware. As of December 31, 2020 through ongoing forgiveness of PPP loan balances by the SBA, the total balance of PPP loans outstanding had decreased to $203.5 million.

Meridian has engaged a third-party Fintech technology partner to assist the bank and its customers to automate the forgiveness application process. This application will also be used for the second round of PPP loan originations and forgiveness.

●	Throughout the pandemic, Meridian worked with commercial, construction and residential loan customers to provide assistance with loan payment holidays of 3 to 6 months or lowered interest rates for certain construction loans. In total, approximately $156.3 million of loans covering approximately 200 borrowers were assisted with loan payment holidays of 3-6 months. As of December 31, 2020, $129.4 million of loans had returned to their original payment terms with $26.9 million in loans still in forbearance.

At the inception of the pandemic, local governors ordered all non-essential businesses to close, mandated stay-at-home orders, closed schools and universities and put a moratorium on construction for a period of time. The economic impact was widespread, but certain businesses have been more acutely impacted. Aside from construction lending, Meridian continues to monitor commercial portfolios and identified various industries that have been substantially impacted by these mandates such as retail trade, hospitality, residential spec construction and advertising/marketing. At December 31, 2020, Meridian’s exposure as a percent of the total loan portfolio to these industries was 2.8%, 2.5%, 6.1%, and 1.5%, respectively.

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

The Bank is an FDIC-insured commercial bank chartered under the laws of Pennsylvania with regulatory oversight from the FDIC and the Pennsylvania Department of Banking and Securities (“PDBS”).  The holding company, Meridian Corporation, is subject to supervision and examination by, and the regulations and reporting requirements of, the Board of Governors of the Federal Reserve System, and is subject to the disclosure and regulatory requirements of the Exchange Act. In order to adhere to regulatory expectations on an ongoing basis and to successfully prepare for the normal examination processes, Meridian maintains numerous internal controls including policies and programs appropriate to maintain the Bank’s safety and soundness, under such key areas as lending, compliance, BSA-AML, information security, human resources, deposit and cash management products, enterprise risk, merchant services, finance, title services, branch security and wealth management.

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

Meridian currently conducts certain non-banking activities through certain of the Bank’s non-bank subsidiaries. Meridian Bank currently operates four wholly-owned subsidiaries: Meridian Land Settlement Services, which provides title insurance services; Apex Realty, a real estate holding company; Meridian Wealth, a registered investment advisory firm, and Meridian Equipment Finance, an equipment leasing company.

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

In addition, the CBCA prohibits any entity from acquiring 25% (the BHC Act has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve. On January 31, 2020, the Federal Reserve Board approved the issuance of a final rule (which became effective April 1, 2020) that clarifies and codifies the Federal Reserve’s standards for determining whether one company has control over another. The final rule establishes four categories of tiered presumptions of non-control that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of non-control. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

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

Source of Strength

Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, Meridian is expected to commit resources to support the Bank, including at times when it may not be in a financial position to provide such resources, and it may not be in our, or our shareholders’ or creditors’, best interests to do so. In addition, any capital loans Meridian makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal banking regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

The Capital Rules require us to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) 7% CET1 to risk-weighted assets, (ii) 8.5% Tier 1 capital to risk-weighted assets, (iii) 10.5% total capital to risk-weighted assets and (iv) a minimum leverage ratio of 4%. The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2016 and was phased in over a four-year period, until it became fully implemented on January 1, 2019.  In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%.The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. During the first quarter of 2020, the Bank adopted the community bank leverage ratio framework as its primary regulatory capital ratio.

With respect to the Bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “—Prompt Corrective Action Framework” below.

Prompt Corrective Action Framework

The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, that the federal banking agencies take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers for purposes of implementing the PCA regulations: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

Liquidity Regulations

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

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

The FDIC adopted a final rule effective June 26, 2020, and applied as of April 1, 2020, to mitigate the effect on deposit insurance assessments of a bank’s participation in the Paycheck Protection Program, the Paycheck Protection Program Liquidity Facility and the Money Market Mutual Fund Liquidity Facility in connection with the COVID-19 pandemic.

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

Community Reinvestment Act of 1977

Under the CRA, the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of the Bank, the FDIC is required to assess our compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay in certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. Our bank received a rating of “Satisfactory” in its most recently completed CRA examination in 2020 that was as of February 11, 2020.

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

Item 1A. Risk Factors

Investing in our common stock involves a significant degree of risk. The material risks and uncertainties that management believes affect us are described below. Before investing in our common stock, you should carefully consider the risks and uncertainties described below, in addition to the other information contained in this Annual Report. Any of the following risks, as well as risks that we do not know or currently deem immaterial, could have a material adverse effect on our business, financial condition or results of operations. As a result, the trading price of our common stock could decline, and you could lose some or all of your investment. Further, to the extent that any of the information in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors below are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements”.

Risks Related to Our Business / Operations

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

The economic conditions in our local markets may be different from the economic conditions in the United States as a whole. Our success depends to a certain extent on the general economic conditions of the geographic markets that we serve in Pennsylvania, New Jersey, Delaware and Maryland. Local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the northeastern United States in general or any one or more of these local markets could negatively impact the financial results of our banking operations and have a negative effect on our profitability.

We May Be Adversely Impacted By The Transition From LIBOR As A Reference Rate

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

It is not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

We do not have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could result in added costs and employee efforts and could present additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

The value of the financial instruments we own may decline in the future.

As of December 31, 2020, we owned $131.1 million of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

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

We may be adversely affected by risks associated with completed and potential acquisitions.

We evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a merger transaction, which could dilute current shareholders' ownership interest. An acquisition could require us to use a substantial amount of cash, other liquid assets, and/or incur debt.

Our acquisition activities could involve a number of additional risks, including the risks of:

●	Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;
●	Using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;
●	The time and expense required to integrate the operations and personnel of the combined businesses;
●	Creating an adverse short-term effect on our results of operations;
●	Failing to realize related revenue synergies and/or cost savings within expected time frames; and
●	Losing key employees and customers or a reduction in our stock price as a result of an acquisition that is poorly

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

Other primary sources of funds consist of cash from operations and investment maturities, redemptions and sales. To a lesser extent, proceeds from the issuance and sale of securities to investors has become a source of funds.  Additional liquidity is provided by brokered certificates of deposits and we have the ability to borrow from the Federal Reserve Bank of Philadelphia and the FHLB. We also may borrow from correspondent banks or third party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System.

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

The Corporation is a legal entity separate and distinct from the Bank, which is a wholly-owned banking subsidiary. A substantial portion of our cash flow from operating activities, including cash flow to pay principal and interest on any debt we may incur, will come from dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to our shareholders. For example, Pennsylvania law only permits the Bank to pay dividends out of its net profits then on hand, after first deducting the Bank’s losses and any debts owed to the Bank on which interest is past due and unpaid for a period of six months or more, unless the same are well secured and in the process of collection. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Our shareholders are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we currently pay quarterly dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our shareholders is subject to the restrictions set forth in Pennsylvania law, by the Federal Reserve, and depends on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant. Notification to the Federal Reserve is also required prior to our declaring and paying a cash dividend to our shareholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the Federal Reserve objects or until such time as we receive approval from the Federal Reserve or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our shareholders. We cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

Loss of deposits could increase our funding costs.

As do many banking companies, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2020, we had $1.2 billion in deposits. These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.

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

Our growth requires that we increase our loans and deposits growth while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives. Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.

Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws.  As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations.

Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyberattacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyberattacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

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

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition or results of operations could be adversely affected.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

We are dependent for the majority of our technology, including our core operating system, on third-party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third parties faces the risk of cyber attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. We are dependent on these third-party providers securing their information systems, over which we have limited control, and a breach of their information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to serve customers better and to reduce costs. Our future success depends, in part, on our ability to effectively embrace technology to better serve customers and reduce costs. The Corporation may be required to expand additional resources to employ the latest technologies. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.

We may not be able to attract and retain key personnel and other skilled employees.

We are dependent on the ability and experience of a number of key management personnel who have substantial experience with the markets in which we offer products and services, the financial services industry, and our operations. The loss of one or more senior executives or key managers may have an adverse effect on our businesses. We maintain change in control agreements with certain executive officers to aid in our retention of these individuals. Our success depends on our ability to continue to attract, manage, and retain other qualified management personnel.

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

We operate in a highly competitive and changing industry and market area and compete with both banks and non-banks.

The banking and financial services industry in our market area is highly competitive. We may not be able to compete effectively in our markets, which could adversely affect our results of operations. The increasingly competitive environment is a result of changes in regulation, advances in technology and product delivery systems, and consolidation among financial service providers. Larger institutions have greater resources and access to capital markets, with higher lending limits, more advanced technology and broader suites of services. Competition at times requires increases in deposit rates and decreases in loan rates, and adversely impact our net interest margin.

Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.

We rely, in part, on the reputation of the Bank to attract customers and retain our customer relationships. Damage to our reputation could undermine the confidence of our current and potential customers in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this Annual Report on Form 10-K, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Meridian” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition or results of operations.

Accounting standards periodically change and the application of our accounting policies and methods may require management to make estimates about matters that are uncertain.

The regulatory bodies that establish accounting standards, including, among others, the Financial Accounting Standards Board (“FASB”) and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

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

Risks Related to COVID-19

Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described previously.

Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.

We face an increased risk of litigation and governmental, regulatory and third-party scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions. Furthermore, various governmental programs such as the PPP are complex and our participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to our reputation.

Risks Related to Lending Activities

We must effectively manage the credit risks of our loan portfolio.

Our business depends on the creditworthiness of our customers. There are risks inherent in making loans, including risks of nonpayment, risks resulting from uncertainties of the future value of collateral, and risks resulting from changes in economic and industry conditions. We attempt to reduce our credit risk through prudent loan application, underwriting and approval procedures, including internal loan reviews before and after proceeds have been disbursed, careful monitoring of the concentration of our loans within specific industries, and collateral and guarantee requirements. These procedures cannot, however, be expected to completely eliminate our credit risks, and we can make no guarantees concerning the strength of our loan portfolio.

Our allowance for loan and lease losses may be insufficient, and an increase in the allowance would reduce earnings.

We maintain an allowance for loan and lease losses at a level we believe adequate to absorb probable losses inherent in our existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

Determination of the allowance is inherently subjective as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in provisions will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

In addition, in June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 (Topic 326 -Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”).  This standard will replace the current approach under GAAP for establishing allowances for loan and lease losses (the “Allowance”), which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. We are currently evaluating the effect that the new accounting standard will have on the consolidated financial statements and related disclosures. The standard will be effective for us as of January 1, 2023.

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

Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by government-sponsored entities (“GSEs”) and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. We are highly dependent on these purchasers continuing their mortgage purchasing programs. Additionally, because the largest participants in the secondary market are Ginnie Mae, Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations. Since September 2008 Fannie Mae and Freddie Mac have been operating in a conservatorship setup by the U.S. government as a response to the financial crisis of 2008.  The Federal Housing Finance Agency (“FHFA”) continues to carry out its responsibilities as conservator.

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

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Corporation may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or the release of hazardous or toxic substances at a property. Our policies and procedures require environmental factors to be considered during the loan application process. An environmental review is performed before initiating any commercial foreclosure action; however, these reviews may not be sufficient to detect all potential environmental hazards. Possible remediation costs and liabilities could have a material adverse effect on our financial condition.

Our business is significantly dependent on the real estate markets in which we operate, as a significant percentage of our loan portfolio is secured by real estate or mortgage loans originated for sale.

Many of the loans in our portfolio are secured by real estate. As of December 31, 2020, our real estate loans, excluding mortgages held for sale, include $140.2 million of construction and development loans, $65.0 million of home equity loans, $485.1 million of commercial real estate (“CRE”) loans and $52.5 million of residential mortgage loans, with the majority of these real estate loans concentrated in the southeast Pennsylvania, Delaware and southern New Jersey. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Southeast Pennsylvania, Delaware and southern New Jersey has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in southeast Pennsylvania, Delaware and southern New Jersey, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally.

Risks Related our Wealth Management Business

An economic slowdown could impact Meridian Wealth division revenues.

A general economic slowdown may cause current clients to seek alternative investment opportunities with other providers, which would decrease the value of Meridian Wealth’s assets under management resulting in lower fee income to the Corporation.

A significant decrease in Meridian Wealth’s assets under management could also lead to impairment of the goodwill recorded upon the acquisition of HJ Wealth in 2017. Goodwill is initially recorded at fair value and is not amortized, but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, we may determine that impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner.

Risks Related to Interest Rates

Fluctuations in market interest rates, particularly in a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, can negatively impact net interest margin and net interest income.

Our results of operations are largely dependent on net interest income, which is the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Therefore, any change in general market interest rates, including changes resulting from the Federal Reserve Board’s policies, can have a significant effect on our net interest income and total income. There may be mismatches between the maturity and repricing of our assets and liabilities that could cause the net interest rate spread to compress, depending on the level and type of changes in the interest rate environment. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental agencies. In addition, some of our customers often have the ability to prepay loans or redeem deposits with either no penalties or penalties that are insufficient to compensate us for the lost income. A significant reduction in our net interest income will adversely affect our business and results of operations. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

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

Risks Related to Regulation

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision, and examination by our primary federal regulators, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, and by the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against the Bank under these laws or an enforcement action by our regulators could have a material adverse effect on our financial condition and results of operations. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, comments on the classification of our assets, and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Changes in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

We cannot predict the effect of legislative and regulatory initiatives, which could increase our costs of doing business and adversely affect our results of operations and financial condition.

Changes to statutes, regulations, regulatory or accounting policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products, change regulatory capital requirements or the required size of our allowance for loan losses and change deposit insurance assessments, any of which would negatively impact our financial condition and result of operations. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

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

While we currently meet the requirements of the Basel III-based Capital Rules, we may fail to do so in the future. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and level of required deposit insurance assessments to the FDIC, our ability to pay dividends on our capital stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

General Risk Factors

Our stock price, like many of our peers, may be volatile, and you could lose part or all of your investment as a result.

Our stock price may fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in our quarterly results of operations;
●	the failure of securities analysts to cover, or continue to cover, us after this offering;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding us, our competitors or other financial institutions;
●	future sales of our common stock;
●	departure of our management team or other key personnel;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;
●	litigation and governmental investigations; and
●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

Certain banking laws and certain provisions of our articles of incorporation may have an anti-takeover effect.

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

There also are provisions in our articles of incorporation and our bylaws, such as limitations on the ability to call a special meeting of our shareholders, that may be used to delay or block a takeover attempt. In addition, our board of directors are be authorized under our articles of incorporation to issue shares of our preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without shareholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation is headquartered in Malvern, Pennsylvania and has six full-service branches. Its main branch, in Paoli, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. In addition to our deposit taking branches, there are currently 17 other offices, including headquarters for Corporate, the Wealth Division and the Mortgage Division. Other than our corporate headquarters, all of our offices are leased. The Bank had a net book value of $5.8 million for all locations at December 31, 2020.

Branch locations:

●	Paoli Branch – 1176 Lancaster Avenue, Paoli, PA 19301
●	West Chester Branch – 16 W. Market Street, West Chester, PA 19382
●	Media Branch – 100 E. State Street, Media, PA 19063
●	Doylestown Branch – 1719A S. Easton Road, Doylestown, PA 18901
●	Blue Bell Branch – 653 Skippack Pike, Ste. 116, Blue Bell, PA 19422
●	Philadelphia Branch – 1760 Market Street, Philadelphia, PA 19103

Other offices:

●	Corporate Headquarters – 9 Old Lincoln Highway, Malvern, PA 19355
●	Mortgage Headquarters – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
●	Meridian Wealth Office – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
●	Mortgage Loan Production Office – 1601 Concord Pike, Suite 45, Wilmington, DE 19803
●	Mortgage Loan Production Office – 5301 Limestone Road, Suite 202, Wilmington, DE 19801
●	Mortgage Loan Production Office – 22128 Sussex Highway, Seaford, DE 19973
●	Mortgage Loan Production Office – 111 Continental Drive, Suite 406, Newark, DE 19713
●	Mortgage Loan Production Office – 5001 Louise Drive, Suite 101, Mechanicsburg, PA 17055
●	Mortgage Loan Production Office – 350 Highland Drive, Suite 160, Mountville, PA 17554
●	Mortgage Loan Production Office – 2330 New Road, Northfield, NJ 08225
●	Mortgage Loan Production Office – 1221 College Park Drive, Suite 118, Dover, DE 19904
●	Mortgage Loan Production Office – 8894 Stanford Boulevard, #203, Columbia, MD 21045
●	Mortgage Loan Production Office – 2448 Holly Avenue, Ste. 100, Annapolis, MD 21401
●	Mortgage Loan Production Office – 10101 Philadelphia Road, 2nd Fl., Baltimore, MD 21237
●	Mortgage Loan Production Office – 22 W. Pennsylvania Avenue, Towson, MD 21204
●	Mortgage Loan Production Office – 2028 E. Joppa Road, 2nd Fl., Baltimore, MD 21234
●	Mortgage Loan Production Office – 15722 Crabbs Branch Way, Ste. 2D, Rockville, MD 20855
●	Mortgage Loan Production Office – 2809 Boston Street, Ste. 505, Baltimore, MD 21224

Item 3. Legal Proceedings

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In September 2019, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation.  Although the Bank believed it had strong and meritorious defenses, given the expense and inconvenience of  litigation, on July 24, 2019 through mediation, the Bank reached an agreement in principle with the plaintiffs to settle this litigation for $990 thousand in total. The Bank had a litigation reserve of $990 thousand at December 31, 2019.  The parties submitted a negotiated settlement agreement to the court, and received final court approval on December 19, 2019. On February 29, 2020 the Bank made a payment of $1.0 million in final settlement of this matter, which included additional minor expenses.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the NASDAQ Global Select Market under the symbol "MRBK".  As of March 25, 2021, there were approximately 196 registered shareholders of the Corporation's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Share Repurchases

The was no repurchasing activity of the Corporation during the fourth quarter of 2020.

Dividend Policy

In 2020 the Corporation commenced quarterly cash dividends on its common stock. The Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable August 24, 2020, to shareholders of record as of August 10, 2020. On October 22, 2020, the Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable November 23, 2020, to shareholders of record as of November 9, 2020. On January 28, 2021, the Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable February 22, 2021, to shareholders of record as of February 8, 2021.

Special Dividend

On February 16, 2021, the Corporation’s Board of Directors declared a special dividend of $1.00 per share on its Common Stock, payable on March 15, 2021 to shareholders of record as of March 1, 2021.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and the Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.

Item 6. Selected Financial Data

Selected historical consolidated financial information

The following table should be read in conjunction with our Consolidated Financial Statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Selected period End Balance Sheet Data:
Cash and cash equivalents	$36,744	39,371	23,952	35,506	18,872
Investment securities	130,072	67,636	63,169	52,867	47,552
Loans receivable, gross	1,284,764	964,710	838,106	694,637	604,291
Loans held for sale	229,199	33,704	37,695	35,024	39,573
Allowance for loans losses	(17,767)	(9,513)	(8,053)	(6,709)	(5,425)
Goodwill and intangible assets, net	4,500	4,773	5,046	5,495	—
Total assets	1,720,197	1,150,019	997,480	856,035	733,693
Interest-bearing deposits	1,037,492	711,718	625,980	526,655	431,034
Total deposits	1,241,335	851,168	752,130	627,109	527,136
Total liabilities	1,578,575	1,029,324	887,928	754,672	663,730
Total Stockholders' equity	141,622	120,695	109,552	101,363	69,963

Selected Income Statement Data:
Interest income	$62,656	52,863	44,064	35,720	30,980
Interest expense	13,660	16,527	11,407	6,782	5,192
Net interest income	48,996	36,336	32,657	28,938	25,788
Provisions for loan losses	8,302	901	1,577	2,161	1,198
Net interest income after provisions for loan losses	40,694	35,435	31,080	26,777	24,590
Non-interest income	86,918	32,893	32,355	36,700	42,844
Non-interest expense	93,076	54,814	52,945	57,691	59,913
Net income before income taxes	34,536	13,514	10,490	5,786	7,521
Income tax expense (benefit)	8,098	3,033	2,327	2,754	2,599
Net income	26,438	10,481	8,163	3,032	4,922
Preferred stock dividends and net accretion	—	—	—	(1,167)	(1,156)
Net income available to common stockholders	26,438	10,481	8,163	1,865	3,767

Selected Per Share Data:
Earnings per common share, basic	$4.32	1.64	1.28	0.50	1.12
Earnings per common share, diluted	$4.27	1.63	1.27	0.49	1.11
Book value per common share	$23.08	18.84	17.10	15.86	15.50
Tangible book value per share(1)	$22.35	18.09	16.31	15.00	15.50
Weighted average common shares outstanding, basic	6,122	6,407	6,397	3,743	3,362
Weighted average common shares outstanding, diluted	6,187	6,438	6,427	3,770	3,389
Shares outstanding at the end of period	6,136	6,405	6,407	6,392	3,685

Selected Performance Metrics:
Return on average assets (ROAA)	1.78%	1.01%	0.90%	0.39%	0.71%
Return on average equity (ROAE)	21.33%	9.09%	7.77%	3.97%	7.69%
Net interest spread	3.17%	3.21%	3.44%	3.69%	3.67%
Net interest margin (NIM)	3.40%	3.65%	3.80%	3.93%	3.87%
Efficiency ratio	68.48%	79.18%	81.44%	87.78%	87.30%
Noninterest income to average assets	5.85%	3.17%	3.62%	4.69%	6.21%
Noninterest expense to average assets	6.26%	5.29%	5.87%	7.41%	8.68%
Yield on interest-earning assets	4.35%	5.30%	5.14%	4.83%	4.62%
Cost of interest-bearing liabilities	1.18%	2.10%	1.69%	1.16%	0.95%
Yield on loans	4.59%	5.51%	5.35%	5.10%	4.89%
Cost of deposits	1.07%	1.97%	1.54%	0.95%	0.77%

Selected Credit Quality Ratios:
Nonperforming assets to total assets	0.46%	0.29%	0.39%	0.42%	0.73%
Nonperforming loans to total loans	0.62%	0.34%	0.45%	0.43%	0.83%
Allowance for loan losses to nonperforming loans	224.04%	294.12%	204.85%	212.51%	101.90%
Allowance for loan losses to total loans	1.38%	0.99%	0.96%	0.92%	0.84%
Allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.65%	1.00%	1.01%	0.96%	0.90%
Net charge-offs to average loans	0.00%	(0.06)%	0.03%	0.13%	0.17%

Corporation Capital Ratios:
Tier 1 leverage capital ratio	8.96%	10.55%	11.16%	12.37%	9.67%
Tier 1 risk-based capital ratio	10.22%	11.21%	11.72%	12.86%	10.62%
Total risk-based capital ratio	14.55%	16.10%	13.66%	15.53%	13.51%
Common equity tier 1 capital ratio	10.22%	11.21%	11.72%	12.86%	8.68%
(1) Refer to Non-GAAP Financial Measures section below

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Market Conditions

Our financial condition and performance, as well as the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, are all highly dependent on the business environment in the primary markets in which we operate and in the United States as a whole. As discussed further in Part I, Item 1, during the first quarter of 2020, an outbreak of a novel strain of coronavirus (COVID-19) spread around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had, are currently having and will continue to have a destabilizing effect on financial markets and economic activity. The full extent of the impact of COVID-19 on our operational and financial performance is currently uncertain, cannot be predicted and will depend on certain developments, including, among others, the duration and spread of COVID-19, its impact on our customers, employees and vendors, and governmental, regulatory and private sector responses, which may be precautionary, to the coronavirus.

In light of the changing economic outlook as a result of COVID-19, as well as other factors, including the possibility of an oil price war in March 2020, the 10-year Treasury yield had fallen to historic lows, and the equity markets were and continue to be significantly impacted. In response, the Federal Reserve reduced the target federal funds rate by 50 basis points on March 3, 2020, and then by an additional 100 basis points on March 15, 2020. Since the assets and liabilities of the Corporation are significantly impacted by changes in interest rates, the Corporation adjusted its deposit and loan offering rates and continues to monitor them during this crisis.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments.  Additional information about these policies can be found in footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2020 and 2019.

Provision and allowance for loan and lease losses

The provision for loan and lease losses reflects the amount required to maintain the allowance for loan and lease losses (“Allowance”) at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.

The Allowance is maintained at a level that management believes is appropriate to provide for incurred loan and lease losses as of the date of the Consolidated Balance Sheet and we have established methodologies for the determination of its adequacy.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general allowance as well as specific allowances that are determined on an individual loan basis for impaired loans.  We increase our Allowance by charging provisions for losses against our income and decreased by charge-offs, net of recoveries.

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

Results of operations – Years ended December 31, 2020 and 2019

Overview

Our reported net income for the year ended December 31, 2020, was $26.4 million or $4.27 per diluted common share compared to $10.5 million or $1.63 per diluted common share for the same period in 2019. The increase was driven by growth in earning assets, which contributed $9.8 million in increased interest income, as well as growth in non-interest fee producing divisions such as mortgage, wealth and SBA. The increase in net income was also driven by a $2.9 million decrease in interest expense, while the provision for loan losses increased $7.4 million.  Total net non-interest income (non-interest income less non-interest expense) improved $15.8 million.

Net interest income

Our earnings are derived from net interest income, which is our interest income less interest expense. Changes in our balance sheet composition, including interest-earning assets, deposits, and borrowings, combined with changes in market interest rates, impact our net interest income. Net interest margin is net interest income divided by average interest-earning assets. We manage our interest-earning assets and funding sources, including non-interest and interest-bearing liabilities, in order to maximize this margin. Net interest income on a tax equivalent yield basis (“TEY”) increased by $12.8 million, or 35.1%, to $49.2 million for the year ended December 31, 2020 from $36.4 million for the same period in 2019. Our net interest margin was 3.40% on a TEY for the year ended December 31, 2020 as compared to 3.65% for the same period in 2019.  The decrease in net interest margin, year-over-year, reflects the declining yield on certain interest earnings assets, somewhat offset by the declining cost of funds.

Average balance sheet, interest and yield/rate analysis.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned, on a tax equivalent basis, and rates paid for the years ended December 31, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming loans.

	2020			2019
		Interest			Interest
For the Year Ended December 31,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$9,351	31	0.33%	$6,429	140	2.17%
Federal funds sold	17,795	38	0.21%	930	24	2.64%
Investment securities(1)	102,285	2,408	2.35%	62,900	1,642	2.61%
Loans held for sale	127,829	3,693	2.89%	28,980	1,164	4.01%
Loans held for investment(1)	1,187,819	56,675	4.77%	898,810	49,973	5.53%
Total loans	1,315,648	60,368	4.59%	927,790	51,137	5.51%
Total interest-earning assets	1,445,079	62,845	4.35%	998,049	52,943	5.30%
Noninterest earning assets	41,400			38,320
Total assets	$1,486,479			$1,036,369
Liabilities and stockholders' equity
Interest bearing liabilities
Interest-bearing deposits	$195,141	1,644	0.84%	$92,695	1,461	1.57%
Money market and savings deposits	428,227	3,606	0.84%	303,463	5,239	1.73%
Time deposits	312,528	4,720	1.51%	310,293	7,207	2.32%
Total deposits	935,896	9,970	1.07%	706,451	13,907	1.97%
Short-term borrowings	59,322	882	1.49%	68,059	1,696	2.49%
Long-term borrowings	119,879	421	0.35%	2,328	71	3.06%
Total Borrowings	179,201	1,303	0.73%	70,387	1,767	2.51%
Subordinated Debentures	41,010	2,387	5.73%	10,704	853	7.96%
Total interest-bearing liabilities	1,156,107	13,660	1.18%	787,542	16,527	2.10%
Non-interest bearing deposits	190,209			126,001
Other non-interest bearing liabilities	16,240			7,570
Total liabilities	$1,362,556			$921,113
Total stockholders' equity	123,923			115,256
Total stockholders' equity and liabilities	$1,486,479			$1,036,369
Net interest income (1)		$49,185			$36,416
Net interest spread (1)			3.17%			3.21%
Net interest margin (1)			3.40%			3.65%

(1)	Yields and net interest income and ratios are reflected on a tax-equivalent basis.

Rate/Volume Analysis

During 2020, net interest income increased $12.8 million or 35.1% on a tax equivalent basis. As shown in the following Rate/Volume Analysis table, this increase was primarily attributable to volume changes. Volume related changes contributed $13.3 million towards interest income which was partially offset by unfavorable changes in rate of $567 thousand.

The favorable change in net interest income due to volume changes was driven largely from growth in total loans, which increased $387.9 million on average. This increase contributed $17.2 million to interest income. Total investment securities, cash and cash equivalents increased $59.2 million on average combined, an increase of $1 million to interest income. On the funding side, interest checking and money market accounts together rose $227.2 million on average during the year, reducing net interest income by $2.7 million. Time deposits increased $2.2 million on average year over year, causing a slightly unfavorable change of $51 thousand to net interest income. Average borrowings increased $108.8 million and had an unfavorable impact of $271 thousand on net interest income, while the increase of $30.3 million increase in average subordinated debt contributed $1.8 million unfavorably to net interest income.

The unfavorable change in net interest income due to rate changes was driven largely from the decrease in the yield on interest-earning assets which decreased net interest income $8.3 million. The unfavorable change due to cash and investments was $372 thousand. The yield on loans held for investment declined 76 basis points resulting in a $7.6 million decrease in net interest income.  These unfavorable changes in net interest income were nearly offset by a reduction in the cost of funds. Most notably the decline in the cost of deposits contributed a favorable $6.7 million to net interest income as the cost of interest-bearing deposits, money market and savings deposits, and time deposits decreased 73, 89, and 81 basis points, respectively.

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

	December 31, 2020 Compared to 2019
	Change in interest due to:
(dollars in thousands)	Rate	Volume	Total
Interest income:
Due from banks	$(154)	45	(109)
Federal funds sold	(42)	56	14
Investment securities(1)	(176)	942	766
Loans held for sale	(409)	2,938	2,529
Loans held for investment(1)	(7,556)	14,258	6,702
Total loans	(7,965)	17,196	9,231
Total interest income	$(8,337)	18,239	9,902
Interest expense:
Interest bearing deposits	$(896)	1,079	183
Money market and savings deposits	(3,304)	1,671	(1,633)
Time deposits	(2,538)	51	(2,487)
Total interest bearing deposits	(6,738)	2,801	(3,937)
Short-term borrowings	(617)	(197)	(814)
Long-term borrowings	(118)	468	350
Total borrowings	(735)	271	(464)
Subordinated debentures	(297)	1,831	1,534
Total interest expense	(7,770)	4,903	(2,867)
Interest differential	$(567)	13,336	12,769
(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Provision for loan losses

The provision for loan losses was $8.3 million for the twelve months ended December 31, 2020, compared to a $901 thousand provision for the twelve months ended December 31, 2019. The provision for the current year period was due largely to qualitative provisioning for the continued economic uncertainty as a result of the COVID-19 pandemic and overall loan portfolio growth, combined with the impact of a $1.5 million specific reserve placed on an impaired commercial loan during the third quarter of 2020.

Non-interest income

Total non-interest income for the year ended December 31, 2020 was $ 86.9 million, up $54.0 million or 164.1%, from the year ended December 31, 2019. This increase in non-interest income came primarily from our mortgage division as mortgage banking net revenue increased $50.5 million or 194.0% over the prior year period.  The significant increase in the current year period came from increased levels of mortgage loan originations due to both the expansion of the division into Maryland as well as the favorable rate environment for refinance activity. Our mortgage division originated $2.4 billion in loans during the year ended December 31, 2020, an increase of $1.8 billion, or 311.0%, from the prior year period.  Refinance activity represented 60% of the total residential mortgage loans originated for the year ended December 31, 2020, compared to 30% for the year ended December 31, 2019.  Overall, the margin on mortgage banking activity declined 58 basis points from 2.80% for the year ended December 31, 2019 to 2.22% for the year ended December 31, 2020.  The increase in the mortgage pipeline as a result of the expansion and the refinance activity generated significant positive fair value changes in derivative instruments and loans held-for-sale.  These fair value changes increased non-interest income a combined $8.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019.  These changes were offset by increases in net hedging losses of $8.6 million.

Wealth management revenue increased $230 thousand, or 6.3%, year-over-year due to the more favorable market conditions that existed in the year ended December 31, 2020, compared to the prior year comparable period.

Non-interest income from the sales of investments amounted to $1.3 million for the year ended December 31, 2020, an increase of $1.2 million from the prior year period.  Income from the sales of SBA 7(a) loans increased $1.2 million, or 83.5%, from the prior year period, to $2.6 million. $41.1 million in SBA 7(a) loans were sold for the year ended December 31, 2020, compared to $22.4 million in loans sold for the year ended December 21, 2019.  Other fee income was up $934 thousand or 57.7% for the year ended December 31, 2020, from the year ended December 31, 2019 due largely to $319 thousand in swap fee income from customer loan swaps recorded in the current year period, an increase of $144 thousand in title fee income, a $149 thousand increase in wire fee income as well as $436 thousand in mortgage fee income, respectively, as loan closing activity increased period-over-period.

	Year Ended December 31,
(dollars in thousands)	2020	2019
Non-interest income:
Mortgage banking income	$76,461	26,009
Wealth management income	3,854	3,624
SBA loan income	2,572	1,401
Earnings on investment in life insurance	279	290
Net change in the fair value of derivative instruments	4,975	111
Net change in the fair value of loans held-for-sale	3,847	(13)
Net change in the fair value of loans held-for-investment	323	391
Net loss on hedging activity	(9,400)	(816)
Net gain on sale of investment securities available-for-sale	1,345	165
Service charges	107	110
Other	2,555	1,621
Total non-interest income	$86,918	32,893

Non-interest expense

Total non-interest expense for the year ended December 31, 2020 was $93.1 million, up $38.3 million or 69.8%, from the year ended December 31, 2019.  The increase is largely attributable to the variable expenses from loan originations overall, particularly mortgage commissions.   Total salaries and employee benefits expense was $72.1 million, an increase of $37.0 million or 105.2%, compared to the year ended December 31, 2019. Of this increase, $33.2 million relates to the mortgage division.  Full-time equivalent employees, particularly in the mortgage division, increased year-over-year. As noted above, in the first quarter of 2020, we expanded our mortgage division into Maryland with the hiring of nearly 90 individuals year to date. Advertising expenses increased by $377 thousand or 15.2% during the year ended December 31, 2020, due mainly to an increase in marketing related costs from the mortgage division. Professional fees increased $499 thousand or 19.1%, compared to the prior year period due largely to an increase in consulting costs incurred on several IT related projects that Meridian has undertaken to improve efficiency and automation in processes, combined with an increase in third party valuation services related to the increased mortgage division activity.  Other expenses were down year over year due largely to the impacts from stay at home orders and business restrictions brought on by the COVID-19 pandemic.

	Year Ended December 31,
(dollars in thousands)	2020	2019
Non-interest expenses:
Salaries and employee benefits	$72,147	35,157
Occupancy and equipment	4,292	3,806
Professional fees	3,113	2,614
Advertising and promotion	2,852	2,475
Data processing	1,913	1,327
Information technology	1,542	1,256
Pennsylvania bank shares tax	1,049	658
Other	6,168	7,521
Total non-interest expenses	$93,076	54,814

Income tax expense

Income tax expense for the year ended December 31, 2020 was $8.1 million as compared to $3.0 million for the same period in 2019. The effective tax rates for the twelve-month periods ended December 31, 2020 and 2019 were 23.4% and 22.4%, respectively. For more information related to income taxes, refer to footnote 14 in the Notes to Consolidated Financial Statements.

Balance Sheet Summary

Assets

As of December 31, 2020, total assets were $1.7 billion compared with $1.2 billion as of December 31, 2019.  Total assets increased $570.2 million, or 49.6%, from December 31, 2019 primarily due to strong loan growth.

Total loans, excluding mortgage loans held for sale, increased by $320.1 million, or 33.2%. Investment securities and cash and cash equivalents increased $59.8 million, or 55.4%, year-over-year. Our overall asset growth was funded largely by an increase in deposits of $390.2 million, or 45.8%, to $1.2 billion at December 31, 2020 from $851.2 million at December 31, 2019. Increases in borrowings of $145.6 million, or 114.8% year-over-year, particularly from PPPLF advances, also helped to fund the growth in our loan portfolio.

Loans

Our loan portfolio is the largest category of our interest-earning assets. As of December 31, 2020 and 2019, our total loans amounted to $1.5 billion and $1.0 billion, respectively. Our loan portfolio is comprised of loans originated to be held in portfolio, as well as residential mortgage loans originated for sale.  Meridian engages in the origination of residential mortgages, most typically for 1-4 family dwellings, with the intention of the Corporation to principally sell substantially all of these loans in the secondary market to qualified investors. Our loans held in portfolio are originated by our commercial and consumer loan divisions. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses. We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.

Loans and leases outstanding at December 31, 2020 and 2019 are detailed by category as follows:

		% of		% of
(dollars in thousands)	2020	Portfolio	2019	Portfolio
Mortgage loans held for sale	$229,199	15.1%	33,704	3.4%
Real estate loans:
Commercial mortgage	485,103	31.9%	362,590	36.3%
Home equity lines and loans	64,987	4.3%	81,583	8.2%
Residential mortgage	52,454	3.5%	53,665	5.4%
Construction	140,246	9.2%	172,044	17.2%
Total real estate loans	742,790	48.9%	669,882	67.0%

Commercial and industrial	261,750	17.2%	273,301	27.3%
Small business loans	49,542	3.3%	21,616	2.2%
Paycheck Protection Program loans ("PPP")	203,543	13.4%	—	0.0%
Main Street Lending Program Loans ("MSLP")	580	0.0%	—	0.0%
Consumer	511	0.0%	1,003	0.1%
Leases, net	31,040	2.0%	697	0.1%
Total portfolio loans and leases	1,289,756	84.9%	966,499	96.6%
Total loans and leases	$1,518,955	100.0%	1,000,203	100.0%

Commercial and industrial loans, commercial construction loans and commercial real estate loans increased a combined $79.2 million, or 9.8%, for the year ended December 31, 2020.  The growth in the commercial portfolios continues to reflect the work of our strategically expanded lending team as well as strong local market conditions.

Commercial real estate loans. Our commercial real estate loans are secured by real estate that is both owner-occupied and investor owned. Owner-occupied commercial real estate loans generally involve less risk than an investment property and are distinctly reported from non-owner occupied commercial real estate loans for measuring loan concentrations for regulatory purposes. Our owner-occupied commercial real estate loans are originated and managed within our commercial loan department and comprised 34.4% of our total commercial real estate loan portfolio at December 31, 2020. The remaining commercial real estate loans are managed by our commercial real estate department which offer the following commercial real estate products:

●	Permanent – Investor Real Estate Loans
o	Purchase and refinance loan opportunities for a number of product types, including single-family rentals, multi-family residential as well as tenanted income producing properties in a variety of real estate types, including office, retail, industrial, and flex space
●	Construction Loans
o	Residential construction loans to finance new construction and renovation of single and 1-4 family homes located within our market area
o	Commercial construction loans for investment properties, generally with semi-permanent attributes
o	Construction loans for new, expanded or renovated operations for our owner occupied business clients
●	Land Development Loans
o	Meridian considers a limited number of strictly land development oriented loans based upon the risk, merit of the future project and strength of the borrower/guarantor relationship

Our commercial real estate loans increased by $122.5 million, or 33.8%, to $485.1 million at December 31, 2020 from $362.6 million at December 31, 2019. Our total commercial real estate loan portfolio represented 31.9% and 36.3% of our total loan portfolio at December 31, 2020 and 2019, respectively.

Commercial and Industrial Loans

We provide a variety of variable and fixed rate commercial business loans and lines of credit. These loans and lines of credit are made to small and medium-sized manufacturers and wholesale, retail and service-related businesses. Additionally, we lend to companies in the technology, healthcare, real estate and financial service industries. Commercial business loans generally include lines of credit and term loans with a maturity of five years or less. The primary source of repayment for commercial business loans is generally operating cash flows of the business and may also include collateralization of inventory, accounts receivable, equipment and/or personal guarantees. Our commercial and industrial loans decreased by $11.5 million, or 4.2%, to $261.8 million at December 31, 2020 from $273.3 million at December 31, 2019. The total commercial portfolio represented 17.2% and 27.3% of our total loan portfolio at December 31, 2020 and 2019, respectively.

Small Business Loans

We provide financing to small businesses in various industries that include guarantees under the Small Business Administrations (SBA’s) loan programs.  Our small business loans increased by $27.9 million, or 129.2%, to $49.5 million at December 31, 2020 from $21.6 million at December 31, 2019. The small business loans portfolio represented 3.3% and 2.2% of our total loan portfolio at December 31, 2020 and 2019, respectively.

Paycheck Protection Program Loans / Main Street Lending Program Loans

Meridian participated in the SBA’s Paycheck Protection Program (PPP) loan program and the Federal Reserve’s Main Street Lending Program (MSLP) to support lending to small and medium sized businesses that were impacted by the COVID-19 pandemic. At December 31, 2020 the balance of PPP loans was $203.5 million, while at December 31, 2020 the balance of MSLP loans was $580 thousand, after netting out participations. PPP loans and MSLP loans represented 13.4% and 0.0% of our total loan portfolio at December 31, 2020, respectively.

Residential loans

Our residential loans held in portfolio are primarily secured by single-family homes located in our market areas. Our loan pipeline is fed via our mortgage loan production offices (“LPOs”) and through relationships with commercial lending and through relationships with sales brokers and agents who actively refer clients to Meridian.  The balance of residential loans in portfolio decreased $1.2 million, or 2.3%, to $52.5 million at December 31, 2020 from $53.7 million at December 31, 2019. The total residential loan portfolio represented 3.5% and 5.4% of our total loan portfolio at December 31, 2020 and 2019, respectively.

Consumer and Personal Loans

Our consumer-lending department principally originates home equity based products for our clients and prospects. These loans typically fund completely at closing. Additional products include smaller dollar personal loans and our newly introduced student loan refinance product, designed to provide additional flexibility in repayment terms desired in the marketplace. Our consumer credit products include home equity lines and loans, personal lines and loans, and student loan refinancing. The total consumer loan portfolio represented 0.1% of our total loan portfolio at December 31, 2020 and 2019.

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

As of December 31, 2020 the fair value of our investment portfolio totaled $130.4 million, with an effective tax equivalent yield of 2.25% and an estimated duration of approximately 5.74 years. The majority of our investment portfolio, or 55.1%, consists of municipal securities, along with 19.52% in U.S. Agency asset-backed securities. The remainder of our securities portfolio is invested in other securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand.

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$25,303	364	(75)	25,592
U.S. government agency mortgage-backed securities	3,854	192	—	4,046
U.S. government agency collateralized mortgage obligations	23,010	916	(17)	23,909
State and municipal securities	63,848	2,025	(63)	65,810
Corporate bonds	4,200	7	(2)	4,205
Total securities available-for-sale	$120,215	3,504	(157)	123,562
Securities held-to-maturity:
State and municipal securities	6,510	347	—	6,857
Total securities held-to-maturity	$6,510	347	—	6,857

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(dollars in thousands)	cost	gains	losses	value
Securities available-for-sale:
U.S. asset backed securities	$11,967	—	(101)	11,866
U.S. government agency mortgage-backed securities	5,457	66	(26)	5,497
U.S. government agency collateralized mortgage obligations	35,096	300	(173)	35,223
State and municipal securities	6,354	—	(84)	6,270
Total securities available-for-sale	$58,874	366	(384)	58,856
Securities held-to-maturity:
State and municipal securities	8,780	223	—	9,003
Total securities held-to-maturity	$8,780	223	—	9,003

Asset Quality Summary

Asset quality remains strong year-over-year despite the pressures that the COVD-19 pandemic has had on businesses and the economy locally and nationally. Meridian realized net charge-offs of 0.00% of total average loans for the year ended December 31, 2020, compared with net recoveries of (0.06)% for the year ended December 31, 2019. Total non-performing assets, including loans and other real estate property, were $7.9 million as of December 31, 2020, $3.4 million as of December 31, 2019.

The increase to non-performing loans from December 31, 2019 to December 31, 2020 resulted from a $2.3 million increase in nonperforming commercial mortgages, an $864 thousand increase in nonperforming commercial loans, a $1.2 million increase in residential mortgage loans, and a $322 thousand increase in home equity lines and loans.

The ratio of non-performing assets to total assets as of December 31, 2020 was 0.46% compared to 0.29% as of December 31, 2019. The ratio of allowance for loan losses to total loans, was 1.38% as of December 31, 2020, up from the 0.99% recorded as of December 31, 2019. The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure), was 1.65% as of December 31, 2020, up from the 1.00% recorded as of December 31, 2019. PPP loans are excluded from calculation of this ratio as they are guaranteed by the SBA and therefore we have not provided for in the allowance for loan losses. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section below.  During 2019 one residential mortgage loan was foreclosed on and the property was recorded within other real estate owned (“OREO”) in the balance sheet at the lower of cost or fair value less cost to sell of $120 thousand.  There were no properties in OREO as of December 31, 2020, as the above noted property was sold during 2020 and a gain of $6 thousand was recorded on the sale.

As of December 31, 2020, the Corporation had $3.6 million of TDRs, of which $3.4 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2019, the Corporation had $3.9 million of TDRs, of which $3.6 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of December 31, 2020, the Corporation had a recorded investment of $10.4 million of impaired loans and leases which included $3.6 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2019 totaled $7.3 million, which included $3.9 million of TDRs. Refer to footnote 6 in the notes to the Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

	As of
	December 31,	December 31,
(dollars in thousands)	2020	2019
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$3,061	733
Home equity lines and loans	859	537
Residential mortgage	2,725	1,544
Total real estate loans	$6,645	2,814
Commercial and industrial	1,285	421
Total nonaccrual loans	$7,930	3,235
Other real estate owned	—	120
Total non-performing loans	$7,930	3,235
Total non-performing assets	$7,930	3,355

Troubled debt restructurings:
TDRs included in non-performing loans	244	319
TDRs in compliance with modified terms	3,362	3,599
Total TDRs	$3,606	3,918

Asset quality ratios:
Non-performing assets to total assets	0.46%	0.29%
Non-performing loans to:
Total loans and leases	0.52%	0.32%
Total loans held-for-investment	0.62%	0.34%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	0.74%	0.34%
Allowance for loan losses to:
Total loans and leases	1.17%	0.95%
Total loans held-for-investment	1.38%	0.99%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.65%	1.00%
Non-performing loans	224.04%	294.12%

Total loans and leases	$1,513,963	998,414
Total loans and leases held-for-investment	$1,284,764	964,710
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,072,727	954,164
Allowance for loan and lease losses	$17,767	9,513

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” above for a reconciliation of this measure to its most comparable GAAP measure. PPP loans have only been excluded from this calculation as of December 31, 2020.

Deposits and Equity

Deposits were $1.2 billion as of December 31, 2020, up $390.2 million, or 45.8%, from December 31, 2019. Non-interest bearing deposits increased $64.4 million, or 46.2%, from December 31, 2019. Interest-bearing checking accounts increased $112.2 million, or 118.8%, from December 31, 2019.  Money market accounts/savings accounts increased $267.2 million, or 87.5% since December 31, 2019, driven by business money market accounts and sweep accounts.  Increases in core deposits were driven from loan customers as part of new business and municipal relationships and also as a result of the PPP loan process.  Certificates of deposit decreased $53.5 million, or 17.2%, from December 31, 2019, as non-term deposits were preferred by customers in this low rate environment.

The following table summarizes our deposit balances and weighted average rate paid for the periods presented.

	Year ended December 31, 2020			Year ended December 31, 2019
		Weighted			Weighted
	Average	average	Percent of	Average	average	Percent of
(dollars in thousands)	amount	rate paid	total deposits	amount	rate paid	total deposits
Non-interest bearing deposits	$190,209	—	16.89%	$126,002	—	15.14%
Interest bearing deposits	623,368	0.84%	55.36%	396,158	1.69%	47.59%
Time deposits:
Under $100,000	26,445	1.80%	2.35%	19,597	2.34%	2.35%
$100,000 and greater	286,083	1.48%	25.40%	290,696	2.32%	34.92%
Total	$1,126,105	1.07%	100.00%	$832,453	1.97%	100.00%

Consolidated stockholders’ equity of the Corporation was $141.6 million, or 8.2% of total assets as of December 31, 2020, as compared to $120.7 million, or 10.50% of total assets as of December 31, 2019. The change in stockholders’ equity is the result of year-to-date net income of $26.4 million and an increase in unrealized gain on AFS securities of $2.6 million, partially offset by unearned compensation due to leveraged ESOP of $2 million, net of a $212 thousand payment on the ESOP loan which released 13,328 shares to the ESOP, as well as dividends paid of $1.5 million year to date.

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

The table below provides the non-GAAP reconciliation for our tangible book value per common share for Meridian Corporation:

	2020	2019
Reconciliation of tangible book value per common share:	December 31	December 31
Book value per common shares	$23.08	$18.84
Less: Impact of goodwill and intangible assets	0.73	0.75
Tangible book value per common share	$22.35	$18.09

The following is a reconciliation of the allowance for loan losses to total loans held for investment ratio for the years ended   December 31, 2020 and 2019. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation.

	2020	2019
Reconciliation of Allowance for Loan Losses / Total loans held for investment	December 31	December 31
Allowance for loan losses / Total loans held for investment	1.38%	0.99%
Less: Impact of loans held for investment - fair valued	0.00%	0.01%
Less: Impact of PPP loans	0.27%	—
Allowance for loan losses / Total loans held for investment (excl. loans at fair value and PPP loans)	1.65%	1.00%

Liquidity and Capital Resources

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $408.8 million at December 31, 2020, compared to $161.5 million at December 31, 2019, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $11.6 million at December 31, 2020. At December 31, 2020, Meridian had borrowed $10 million from the Federal Reserve under its available borrowing arrangement and $153.3 million under the Federal Reserve’s PPPLF program. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of December 31, 2020, Meridian’s maximum borrowing capacity with the FHLB was $638.9 million. At December 31, 2020, Meridian had borrowed $109.1 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $143 million against its available credit lines. At December 31, 2020, Meridian also had available $39 million of unsecured lines of credit with other financial institutions as well as $256.6 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $182.4 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

At December 31, 2020, Meridian had $421.4 million in unfunded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250 thousand scheduled to mature in one year or less from December 31, 2020 totaled $158.7 million. Management believes that the majority of such deposits will be reinvested with Meridian and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2020, Meridian had a reserve for unfunded loan commitments of $181 thousand.

Meridian meets the definition of “well capitalized” for regulatory purposes on December 31, 2020. Our capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of Meridian’s overall financial condition or prospects.

Under federal banking laws and regulations, Meridian is required to maintain minimum capital as determined by certain regulatory ratios. Capital adequacy for regulatory purposes, and the capital category assigned to an institution by its regulators, may be determinative of an institution’s overall financial condition. Under the final capital rules that became effective as of January 1, 2019, a capital conservation buffer is fully phased in at 2.5%.

Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%.The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. During the first quarter of 2020, the Bank adopted the CBLR framework as its primary regulatory capital ratio, but reports all ratios for comparative purposes.

The following table summarizes data and ratios pertaining to our capital structure.

	December 31, 2020
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$134,564	8.96%	$120,082	8.00%
Bank	173,231	11.54%	120,080	8.00%

	December 31, 2019
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions *
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Corporation	$166,471	16.10%	$108,576	10.50%	$103,405	10.00%
Bank	166,360	16.09%	108,571	10.50%	103,401	10.00%
Common equity tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	72,384	7.00%	67,214	6.50%
Bank	154,881	14.98%	72,381	7.00%	67,211	6.50%
Tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	87,895	8.50%	82,724	8.00%
Bank	154,881	14.98%	87,891	8.50%	82,721	8.00%
Tier 1 capital (to average assets)
Corporation	115,934	10.55%	43,973	4.00%	54,966	5.00%
Bank	154,881	14.08%	44,013	4.00%	55,017	5.00%

*   Prompt corrective action requirements do not apply to Meridian Corporation but are included as information only

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

The following table presents the interest rate gap analysis of our assets and liabilities as of December 31, 2020.

				Greater
				Than
				5 years and
As of December 31, 2020	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$59,739	5,376	20,303	82,429	167,847
Loans (1)	1,041,269	199,978	226,594	10,588	1,478,429
Other Assets	—	—	—	73,921	73,921
Total Assets	$1,101,008	205,354	246,897	166,938	1,720,197

Non-interest bearing deposits	—	—	—	—	203,843
Interest bearing deposits	779,195	—	—	—	779,195
Time deposits	197,649	41,533	19,115	—	258,296
FHLB advances	96,862	12,277	—	—	109,139
Other Liabilities	10,000	153,269	169	64,664	228,102
Total stockholders' equity	—	—	—	141,622	141,622
Total liabilities and stockholders' equity	$1,083,706	207,079	19,284	206,286	1,720,197
Repricing gap-positive
Positive (Negative)	$17,302	(1,725)	227,613	(39,348)	—
Cumulative repricing gap: Dollar amount	$17,302	15,577	243,190	—
Percent of total assets	1.0%	0.9%	14.1%	—
(1)	Loans include portfolio loans and loans held-for-sale

Under the repricing gap analysis, we are modestly (1%) asset-sensitive for maturity/repricing 2 years or less.  This reflects a shift in deposit maturities as customers show preference for shorter term products.

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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of December 31, 2020 and 2019  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp:

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	December 31,
Changes in Market Interest Rates	2020	2019
+300 basis points over next 12 months	1.87%	0.40%
+200 basis points over next 12 months	1.02%	0.60%
+100 basis points over next 12 months	0.50%	0.40%
No Change
-100 basis points over next 12 months	(1.73)%	(0.60)%
-200 basis points over next 12 months	(5.21)%	(2.30)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2020 and December 31, 2019, which will improve net interest income in a rising rate environment.  The simulation projects a decrease in net interest income in a falling rate scenario.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of December 31, 2020 and 2019, are presented in the following table. The projections assume shifts ramp upward and downward of the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that in a downward parallel shift of the yield curve, interest rates at the short-end of the yield curve are not modeled to decline any further than to 0%.

	Estimated increase (decrease) in Net
	Economic Value at December 31,
Changes in Market Interest Rates	2020	2019
+300 basis points	103%	13%
+200 basis points	78%	11%
+100 basis points	45%	7%
No Change
-100 basis points	(67)%	(12)%
-200 basis points	(175)%	(32)%

This economic value of equity profile at December 31, 2020 suggests that we would experience a positive effect from an increase in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-earning assets and conversely we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements are set forth in this Annual Report on Form 10-K as follows:

i.	Consolidated Balance Sheets
ii.	Consolidated Statements of Income
iii.	Consolidated Statements of Comprehensive Income
iv.	Consolidated Statements of Stockholders’ Equity
v.	Consolidated Statements of Cash Flows
vi.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Meridian Corporation

Malvern, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Meridian Corporation (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company’s auditor since 2020.

Washington, D.C.
March 29, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Meridian Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Meridian Corporation and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor from 2011 to 2020.

Philadelphia, Pennsylvania
March 30, 2020

Meridian Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2020	2019
Cash and due from banks	$34,190	19,106
Federal funds sold	2,554	20,265
Cash and cash equivalents	36,744	39,371
Securities available-for-sale (amortized cost of $120,215 and $58,874 as of December 31, 2020 and December 31, 2019)	123,562	58,856
Securities held-to-maturity (fair value of $6,857 and $9,003 as of December 31, 2020 and December 31, 2019)	6,510	8,780
Equity investments	1,031	1,009
Mortgage loans held for sale (amortized cost of $225,007 and $33,363 as of December 31, 2020 and December 31, 2019), at fair value	229,199	33,704
Loans, net of fees and costs (includes $12,182 and $10,546 of loans at fair value, amortized cost of $11,514 and $10,186 as of December 31, 2020 and December 31, 2019)	1,284,764	964,710
Allowance for loan and lease losses	(17,767)	(9,513)
Loans, net of the allowance for loan and lease losses	1,266,997	955,197
Restricted investment in bank stock	7,861	8,072
Bank premises and equipment, net	7,777	8,636
Bank owned life insurance	12,138	11,859
Accrued interest receivable	5,482	3,148
Other real estate owned	—	120
Deferred income taxes	62	2,115
Goodwill	899	899
Intangible assets	3,601	3,874
Other assets	18,334	14,379
Total assets	$1,720,197	1,150,019
Liabilities:
Deposits:
Non-interest bearing	$203,843	139,450
Interest bearing	1,037,492	711,718
Total deposits	1,241,335	851,168
Short-term borrowings	106,862	123,676
Long-term debt	165,546	3,123
Subordinated debentures	40,671	40,962
Accrued interest payable	1,154	1,088
Other liabilities	23,007	9,307
Total liabilities	1,578,575	1,029,324
Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued 6,455,566 and 6,407,685 as of December 31, 2020 and December 31, 2019	6,456	6,408
Surplus	81,196	80,196
Treasury stock - 320,000 and 3,375 shares at December 31, 2020 and December 31, 2019, respectively	(5,828)	(3)
Unearned common stock held by employee stock ownership plan	(1,768)	—
Retained earnings	59,010	34,097
Accumulated other comprehensive income (loss)	2,556	(3)
Total stockholders’ equity	141,622	120,695
Total liabilities and stockholders’ equity	$1,720,197	1,150,019

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars in thousands, except per share data)	2020	2019
Interest income:
Loans, including fees	$60,357	51,127
Securities:
Taxable	1,186	1,248
Tax-exempt	1,044	324
Cash and cash equivalents	69	164
Total interest income	62,656	52,863
Interest expense:
Deposits	9,970	13,907
Borrowings	3,690	2,620
Total interest expense	13,660	16,527
Net interest income	48,996	36,336
Provision for loan losses	8,302	901
Net interest income after provision for loan losses	40,694	35,435
Non-interest income:
Mortgage banking income	76,461	26,009
Wealth management income	3,854	3,624
SBA loan income	2,572	1,401
Earnings on investment in life insurance	279	290
Net change in the fair value of derivative instruments	4,975	111
Net change in the fair value of loans held-for-sale	3,847	(13)
Net change in the fair value of loans held-for-investment	323	391
Net loss on hedging activity	(9,400)	(816)
Net gain on sale of investment securities available-for-sale	1,345	165
Service charges	107	110
Other	2,555	1,621
Total non-interest income	86,918	32,893
Non-interest expenses:
Salaries and employee benefits	72,147	35,157
Occupancy and equipment	4,292	3,806
Professional fees	3,113	2,614
Advertising and promotion	2,852	2,475
Data processing	1,913	1,327
Information technology	1,542	1,256
Pennsylvania bank shares tax	1,049	658
Other	6,168	7,521
Total non-interest expenses	93,076	54,814
Income before income taxes	34,536	13,514
Income tax expense	8,098	3,033
Net income	$26,438	10,481
Basic earnings per common share	$4.32	1.64
Diluted earnings per common share	$4.27	1.63

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2020	2019
Net income:	$26,438	10,481

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized gains arising during the period, net of tax expense of $1,121, and $154, respectively	3,584	512
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of ($320), and ($38), respectively	(1,025)	(125)
Unrealized investment gains, net of tax expense of $801, and $116, respectively	2,559	387
Total other comprehensive income	2,559	387
Total comprehensive income	$28,997	10,868

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

				Unearned		Accumulated
				Common		Other
	Common		Treasury	Stock -	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	ESOP	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$6,407	79,919	—	—	23,616	(390)	109,552
Comprehensive income:
Net income					10,481		10,481
Change in unrealized gains on securities available-for-sale, net of tax						387	387
Total comprehensive income							10,868
Share-based awards and exercises	1	5					6
Net purchase of treasury stock through publicly announced plans			(3)				(3)
Compensation expense related to stock option grants		272					272
Balance, December 31, 2019	$6,408	80,196	(3)	—	34,097	(3)	120,695
Comprehensive income:
Net income					26,438		26,438
Change in unrealized gains on securities available-for-sale, net of tax						2,559	2,559
Total comprehensive income							28,997
Dividends paid or accrued, $0.250 per share					(1,525)		(1,525)
Shares purchased for ESOP plan (133,601)				(2,000)			(2,000)
Net purchase of treasury stock through publicly announced plans (316,625)		122	(5,825)				(5,703)
Common stock issued through share-based awards and exercises (47,881)	48	347					395
ESOP shares committed to be released (13,328)				232			232
Stock based compensation		531					531
Balance, December 31, 2020	$6,456	81,196	(5,828)	(1,768)	59,010	2,556	141,622

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2020	2019
Net income	$26,438	10,481
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of investment securities	(1,345)	(165)
Depreciation and amortization	(2,890)	663
Loss on disposal of premises and equipment	—	14
Net amortization of investment premiums and discounts	425	1,022
Provision for loan losses	8,302	901
Amortization of issuance costs on subordinated debt	112	—
Share-based compensation	763	272
Net change in fair value of loans held for sale	(3,847)	13
Net change in fair value of derivative instruments	(4,975)	(111)
Gain on sale of OREO	(6)	—
Amortization and net impairment of servicing rights	816	204
SBA loan income	(2,733)	(1,495)
Proceeds from sale of loans	2,241,635	607,122
Loans originated for sale	(2,356,821)	(573,416)
Mortgage banking income	(77,116)	(26,325)
Increase in accrued interest receivable	(2,334)	(259)
(Decrease) increase in other assets	3,346	276
Earnings from investment in life insurance	(279)	(290)
Deferred income tax	1,254	(503)
Increase in accrued interest payable	66	783
Increase in other liabilities	11,047	2,382
Net cash (used in) provided by operating activities	(158,142)	21,569
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	8,247	14,046
Sales	45,927	24,627
Purchases	(114,494)	(44,679)
Activity in held-to-maturity securities:
Maturities, repayments and calls	2,140	—
Proceeds from sale of OREO	126	—
Settlement of forward contracts	—	(67)
(Increase) decrease in restricted stock	211	(1,070)
Net increase in loans	(312,435)	(135,188)
Purchases of premises and equipment	(747)	(746)
Net cash used in investing activities	(371,025)	(143,077)
Cash flows from financing activities:
Net increase in deposits	390,167	99,038
(Decrease) increase in short-term borrowings	(922)	9,376
Decrease in short-term borrowings with original maturity > 90 days	(15,479)	(2,290)
Repayment of acquisition note payable	(413)	(825)
Repayment of long-term debt (subordinated debt)	(172)	(7,432)
Proceeds from long-term debt, net	162,423	40,000
Issuance costs on subordinated debt	(231)	(942)
Net purchase of treasury stock through publicly announced plans	(5,703)	(3)
Dividends paid	(1,525)	—
Purchase of common shares for ESOP	(2,000)	—
Share based awards and exercises	395	6
Net cash provided by financing activities	526,540	136,927
Net change in cash and cash equivalents	(2,627)	15,419
Cash and cash equivalents at beginning of period	39,371	23,952
Cash and cash equivalents at end of period	$36,744	39,371
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,594	15,744
Income taxes	5,295	2,643
Supplemental disclosure of cash flow information:
Transfers from loans and leases to real estate owned	—	120
Transfers from loans held for sale to loans held for investment	3,313	3,561
Net loans purchased, not settled	325	1,001
Net loans sold, not settled	—	(9,255)

The accompanying notes are an integral part of these consolidated financial statements.

(1)        Summary of Significant Accounting Policies

(a)          Nature of Operations

Meridian Corporation (“Meridian” or the “Corporation”) is a bank holding company engaged in banking activities through its wholly-owned subsidiary, Meridian Bank (the “Bank”), a full-service, state-chartered commercial bank with offices in the Delaware Valley tri-state market, which includes Pennsylvania, New Jersey and Delaware, and Maryland.  We have a financial services business model with significant noninterest income streams from mortgage lending, small business (“SBA”) lending and wealth management services. We provide services to small and middle market businesses, professionals and retail customers throughout our market area. We have a modern, progressive, consultative approach to creating innovative solutions for our customers. We are technology driven, with a culture that incorporates significant use of customer preferred alternative delivery channels, such as mobile banking, remote deposit capture and bank-to-bank ACH. Our ‘Meridian everywhere’ philosophy of community presence, along with our strategic business footprint, allows us to provide the high degree of service, convenience and products our customers need to achieve their financial objectives.  We provide this service through three principal business line distribution channels, described further below.

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

The Bank was incorporated on March 16, 2004 under the laws of the Commonwealth of Pennsylvania and is a Pennsylvania state-chartered bank. The Bank commenced operations on July 8, 2004 and is a full-service bank providing personal and business lending and deposit services through 6 full-service banking offices in Pennsylvania, 9 mortgage loan production offices throughout the Delaware Valley, and 7 mortgage loan production offices in Maryland. The Bank and Corporation are headquartered in Malvern, Pennsylvania, located in the western suburbs of Philadelphia and serves southeastern Pennsylvania and the rest of the Delaware Valley.

(b)          Basis of Presentation

The accounting policies of the Corporation conform to U.S. generally accepted accounting principles (“GAAP”).

The consolidated financial statements include accounts of the Corporation and its wholly owned subsidiary, the Bank, and the wholly owned subsidiaries of the Bank: Meridian Land Settlement Services LLC; APEX Realty LLC; Meridian Wealth Partners LLC; and Meridian Equipment Finance LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Reclassifications had no effect on prior year net income or total stockholders’ equity.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Although our current estimates contemplate current conditions and how we expect them to change in the future, due to the continuing impact that the COVID-19 pandemic has had on financial markets and the economy both locally and nationally, it is reasonably possible that this could continue to materially affect these significant estimates and our results of operations and financial condition.

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

(c)          Significant Concentrations of Credit Risk

Most of the Corporation’s activities are with customers located in the Delaware Valley tri-state market and Maryland. Note 4 discusses the types of securities that the Corporation invests in. Note 5 discusses types of lending that the Corporation engages in. Although the Corporation has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Corporation does not have any significant concentrations to any one industry or customer, however there is significant concentration of commercial real estate-backed loans, amounting to 38% and 37% of total loans held for investment, as of December 31, 2020 and December 31, 2019, respectively.

(d)          Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods. The Federal Reserve Board removed cash minimum reserve requirements in March 2020. Net cash flows are reported for customer loan and deposit transactions, interest bearing depsoits in other financial institutions, and the federal funds purchased and repurchased agreements.

(e)          Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Securities classified as available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Securities available-for-sale are carried at fair value. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Corporation’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Unrealized gains and losses are reported as increases or decreases in other comprehensive income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for the amortization of premiums and accretion of discounts, using the specific identification method.

Securities classified as held to maturity are those debt securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed on a level yield basis.

Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities. Equity securities are carried at fair value, with changes in fair value reported in net income.  At December 31, 2020 and 2019, investments in equity securities consisted of an investment in mutual funds with a fair value of $1 million.

The Corporation’s accounting policy specifies that (a) if the Corporation does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When the Corporation does not intend to sell the security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Corporation did not recognize any other-than-temporary impairment charges during the years ended December 31, 2020 and 2019.

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

Loans that were originated by the Corporation and intended for sale in the secondary market to permanent investors, but were either repurchased or unsalable due to defect, are held for the foreseeable future or until maturity or payoff, are carried at fair value.

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

(g)          Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“Allowance”) is a valuation for probable incurred credit losses established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. All, or part, of the principal balance of loans receivable are charged off to the Allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Charge-offs for retail consumer loans are generally made for any balance not adequately secured after 120 cumulative days past due.

The Allowance is maintained at a level considered adequate to provide for probable incurred credit losses. Management’s periodic evaluation of the adequacy of the Allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s Allowance and may require the Corporation to recognize additions to the Allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

We apply historical loss rates to pools of loans with similar risk characteristics. Loss rates are calculated by historical charge-offs that have occurred within each pool of loans over the loss emergence period (“LEP”). The LEP is an estimate of the average amount of time from when an event happens that causes the borrower to be unable to pay on a loan until the loss is confirmed through a loan charge-off.

Another key assumption is the look-back period (“LBP”), which represents the historical data period utilized to calculate loss rates. We used 10 years for our LBP for all portfolio segments which encompasses our loss experience during the Financial Crisis, and our more recent improved loss experience.

After consideration of the historic loss calculations, management applies qualitative adjustments so that the Allowance is reflective of the inherent losses that exist in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio, changes in lending management, results of internal loan reviews, asset quality trends, collateral values, concentrations of credit risk and other external factors. The evaluation of the various components of the Allowance requires considerable judgment in order to estimate inherent loss exposures.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, or a troubled debt restructure (“TDR”). Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

Loans whose terms are modified are classified as TDR’s if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. TDR’s are considered impaired loans

No portion of the Allowance is restricted to any individual loan or groups of loans, and the entire Allowance is available to absorb any and all loan and lease losses.

(h)          Mortgage Banking Activities and Mortgage Loans Held for Sale

The Corporation’s mortgage banking division operates 9 offices in the tri-state area of Pennsylvania, Delaware and New Jersey and another 7 offices in Maryland. The mortgage banking division originates conventional mortgages, FHA, VA, USDA, and other state insured mortgages. The loans are generally sold to various investors in the secondary market.

Mortgage loans originated by the Corporation and intended for sale in the secondary market to permanent investors are classified as mortgage loans held for sale on the balance sheet as the Corporation has elected to measure loans held for sale at fair value. Fair value is based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements based on third party models. Gains and losses on sales of these loans, as well as loan origination costs, are recorded as a component of noninterest income in the Consolidated Statements of Income. The Corporation’s current practice is to sell residential mortgage loans and retain the servicing rights, as discussed further below.  Interest on loans held for sale is credited to income based on the principal amounts outstanding.

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

(i)Loan Servicing Rights

The Corporation sells substantially all of the residential mortgage loans originated for sale in the secondary market; however, the Corporation may retain the servicing rights related to some of these loans. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received in return for these services. Mortgage servicing rights (“MSRs") are recognized when a loan’s servicing rights are retained upon sale of a loan. When mortgage loans are sold with servicing retained, MSR’s are initially recorded at fair value with the income effect recorded in non-interest income.

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

(j)          Other Real Estate Owned

Other real estate owned (OREO) is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. The Corporation acquires OREO through the wholly owned subsidiary of the Bank, Apex Realty. OREO is recorded at the lower of cost or fair value, or the loan amount net of estimated selling costs, at the date of foreclosure. The cost basis of OREO is its recorded value at the time of acquisition. After acquisition, valuations are periodically performed by management and subsequent changes in the valuation allowance are charged to OREO expense. Revenues, such as rental income, and holding expenses are included in other income and other expenses, respectively.  The Corporation had $0 thousand of OREO at December 31, 2020 and $120 thousand for 2019.

(k)          Restricted Investment in Bank Stock

Restricted bank stock is principally comprised of stock in the Federal Home Loan Bank of Pittsburgh (FHLB). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. As of December 31, 2020, and 2019, the Corporation had an investment of $7.9 million and $8.1 million, respectively, related to the FHLB stock. Also included in restricted stock is secondary stock from a correspondent bank in the amount of $50 thousand as of December 31, 2020 and 2019. All restricted stock is carried at cost.

Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) significance of the decline in net assets of the banks as compared to the capital stock amount and the length of time this situation has persisted, (2) commitments by the banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the banks, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the banks.

Management believes no impairment charge is necessary related to these bank restricted stocks as of December 31, 2020 or 2019.

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

(m)         Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 12 to 20 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years and 3 to 5 years for computer software and hardware, respectively. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of maintenance and repairs are expensed as incurred; while major replacements, improvements and additions are capitalized.

(n)Bank-Owned Life Insurance

The Corporation invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in non-interest income on the consolidated statements of income.

(o)         Advertising Costs

The Corporation follows the policy of charging the costs of advertising to expense as incurred.

(p)          Employee Benefit Plans

The Corporation has a 401(k) Plan (the Plan) and an Employee Stock Ownership Plan (ESOP). All employees are eligible to participate in the Plan and ESOP after they have attained the age of 21 and have also completed 3 consecutive months of service. Employees must participate in the Plan to be eligible for participation in the ESOP. The employees may contribute to the Plan up to the maximum percentage allowable by law of their compensation. The Corporation may make a discretionary matching contribution to the Plan and the ESOP. Full vesting in the Corporation’s contribution to the Plan and ESOP is over a three-year period. The Corporation recorded expense for the Plan and ESOP of $1.1 million and $1.2 million, respectively for the year ended December 31, 2020 and

$636 thousand and $325 thousand, respectively for the year ended December 31, 2019. The expense recorded by the Corporation for the ESOP for the year ended December 31, 2020 included a $600 thousand one-time contribution approved by the Board of Directors.

During the year ended December 31, 2020, 161,576 shares were purchased by the ESOP at an average market value of $15.06, while no shares were purchased by the ESOP for 2019.  Shares in the ESOP that are committed to be released to employees are treated as outstanding shares in the Corporation’s computation of earnings per share.

On August 31, 2020 the Corporation established a $2 million stock purchase authorization with the ESOP.  By the end of 2020 the ESOP had fully utilized the $2 million loan to purchase 133,280 Corporation common shares and as of December 31, 2020, 13,328 of these common shares were released to the ESOP and such shares are included in the number of shares purchased in 2020 for the ESOP noted above, leaving 119,952 unallocated shares.

There were 225,687 shares in the ESOP as of December 31, 2020. Shares in the ESOP would be impacted by any stock dividends and stock splits in the same manner as all other outstanding common shares of the Corporation.

(q)          Income Taxes

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

The Corporation follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2020, and 2019, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. The Corporation’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Corporation is no longer subject to examination by federal, state and local taxing authorities for years before January 1, 2017.

(r)          Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options and restricted share plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards.

(s)          Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) for the years ended December 31, 2020 and 2019 consist of unrealized holding gains and (losses) arising during the year on available-for-sale securities.

(t)           Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

(u)           Derivative Financial Instruments

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

(v)           Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period reduced by unearned ESOP Plan shares and treasury stock. Diluted earnings per common share takes into account the potential dilution that would occur if in the-money stock options were exercised and converted into shares of common stock and restricted stock awards and performance-based stock awards were vested. Proceeds assumed to have been received on options exercises are assumed to be used to purchase shares of the Corporation’s common stock at the average market price during the period, as required by the treasury stock method of accounting. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

(w)Revenue Recognition

The Corporation recognizes all sources of income on the accrual method, with the exception of nonaccrual loans and leases.

The Corporation earns wealth management fee income from investment advisory services provided to individual and 401k customers. Fees that are determined based on the market value of the assets held in their accounts are generally billed quarterly, in advance, based on the market value of assets at the end of the previous billing period. Other related services that are based on a fixed fee schedule are recognized when the services are rendered. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e. the trade date. Included in other assets on the balance sheet is a receivable for wealth management fees that have been earned but not yet collected.

(x)Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

(y) Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. The Corporation has identified three segments:  a banking segment, a wealth management segment and a mortgage banking segment, as more fully disclosed in the Segment note to the consolidated financial statements.

(z)Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the Fair Value Measurements and Disclosures note to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

(2)	Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period reduced by unearned ESOP Plan shares and treasury shares. Diluted earnings per common share takes into account the potential dilution computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock and if restricted stock awards were vested. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.

	Year Ended
	December 31,
(dollars in thousands, except per share data)	2020	2019
Numerator:
Net income available to common stockholders	$26,438	10,481
Denominator for basic earnings per share
Weighted average shares outstanding	6,159	6,407
Average unearned ESOP shares	(37)	—
Basic weighted averages shares outstanding	6,122	6,407
Effect of dilutive common shares	65	31
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,187	6,438
Basic earnings per share	$4.32	1.64
Diluted earnings per share	$4.27	1.63
Antidilutive shares excluded from computation of average dilutive earnings per share	275	199

(3)	Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets are detailed below:

	Balance		Balance	Amortization
	December 31,	Amortization	December 31,	Period
(dollars in thousands)	2019	Expense	2020	(in years)
Goodwill - Wealth	$899	—	899	Indefinite
Total Goodwill	899	—	899

Intangible assets - trade name	266	—	266	Indefinite
Intangible assets - customer relationships	3,523	(204)	3,319	20
Intangible assets - non competition agreements	85	(69)	16	4
Total Intangible Assets	3,874	(273)	3,601
Total	$4,773	(273)	4,500

Accumulated amortization of intangible assets was $1 million and $750 thousand as of December 31, 2020 and 2019, respectively.

In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill and identifiable intangible assets as of December 31, 2020 and determined it was more likely than not that the fair value of the Corporation, including the wealth reporting unit where the goodwill and identifiable intangible assets are held, was more than its carrying amount.

At December 31, 2020, the schedule of future intangible asset amortization is as follows (in thousands):

2021	221
2022	204
2023	204
2024	204
2025	204
Thereafter	2,298
$3,335

(4)	Securities

The amortized cost and approximate fair value of securities as of December 31, 2020 and 2019 are as follows:

	December 31, 2020
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$25,303	364	(75)	25,592	8
U.S. government agency mortgage-backed securities	3,854	192	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,010	916	(17)	23,909	1
State and municipal securities	63,848	2,025	(63)	65,810	3
Corporate bonds	4,200	7	(2)	4,205	2
Total securities available-for-sale	$120,215	3,504	(157)	123,562	14
Securities held-to-maturity:
State and municipal securities	6,510	347	—	6,857	—
Total securities held-to-maturity	$6,510	347	—	6,857	—

	December 31, 2019
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$11,967	—	(101)	11,866	9
U.S. government agency mortgage-backed securities	5,457	66	(26)	5,497	1
U.S. government agency collateralized mortgage obligations	35,096	300	(173)	35,223	15
State and municipal securities	6,354	—	(84)	6,270	6
Total securities available-for-sale	$58,874	366	(384)	58,856	31
Securities held-to-maturity:
State and municipal securities	8,780	223	—	9,003	—
Total securities held-to-maturity	$8,780	223	—	9,003	—

Although the Corporation’s investment portfolio overall is in a net unrealized gain position at December 31, 2020, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.

As of December 31, 2020 and 2019, securities having a fair value of $55.9 million and $19.5 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2020 and 2019:

	December 31, 2020
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$2,884	(4)	7,443	(71)	10,327	(75)
U.S. government agency collateralized mortgage obligations	2,284	(17)	—	—	2,284	(17)
State and municipal securities	4,163	(63)	—	—	4,163	(63)
Corporate bonds	1,198	(2)	—	—	1,198	(2)
Total securities available-for-sale	$10,529	(86)	7,443	(71)	17,972	(157)

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$11,866	(101)	—	—	11,866	(101)
U.S. government agency mortgage-backed securities	—	—	1,636	(26)	1,636	(26)
U.S. government agency collateralized mortgage obligations	16,283	(116)	3,108	(57)	19,391	(173)
State and municipal securities	6,270	(84)	—	—	6,270	(84)
Total securities available-for-sale	$34,419	(301)	4,744	(83)	39,163	(384)

The amortized cost and carrying value of securities at December 31, 2020 and 2019 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2020				December 31, 2019
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	—	—	$—	—	—	—
Due after one year through five years	—	—	3,181	3,288	—	—	4,242	4,311
Due after five years through ten years	12,035	12,095	3,329	3,569	1,329	1,324	4,538	4,692
Due after ten years	81,316	83,512	—	—	16,992	16,812	—	—
Subtotal	93,351	95,607	6,510	6,857	18,321	18,136	8,780	9,003
Mortgage-related securities	26,864	27,955	—	—	40,553	40,720	—	—
Total	$120,215	123,562	6,510	6,857	$58,874	58,856	8,780	9,003

Proceeds from the sale of available for sale investment securities totaled $45.9 million for the year ended December 31, 2020, resulting in a gross gain on sale of $1.5 million and a gross loss on sale of $196 thousand for the year ended December 31, 2020.

Proceeds from the sale of available for sale investment securities totaled $24.6 million for the year ended December 31, 2019, resulting in a gross gain on sale of $264 thousand and a gross loss on sale of $99 thousand for the year ended December 31, 2019.

(5)	Loans Receivable

Loans and leases outstanding at December 31, 2020 and 2019 are detailed by category as follows:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Mortgage loans held for sale	$229,199	33,704
Real estate loans:
Commercial mortgage	485,103	362,590
Home equity lines and loans	64,987	81,583
Residential mortgage (1)	52,454	53,665
Construction	140,246	172,044
Total real estate loans	742,790	669,882

Commercial and industrial	261,750	273,301
Small business loans	49,542	21,616
Paycheck Protection Program loans ("PPP")	203,543	—
Main Street Lending Program Loans ("MSLP")	580	—
Consumer	511	1,003
Leases, net	31,040	697
Total portfolio loans and leases	1,289,756	966,499
Total loans and leases	$1,518,955	1,000,203

Loans with predetermined rates	$658,458	293,114
Loans with adjustable or floating rates	860,497	707,089
Total loans and leases	$1,518,955	1,000,203

Net deferred loan origination (fees) costs	$(4,992)	(1,789)

(1) Includes $12,182 and $10,546 of loans at fair value as of December 31, 2020 and 2019, respectively.

Components of the net investment in leases at December 31, 2020 and 2019 are detailed as follows:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Minimum lease payments receivable	$37,919	729
Unearned lease income	(6,879)	(32)
Total	$31,040	697

Age Analysis of Past Due Loans and Leases

The following table presents an aging of the Corporation’s loan and lease portfolio as of December 31, 2020 and 2019, respectively:

					Total
		90+ days			Accruing	Nonaccrual	Total loans
December 31, 2020	30-89 days	past due and	Total past		Loans and	loans and	portfolio	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	482,042	482,042	3,061	485,103	0.63%
Home equity lines and loans	—	—	—	64,128	64,128	859	64,987	1.32
Residential mortgage (1)	3,595	—	3,595	46,134	49,729	2,725	52,454	12.05
Construction	—	—	—	140,246	140,246	—	140,246	—
Commercial and industrial	—	—	—	260,465	260,465	1,285	261,750	0.49
Small business loans	—	—	—	49,542	49,542	—	49,542	—
Paycheck Protection Program loans	—	—	—	203,543	203,543	—	203,543	—
Main Street Lending Program loans	—	—	—	580	580	—	580	—
Consumer	—	—	—	511	511	—	511	—
Leases	109	—	109	30,931	31,040	—	31,040	0.35
Total	$3,704	—	3,704	1,278,122	1,281,826	7,930	1,289,756	0.90%

(1) Includes $12,182 of loans at fair value as of December 31, 2020 ($10,314 of current, $958 of 30-89 days past due and $910 of nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual	Total loans
December 31, 2019	30-89 days	past due and	Total past		Loans and	loans and	portfolio	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	361,857	361,857	733	362,590	0.20%
Home equity lines and loans	—	—	—	81,046	81,046	537	81,583	0.66
Residential mortgage (1)	4,675	—	4,675	47,446	52,121	1,544	53,665	11.59
Construction	—	—	—	172,044	172,044	—	172,044	—
Commercial and industrial	206	—	206	272,674	272,880	421	273,301	0.23
Small business loans	—	—	—	21,616	21,616	—	21,616	—
Consumer	—	—	—	1,003	1,003	—	1,003	—
Leases	162	—	162	535	697	—	697	23.24
Total	$5,043	—	5,043	958,221	963,264	3,235	966,499	0.86%

(1) Includes $10,546 of loans at fair value as of December 31, 2019 ($9,056 of current, $786 of 30-89 days past due and $704 of nonaccrual).

(6)	Allowance for Loan and Lease Losses (the Allowance)

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

Roll-Forward of the Allowance by Portfolio Segment

The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, as of December 31, 2020 and 2019, respectively:

	Balance,				Balance,
(dollars in thousands)	December 31, 2019	Charge-offs	Recoveries	Provision	December 31, 2020
Commercial mortgage	$3,426	—	—	4,025	7,451
Home equity lines and loans	342	(90)	14	168	434
Residential mortgage	179	—	7	199	385
Construction	2,362	—	—	59	2,421
Commercial and industrial	2,684	(31)	58	2,720	5,431
Small business loans	509	—	—	750	1,259
Consumer	6	(10)	4	4	4
Leases	5	—	—	377	382
Total	$9,513	(131)	83	8,302	17,767

	Balance,				Balance,
(dollars in thousands)	December 31, 2018	Charge-offs	Recoveries	Provision	December 31, 2019
Commercial mortgage	$3,209	—	237	(20)	3,426
Home equity lines and loans	323	—	10	9	342
Residential mortgage	191	—	5	(17)	179
Construction	1,627	—	—	735	2,362
Commercial and industrial	2,612	(30)	333	(231)	2,684
Small business loans	78	—	—	431	509
Consumer	3	—	4	(1)	6
Leases	10	—	—	(5)	5
Total	$8,053	(30)	589	901	9,513

The Allowance Allocated by Portfolio Segment

The following table details the allocation of the Allowance and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2020 respectively:

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2020	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	7,451	7,451	$1,606	483,497	485,103
Home equity lines and loans	9	425	434	921	64,066	64,987
Residential mortgage	73	312	385	1,817	38,455	40,272
Construction	—	2,421	2,421	1,206	139,040	140,246
Commercial and industrial	1,563	3,868	5,431	4,645	257,105	261,750
Small business loans	—	1,259	1,259	185	49,357	49,542
Paycheck Protection Program loans	—	—	—	—	203,543	203,543
Main Street Lending Program	—	—	—	—	580	580
Consumer	—	4	4	—	511	511
Leases	—	382	382	—	31,040	31,040
Total	$1,645	16,122	17,767	$10,380	1,267,194	1,277,574	(1)

(1)	Excludes deferred fees and loans carried at fair value.

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

The following table details the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2020 and 2019, respectively:

December 31, 2020		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$449,545	32,059	3,499	—	485,103
Home equity lines and loans	63,923	—	1,064	—	64,987
Construction	132,286	7,960	—	—	140,246
Commercial and industrial	227,349	21,721	9,000	3,680	261,750
Small business loans	46,789	—	2,753	—	49,542
Paycheck Protection Program loans	203,543	—	—	—	203,543
Main Street Lending Program loans	580	—	—	—	580
Total	$1,124,015	61,740	16,316	3,680	1,205,751

December 31, 2019		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$353,724	5,821	3,045	—	362,590
Home equity lines and loans	81,046	—	537	—	81,583
Construction	170,823	1,221	—	—	172,044
Commercial and industrial	251,320	9,648	12,333	—	273,301
Small business loans	20,351	—	1,265	—	21,616
Total	$877,264	16,690	17,180	—	911,134

In addition to credit quality indicators as shown in the above tables, Allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as December 31, 2020 and 2019, respectively.

	December 31, 2020			December 31, 2019
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$38,457	1,815	40,272	$42,265	854	43,119
Consumer	511	—	511	1,003	—	1,003
Leases	31,040	—	31,040	697	—	697
Total	$70,008	1,815	71,823	$43,965	854	44,819

There were five nonperforming residential mortgage loans at December 31, 2020 and five at December 31, 2019 with a combined outstanding principal balance of $910 thousand and $839 thousand, respectively, which were carried at fair value and not included in the table above. No TDR’s performing according to modified terms are included in performing residential mortgages above for the twelve months ended December 31, 2020 and 2019, respectively.

Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the periods.

	As of December 31, 2020			As of December 31, 2019
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	investment	balance	allowance	investment	balance	allowance
Impaired loans with related allowance:
Commercial and industrial	3,860	3,902	1,563	617	617	27
Small business loans	—	—	—	1,002	1,002	63
Home equity lines and loans	95	105	9	461	461	46
Residential mortgage	689	689	73	—	—	—
Total	4,644	4,696	1,645	2,080	2,080	136
Impaired loans without related allowance:
Commercial mortgage	$1,606	1,642	—	2,138	2,173	—
Commercial and industrial	785	862	—	671	718	—
Small business loans	185	185	—	242	242	—
Home equity lines and loans	826	839	—	75	75	—
Residential mortgage	1,128	1,128	—	854	854	—
Construction	1,206	1,206	—	1,247	1,248	—
Total	5,736	5,862	—	5,227	5,310	—
Grand Total	$10,380	10,558	1,645	7,307	7,390	136

Interest income recognized on performing impaired loans amounted to $328 thousand and $206 thousand for the twelve months ended December 31, 2020 and 2019, respectively.

Troubled Debt Restructuring (“TDR’s”)

The restructuring of a loan is considered a TDR if both of the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the creditor has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan, and (e) for leases, a reduced lease payment. A less common concession granted is the forgiveness of a portion of the principal.

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

The balance of TDRs at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
(dollars in thousands)	2020	2019
TDRs included in nonperforming loans and leases	$244	319
TDRs in compliance with modified terms	3,362	3,599
Total TDRs	$3,606	3,918

There were no loan and lease modifications granted during the years ended December 31, 2020 and 2019 that were categorized as TDRs.

No loan and lease modifications granted during the twelve months ended December 31, 2020 and 2019 subsequently defaulted during the same time period.

COVID-19 Loan Modifications

The following table details the loan modifications excluding TDR’s that the Corporation provided to loan customers as of December 31, 2020.

	December 31, 2020
	Portfolio	Total	Active
Loan Portfolio	Balance	Modifications	Modifications
Commercial mortgage	$485,103	$96,712	$19,836
Commercial and industrial, including leases	292,790	22,727	—
Construction & land development	140,246	24,847	4,343
Home equity lines and loans	64,987	1,488	—
Residential mortgage	52,454	4,563	—
Small business loans	49,542	5,958	2,726
Consumer	511	—	—
Total	$1,085,633	$156,295	$26,905

In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at the time of deferral were not considered trouble debt restructurings under ASC 310-40 as of December 31, 2020. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has adequately considered these credits in the December 31, 2020 allowance for loan losses balance.  These modified loans are classified as performing and are not considered past due. Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.

(7)	Bank Premises and Equipment

The components of premises and equipment at December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Building	$4,141	4,141
Leasehold improvements	3,202	3,156
Land	600	600
Land Improvements	218	215
Furniture, fixtures and equipment	2,700	2,574
Computer equipment and data processing software	7,034	6,360
Construction in process	—	102
Less: accumulated depreciation	(10,118)	(8,512)
Total	$7,777	8,636

Total depreciation expense for the years ended December 31, 2020 and 2019 totaled $1.6 million and $1.7 million, respectively.

(8)	Deposits

The components of deposits at December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Demand, non-interest bearing	$203,843	139,450
Demand, interest bearing	206,573	94,416
Savings accounts	8,056	3,231
Money market accounts	564,566	302,242
Time deposits	258,297	311,829
Total	$1,241,335	851,168

The aggregate amount of time deposits in denominations over $250 thousand were $233.1 million and $271.1 milllion as of December 31, 2020 and 2019, respectively.

At December 31, 2020, the scheduled maturities of time deposits are as follows (in thousands):

2021	$197,649
2022	41,533
2023	11,789
2024	3,342
2025	3,984
$258,297

(9)	Short-Term Borrowings and Long-Term Debt

The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with Federal Home Loan Bank of Pittsburgh. The Corporation has two Federal Funds borrowing facilities with correspondent banks: one of $15 million and one of $24 million, respectively, which are both unsecured.  Federal funds purchased generally represent one-day borrowings. The Corporation had $0 in Federal Funds purchased at December 31, 2020 and 2019, respectively. The Corporation also has a facility with the Federal Reserve discount window of $15.3 million that is fully secured by investment securities and loans. There were $10 million in borrowings under this facility at December 31, 2020.

Short-term borrowings at December 31, 2020 and December 31, 2019 consisted of the following notes:

			Balance as of
	Maturity	Interest	December 31,	December 31,
(dollars in thousands)	date	rate	2020	2019
Open Repo Plus Weekly	05/28/2021	0.41%	60,416	102,320
Federal Reserve Discount Window	03/31/2021	0.25	10,000	—
Mid-term Repo-fixed	01/13/2021	0.36	4,605	—
Mid-term Repo-fixed	06/10/2021	0.10	6,376	—
Mid-term Repo-fixed	09/10/2021	0.11	10,000	—
Mid-term Repo-fixed	12/10/2021	0.16	10,000	—
Mid-term Repo-fixed	01/27/2021	0.23	5,465	—
Mid-term Repo-fixed	08/10/2020	2.76	—	5,000
Mid-term Repo-fixed	08/10/2020	1.59	—	5,144
Mid-term Repo-fixed	09/11/2020	1.59	—	7,676
Mid-term Repo-fixed	03/27/2020	2.03	—	3,123
Acquisition Purchase Note	04/01/2020	3.00	—	413
Total			$106,862	123,676

As part of the CARES Act, the FRB of Philadelphia offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. At December 31, 2020, the Corporation pledged $153.3 million of PPP loans to the FRB of Philadelphia to borrow $153.3 million of funds at a rate of 0.35%.

Long-term debt at December 31, 2020 and December 31, 2019 consisted of the following fixed rate notes with the FHLB of Pittsburgh:

			Balance as of
	Maturity	Interest	December 31,	December 31,
(dollars in thousands)	date	rate	2020	2019
PPPLF Advance	Various	0.35%	153,269	—
Mid-term Repo-fixed	06/29/2022	0.32	7,392	3,123
Mid-term Repo-fixed	09/12/2022	0.23	4,885	—
Total	`		$165,546	3,123

The FHLB of Pittsburgh had issued $143.0 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2021.

The Corporation has a maximum borrowing capacity with the FHLB of Pittsburgh of $638.9 million and $507.3 million as of December 31, 2020 and 2019, respectively. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(10)	Subordinated Debentures

In December 2008, the Bank issued $550 thousand of mandatory convertible unsecured subordinated debentures (2008 Debentures). The 2008 Debentures have a maturity date of December 18, 2023 and interest on the 2008 Debentures is paid quarterly at 6%. The 2008 Debentures are convertible into 1 share of the Corporation’s common stock for every $15 in principal amount of the 2008 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank. The 2008 Debentures began to repay principal in eight equal installments which commenced in December of 2016. As of December 31, 2020, $169 thousand of the 2008 Debentures remained outstanding, after pay downs of $56 thousand during 2020 and $119 thousand during 2019.

In December 2011, the Bank issued $1.4 million of mandatory convertible unsecured subordinated debentures (2011 Debentures). The 2011 Debentures have a maturity date of December 31, 2026 and interest on the 2011 Debentures is paid quarterly at 6%. The 2011 Debentures are convertible into 1 share of the Corporation’s common stock for every $17 in principal amount of the 2011 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank.  The 2011 Debentures began to repay principal in eight equal installments which commenced in December of 2019. As of December 31, 2020, $693 thousand of the 2011 Debentures remained outstanding, after pay downs of $116 thousand each during 2020 and 2019.

In April 2013, the Bank issued $1.4 million of mandatory convertible unsecured subordinated debentures (2013 Debentures). The 2013 Debentures have a maturity date of December 31, 2028 and interest on the 2013 Debentures is paid quarterly at 6.5%. The 2013 Debentures are convertible into 1 share of the Corporation’s common stock for every $22 in principal amount of the 2013 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank. As of December 31, 2020 and 2019, $870 thousand of the 2013 Debentures remained outstanding, after no pay downs during 2020 or 2019.

In June, August and September 2014, the Bank issued $3 million, $100 thousand, and $7 million of non-convertible unsecured subordinated debentures (2014 Debentures). The 2014 Debentures have maturity dates of June 30, 2024, June 30, 2024 and September 30, 2024, respectively. Interest on all three tranches of the 2014 Debentures is paid quarterly at 7.25%.  During 2019, the Corporation redeemed the remaining $7.1 million of 2014 Debentures and therefore there was $0 outstanding as of December 31, 2020 and 2019.

Upon formation of the bank holding company, the Corporation assumed the 2008, 2011, 2013 and 2014 Debentures that were originally issued by the Bank.

During December 2019, the Corporation issued $40 million of fixed-to-floating rate non-convertible unsecured subordinated debentures (2019 Debentures). The 2019 Debentures have a maturity date of December 30, 2029 and interest on the 2019 Debentures is paid semiannually at 5.375%. The debt issuance costs are included as a direct deduction from the debt liability and these costs are amortized to interest expense using the effective yield method. During 2020 the Corporation made interest payments of $2.2 million on the 2019 Debentures.

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

Residential Mortgage Loans

MSRs are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  MSR’s are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR.  The Corporation serviced $506.0 million and $60.3 million of residential mortgage loans as of December 31, 2020 and 2019, respectively. During the twelve months ended December 31, 2020, the Corporation recognized servicing fee income of $498 thousand, compared to $91 thousand during the twelve months ended December 31, 2019, respectively.

Changes in the MSR balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Balance at beginning of the period	$446	232
Servicing rights capitalized	4,856	372
Amortization of servicing rights	(318)	(60)
Change in valuation allowance	(337)	(98)
Balance at end of the period	$4,647	446

Activity in the valuation allowance for MSR’s was as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Valuation allowance, beginning of period	$(98)	—
Impairment	(337)	(98)
Recovery	—	—
Valuation allowance, end of period	$(435)	(98)

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2020, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.39% and a discount rate equal to 9.00%.  At December 31, 2019, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 13.08% and a discount rate equal to 9.00%.

At December 31, 2020 and 2019, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2020	December 31, 2019
Fair value of residential mortgage servicing rights	$4,647	$446

Weighted average life (years)	5.0	7.8

Prepayment speed	9.39%	13.08%
Impact on fair value:
10% adverse change	$(183)	$(19)
20% adverse change	(354)	(37)

Discount rate	9.00%	9.00%
Impact on fair value:
10% adverse change	$(168)	$(14)
20% adverse change	(329)	(27)

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

SBA Loans

SBA loan servicing assets are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset.  The Corporation serviced $55.9 million of SBA loans, as of December 31, 2020 and $18.0 million as of December 31, 2019.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Balance at beginning of the period	$337	—
Servicing rights capitalized	794	383
Amortization of servicing rights	(148)	(20)
Change in valuation allowance	(13)	(26)
Balance at end of the period	$970	337

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Valuation allowance, beginning of period	$(26)	—
Impairment	(13)	(26)
Recovery	—	—
Valuation allowance, end of period	$(39)	(26)

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.

At December 31, 2020, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.73%, and a discount rate equal to 8.33%. At December 31, 2019, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 10.77%, and a discount rate equal to 11.28%.

At December 31, 2020 and 2019, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2020	December 31, 2019
Fair value of SBA loan servicing rights	$1,010	$337

Weighted average life (years)	3.7	4.3

Prepayment speed	12.73%	10.77%
Impact on fair value:
10% adverse change	$(37)	$(12)
20% adverse change	(71)	(23)

Discount rate	8.33%	11.28%
Impact on fair value:
10% adverse change	$(25)	$(9)
20% adverse change	(49)	(18)

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

(12)	Lease Commitments

The Corporation leases twenty-two offices from third parties under operating lease agreements expiring at different periods through March 2031. Under all current agreements, the Corporation is responsible for its portion of real estate taxes, utilities, insurance, and repairs and maintenance.

Total rental expense for the years ended December 31, 2020 and 2019 was $1.9 million and $1.3 million, respectively. Future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

Future minimum lease payments

(dollars in thousands)
2021	$2,067
2022	1,638
2023	1,549
2024	1,528
2025	1,260
Thereafter	3,303
$11,345

(13)	Stock-Based Compensation

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

The Meridian Bank 2016 Equity Incentive Plan (2016 Plan) was amended on May 24, 2019 to authorize the Board of Directors to grant up to an aggregate of 686,900 stock awards that can take different forms, as adjusted for the 2016 5% stock dividend. A total of 296,100 stock options and 33,208 shares of restricted stock have been granted under the 2016 Plan through December 31, 2020. As of December 31, 2020 there were 355,992 stock awards remaining to be issued.  Options granted under the 2016 Plan to directors are nonqualified options, while options granted to officers and other employees are incentive stock options, and are subject to the limitations under Section 422 of the Internal Revenue Code.

Stock Options

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

Stock option awards granted under the 2016 Plan have a term that does not exceed ten years and vest according to each award’s specific vesting schedule.  Currently, all option awards granted to date vest 25% upon grant and become fully exercisable after three years of service from the grant date.

The following table provides information about stock options outstanding as of December 31, 2020 and 2019:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding at December 31, 2018	274,070	$15.88	$4.46
Exercised	(689)	11.79	3.89
Granted	73,000	17.03	4.90
Forfeited	—	—	—
Outstanding at December 31, 2019	346,381	16.13	4.55
Exercised	(14,673)	13.64	3.74
Granted	94,650	17.70	5.07
Forfeited	(25,631)	17.03	4.73
Outstanding at December 31, 2020	400,727	16.53	4.69
Exercisable at December 31, 2020	277,339	16.10	4.52
Nonvested at December 31, 2020	123,388	$17.51	$5.08

The weighted average remaining contractual life of the outstanding stock options at December 31, 2020 is 7.1 years. At December 31, 2020 the range of exercise prices is $10.36 to $20.89. The aggregate intrinsic value of options outstanding and exercisable was $1.7 million and $1.3 million, respectively, as of December 31, 2020.

The fair value of each option granted in 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk-free interest rate of between 0.47% and 1.68%, expected life of 5.75 years, and expected volatility of between 21.81% and 39.65% based on an average of the Corporation’s share price since going public and the expected volatility of similar public financial institutions in the Corporation’s market area for the period before the Corporation went public. The weighted average fair value of options granted in 2020 was $4.47 to $5.87 per share.

The fair value of each option granted in 2019 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk-free interest rate of between 1.95% and 2.61%, expected life of 5.75 years, and expected volatility of 22.44% and 22.48% based on an average of the Corporation’s share price since going public and the expected volatility of similar public financial institutions in the Corporation’s market area. The weighted average fair value of options granted in 2019 was $4.84 to $5.30 per share.

Total stock compensation cost for the twelve months ended December 31, 2020 and December 31, 2019 was $451 thousand and $272 thousand, respectively. During the twelve months ended December 31, 2020 and December 31, 2019, the Corporation received $200 thousand and $128 thousand from the exercise of stock options, respectively. There were no tax benefits recognized related to stock compensation cost for the twelve months ended December 31, 2020 and 2019.

In accordance with ASU 2016-09 – Compensation – Stock Compensation (ASU 2016-09), forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2020, we recognized the forfeiture of 25,631 of shares of stock options that were previously granted to officers and other employees.

As of December 31, 2020, there was $401 thousand of unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of 1.33 years.

Restricted Stock

The restricted stock granted under the 2016 Plan vest according to each award’s specific vesting schedule.  All awards granted in 2020 vest 50% one year from the grant date and the remaining 50% on the second anniversary of the grant date. The grant date fair value of the restricted stock is based on the closing price on the date prior to the grant.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Outstanding at December 31, 2019	—	—	—
Granted	33,208	14.00	14.00
Vested	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2020	33,208	14.00	14.00
Nonvested at December 31, 2020	33,208	$14.00	$14.00

Compensation expense for restricted stock is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight-line basis over the vesting period.  For the year ended December 31, 2020, the Corporation recognized $80 thousand of expense related to the restricted stock.  As of December 31, 2020, there was $385 thousand in unrecognized compensation costs related to restricted stock. This cost will be recognized over a weighted average period of 0.62 years.

(14)	Income Taxes

The components of the federal and state income tax expense for the years ended December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Federal:
Current	$5,703	3,287
Deferred	1,242	(489)
	6,945	2,798
State:
Current	1,141	249
Deferred	12	(14)
	1,153	235
Totals	$8,098	3,033

A reconciliation of the statutory income tax at 21% to the income tax expense included in the statement of operations is as follows for 2020 and 2019, respectively:

(dollars in thousands)	2020		2019
Federal income tax at statutory rate	$7,252	21.0%	2,838	21.0%
State tax expense, net of federal benefit	911	2.6	186	1.4
Tax exempt interest	(153)	(0.4)	(65)	(0.5)
Bank owned life insurance	(59)	(0.2)	(61)	(0.5)
Incentive stock options	74	0.2	66	0.5
Other	73	0.2	69	0.5
Effective income tax rate	$8,098	23.4%	3,033	22.4%

The components of the net deferred tax asset at December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan and lease losses	$4,230	2,111
Litigation reserve	—	220
Intangibles	30	58
Accrued incentive compensation	—	176
Accrued retirement	528	432
Unrealized loss on available for sale securities	—	2
Deferred rent	180	142
Mortgage repurchase reserve	641	16
Other	122	78
Total deferred tax asset	5,731	3,235
Deferred tax liabilities:
Property and equipment	(377)	(388)
Loan servicing rights	(1,337)	(183)
Mortgage pipeline fair-value adjustment	(1,156)	(77)
Hedge instrument fair-value adjustment	(1,252)	(41)
Unrealized gain on available for sale securities	(797)	—
Prepaid expenses	(340)	(152)
Deferred loan costs	(406)	(279)
Other	(4)	—
Total deferred tax liability	(5,669)	(1,120)
Net deferred tax asset	$62	2,115

The effective tax rates for the twelve-month periods ended December 31, 2020 and 2019 were 23.4% and 22.4% respectively. The increase in rate from 22.4% to 23.4% between 2019 and 2020 was primarily related to the increase in state income tax expense as Meridian’s mortgage division expanded into Maryland in 2020.

Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income.  The CARES Act, enacted in March 2020 grants potential tax relief to businesses, including corporate tax provisions that: temporarily allow for the carryback of certain net operating losses, increase interest expense deduction limitations, and allow accelerated depreciation deductions on certain fixed asset improvements. The tax relief under the CARES Act had no material impact to the Corporation’s Consolidated Financial Statements.

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

As of December 31, 2020, the Corporation had an investment in low income housing tax credits of $1.3 million on which it recognized tax credits of $161 thousand, amortization of $180 thousand and tax benefits from losses of $26 thousand during the year ended December 31, 2020. As of December 31, 2019, the Corporation had an investment in low income housing tax credits of $1.5 million on which it recognized tax credits of $224 thousand, amortization of $245 thousand and tax benefits from losses of $33 thousand during the year ended December 31, 2019.

(15)Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of FASB ASU 2014-09 (Topic 606), “Revenue for Contracts with Customers” (ASC 606) is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the year ended December 31, 2020 (in accordance with ASC 606), and for the year ended December 31, 2019 (in accordance with ASC 605 – Revenue Recognition) as the Corporation adopted ASC 606 as of December 31, 2020. Items for the year ended December 31, 2020 outside the scope of ASC 606 are noted as such.

	Year Ended December 31, 2020				Year Ended December 31, 2019
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Non-interest Income
Mortgage banking income (1)	$1,632	—	74,829	76,461	$268	—	25,741	26,009
Wealth management income	—	3,854	—	3,854	92	3,532	—	3,624
SBA income (1)	2,572	—	—	2,572	1,401	—	—	1,401
Net change in fair values (1)	(40)	—	9,185	9,145	(29)	—	518	489
Net gain (loss) on hedging activity (1)	—	—	(9,400)	(9,400)	(21)		(795)	(816)
Earnings on investment in life insurance (1)	279	—	—	279	290	—	—	290
Net gain on sale of securities (1)	1,345	—	—	1,345	165	—	—	165
Dividends on FHLB stock (1)	325	—	—	325	430	—	—	430
Service charges on deposit accounts	107	—	—	107	110	—	—	110
Other (2)	1,468	14	748	2,230	840	—	351	1,191
Non-interest income	$7,688	3,868	75,362	86,918	$3,546	3,532	25,815	32,893

(1)	Not within the scope of ASC 606.
(2)	Within other non-interest income is $925 thousand and $621 thousand for the years ended December 31, 2020 and 2019, respectively, which are in the scope of ASC 606. These amounts include wire transfer fees, ATM/debit card commissions, and title fee income.

A description of the Corporation’s primary revenue streams accounted for under ASC 606 follows:

Wealth Management Income: The Corporation earns wealth management fee income from investment advisory services provided to individual and 401k customers. Fees that are determined based on the market value of the assets held in their accounts are generally billed quarterly, in advance, based on the market value of assets at the end of the previous billing period. Other related services that are based on a fixed fee schedule are recognized when the services are rendered. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e. the trade date. Included in other assets on the balance sheet is a receivable for wealth management fees that have been earned but not yet collected.

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

Gains/Losses on Sales of OREO: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  There was a sale of $120 thousand in OREO for the year ended December 31, 2020, resulting in a gain on sale of $6 thousand. There were no such sales of OREO for the year ended December 31, 2019.

(16)Transactions with Executive Officers, Directors and Principal Stockholders

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties). Loans receivable from related parties totaled $3.3 million and $3.7 million at December 31, 2020 and 2019, respectively. Advances, repayments, and the effect of changes in composition of related parties during 2020 totaled $4.9 million, $3.8 million, and $1.5 million, respectively. Advances and repayments during 2019 totaled $8.7 million and $8.5 million respectively. Deposits of related parties totaled $25.6 million and $20.2 million at December 31, 2020 and 2019, respectively. Subordinated debt held by related parties totaled $485 thousand and $519 thousand at December 31, 2020 and 2019, respectively.

The Corporation paid legal fees of $8 thousand and $16 thousand to a law firm of a director for the years ended December 31, 2020 and 2019, respectively.

(17)Financial Instruments with Off-Balance Sheet Risk, Commitments and Contingencies

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Corporation’s financial instrument commitments at December 31, 2020 and 2019 is as follows:

(dollars in thousands)	2020	2019
Commitments to grant loans and commitments under lines of credit	$421,399	327,788
Letters of credit	8,928	9,750

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2020 and 2019 for guarantees under standby letters of credit issues is not material.

Not included in commitments to grant loans in the table above are mortgage loan commitments of $428.8 million and $72.9 million in 2020 and 2019, respectively, which included interest rate lock commitments. These rate lock commitments represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Corporation to lend funds to a potential borrower at the specified rate, regardless of whether interest rates change between the commitment date and the loan funding date. The Corporation’s loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loans. As such, these commitments are subject to interest rate risk and related price risk during the period from interest rate lock commitment through the loan funding date or expiration date. To manage this risk, the Corporation either locks the rate with the investor purchasing the loan on a “best efforts” basis or economically hedges this risk for loans sold to investors on its mandatory sales channel using the forward sale of mortgage-backed securities, in addition to best-efforts forward sale commitments to substantially eliminate these risks. At December 31, 2020 and 2019, the Corporation had a notional amount of $230.1 million and $62.8 million, respectively, related to commitments on the mandatory channel.  At December 31, 2020 and 2019, the Corporation had best efforts forward sale commitments to sell loans amounting to $198.7 million and $18.6 million, respectively. The Corporation is only obligated to settle the forward sale commitment if the loan closes in accordance with the terms of the interest rate lock commitment. The Corporation’s forward sale commitments generally expire within 90 days.

Loans sold under FHA or investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors may be subject to repurchase or indemnification if the loan is two or three months delinquent during a set period that usually varies from the first six months to a year after the loan is sold. At December 31, 2020 there were no indemnification or repurchase requests pending. Although repurchases and losses have historically been infrequent, a repurchase reserve of $2.7 million was recorded in 2020 due to the significant increase in loan originations.  $71 thousand was recorded as of December 31, 2019. There was one loan repurchased for the year ended December 31, 2020 with an unpaid principle balance of $153 thousand.

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

On November 21, 2017, three former employees of the mortgage-banking division of the Bank filed suit in the United States District Court for the Eastern District of Pennsylvania, Juan Jordan et al. v. Meridian Bank, Thomas Campbell and Christopher Annas, against the Bank purporting to be a class and collective action seeking unpaid and overtime wages under the Fair Labor Standards Act of 1938, the New Jersey Wage and Hour Law, and the Pennsylvania Minimum Wage Act of 1968 on behalf of similarly situated plaintiffs. In September 2019, plaintiffs’ counsel and the Bank agreed to move forward with non-binding mediation.  Although the Bank believes it had strong and meritorious defenses, given the expense and inconvenience of  litigation, on July 24, 2019 through mediation, the Bank reached an agreement in principle with the plaintiffs to settle this litigation for $990 thousand in total. The Bank had a litigation reserve of $990 thousand at December 31, 2019.  The parties submitted a negotiated settlement agreement to the court, and received final court approval on December 19, 2019. On February 29, 2020 the Bank made a payment of $1.0 million in final settlement of this matter, which included additional minor expenses.

(19)Regulatory Matters

The Bank and the Corporation are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Corporation must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s and the Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2020, that the Bank and the Corporation meets all capital adequacy requirements to which it is subject.

Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%.The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. During the first quarter of 2020, the Bank adopted the community bank leverage ratio framework as its primary regulatory capital ratio, but reports all ratios for comparative purposes.

As of December 31, 2020, the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank is subject to certain restrictions on the amount of dividends that it may declare and pay to the Corporation due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

The Corporation’s and the Banks’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2020 and the Basel III rules at December 31, 2019 are presented below.

	December 31, 2020
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$134,564	8.96%	$120,082	8.00%
Bank	173,231	11.54%	120,080	8.00%

	December 31, 2019
					To be well capitalized under
			For capital adequacy		prompt corrective action
	Actual		purposes		provisions *
(dollars in thousands):	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Corporation	$166,471	16.10%	$108,576	10.50%	$103,405	10.00%
Bank	166,360	16.09%	108,571	10.50%	103,401	10.00%
Common equity tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	72,384	7.00%	67,214	6.50%
Bank	154,881	14.98%	72,381	7.00%	67,211	6.50%
Tier 1 capital (to risk-weighted assets)
Corporation	115,934	11.21%	87,895	8.50%	82,724	8.00%
Bank	154,881	14.98%	87,891	8.50%	82,721	8.00%
Tier 1 capital (to average assets)
Corporation	115,934	10.55%	43,973	4.00%	54,966	5.00%
Bank	154,881	14.08%	44,013	4.00%	55,017	5.00%

*   Prompt corrective action requirements do not apply to Meridian Corporation but are included as information only

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 are as follows:

	December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$25,592	—	25,592	—
U.S. government agency mortgage-backed securities	4,046	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,909	—	23,909	—
State and municipal securities	65,810	—	65,810	—
Corporate bonds	4,205	—	4,205	—
Equity investments	1,031	—	1,031	—
Mortgage loans held for sale	229,199	—	229,199	—
Mortgage loans held for investment	12,182	—	12,182	—
Interest rate lock commitments	6,932	—	—	6,932
Forward commitments	—	—	—	—
Customer derivatives - interest rate swaps	1,118	—	1,118	—
Total	$374,024	—	367,092	6,932

Liabilities
Interest rate lock commitments	100	—	—	100
Forward commitments	1,572	—	1,572	—
Customer derivatives - interest rate swaps	1,219	—	1,219	—
	$2,891	—	2,791	100

	December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$11,866	—	11,866	—
U.S. government agency mortgage-backed securities	5,497	—	5,497	—
U.S. government agency collateralized mortgage obligations	35,223	—	35,223	—
State and municipal securities	6,270	—	6,270	—
Investments in mutual funds	1,009	—	1,009	—
Mortgage loans held for sale	33,704	—	33,704	—
Mortgage loans held for investment	10,546	—	10,546	—
Interest rate lock commitments	504	—	—	504
Forward commitments	6	—	6	—
Customer derivatives - interest rate swaps	382	—	382	—
Total	$105,007	—	104,503	504

Liabilities
Interest rate lock commitments	157	—	—	157
Forward commitments	119	—	119	—
Customer derivatives - interest rate swaps	431	—	431	—
	$707	—	550	157

Assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
(dollars in thousands)	Fair Value	Fair Value
Mortgage servicing rights	$4,647	446
SBA loan servicing rights	970	337
Impaired loans (1)	2,998	1,944
Other real estate owned (2)	—	120
Total	$8,615	2,847

(1)	Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

(2)	Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices or appraised value of the property. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. Appraised values may be discounted based on management’s expertise, historical knowledge, changes in market conditions from the time of valuation and/or estimated costs to sell.

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

(k)           Short-Term Borrowings

The carrying amounts of short-term borrowings approximate their fair values.

(l)           Long-Term Debt

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

(n)         Off-Balance Sheet Financial Instruments

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

The estimated fair values of the Corporation’s financial instruments at December 31, 2020 and 2019 are as follows:

		December 31, 2020		December 31, 2019
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$36,744	36,744	39,371	39,371
Securities available-for-sale	Level 2	123,562	123,562	58,856	58,856
Securities held-to-maturity	Level 2	6,510	6,857	8,780	9,003
Equity investments	Level 2	1,031	1,031	1,009	1,009
Mortgage loans held for sale	Level 2	229,199	229,199	33,704	33,704
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,272,582	1,289,776	954,164	973,057
Mortgage loans held for investment	Level 2	12,182	12,182	10,546	10,546
Interest rate lock commitments	Level 3	6,932	6,932	504	504
Forward commitments	Level 2	—	—	6	6
Restricted investment in bank stock	NA	7,861	NA	8,072	NA
Accrued interest receivable	Level 3	5,482	5,482	3,148	3,148
Customer derivatives - interest rate swaps	Level 2	1,118	1,118	382	382
Financial liabilities:
Deposits	Level 2	1,241,335	1,392,500	851,168	880,400
Short-term borrowings	Level 2	106,862	106,862	123,676	123,678
Long-term debt	Level 2	165,546	168,000	3,123	3,123
Subordinated debentures	Level 2	40,671	38,375	40,962	40,962
Accrued interest payable	Level 2	1,154	1,154	1,088	1,088
Interest rate lock commitments	Level 3	100	100	157	157
Forward commitments	Level 2	1,572	1,572	119	119
Customer derivatives - interest rate swaps	Level 2	1,219	1,219	431	431

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$421,399	6,932	327,788	504
Letters of credit	Level 2	8,928	—	9,750	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Balance at beginning of the period	$504	310
Increase in value	6,428	194
Balance at end of the period	$6,932	504

The following table details the valuation techniques for Level 3 interest rate lock commitments.

			Significant
	Fair Value		Unobservable	Range of	Weighted
	Level 3	Valuation Technique	Input	Inputs	Average
December 31, 2020	$6,932	Market comparable pricing	Pull through	1 - 99%	83.08%
December 31, 2019	504	Market comparable pricing	Pull through	1 - 99	91.70

Net realized gains of $6.5 million and $78 thousand due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the twelve months ended December 31, 2020 and 2019, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		December 31, 2020		December 31, 2019
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$406,422	6,932	47,660	504
Negative fair values	Other liabilities	22,406	(100)	22,663	(157)
Total		428,828	6,832	70,323	347

Forward Commitments
Positive fair values	Other assets	—	—	4,500	6
Negative fair values	Other liabilities	218,000	(1,572)	58,250	(119)
Total		218,000	(1,572)	62,750	(113)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	20,979	1,118	3,271	382
Negative fair values	Other liabilities	20,979	(1,219)	3,271	(431)
Total		41,958	(101)	6,542	(49)
Total derivative financial instruments		$688,786	5,159	139,615	185

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Interest Rate Lock Commitments	$6,485	77
Forward Commitments	(1,459)	63
Customer Derivatives - Interest Rate Swaps	(52)	(29)
Net fair value gains (losses) on derivative financial instruments	$4,974	111

Net realized losses on derivatives were $(9.4) million and $(816) thousand for the year ended December 31, 2020 and 2019, respectively, and are included in other non-interest income in the consolidated statements of income.

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

Our Banking segment (“Bank”) consists of commercial and retail banking. The Banking segment generates interest income from its lending (including leasing) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of available for sale investment securities, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income, title insurance fees, and other less significant non-interest income.

Meridian Wealth (“Wealth”), a registered investment advisor and wholly-owned subsidiary of the Bank, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. The unit generates non-interest income through advisory fees.

Meridian’s mortgage banking segment (“Mortgage”) consists of one central loan production facility and several retail and profit sharing loan production offices located throughout suburban Philadelphia and Maryland. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale.  The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains (losses).

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Year Ended December 31, 2020				Year Ended December 31, 2019
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$46,997	(48)	2,047	48,996	$36,019	65	252	36,336
Provision for loan losses	8,302	—	—	8,302	901	—	—	901
Net interest income after provision	38,695	(48)	2,047	40,694	35,118	65	252	35,435

Non-interest Income
Mortgage banking income	1,632	—	74,829	76,461	268	—	25,741	26,009
Wealth management income	—	3,854	—	3,854	92	3,532	—	3,624
SBA income	2,572	—	—	2,572	1,401	—	—	1,401
Net change in fair values	(40)	—	9,185	9,145	(29)	—	518	489
Net (loss) on hedging activity	—	—	(9,400)	(9,400)	(21)	—	(795)	(816)
Other	3,524	14	748	4,286	1,835	—	351	2,186
Non-interest income	7,688	3,868	75,362	86,918	3,546	3,532	25,815	32,893
Non-interest expense	33,351	3,213	56,512	93,076	27,884	3,266	23,664	54,814
Income before income taxes	$13,032	607	20,897	34,536	$10,780	331	2,403	13,514
Total Assets	$1,488,312	5,479	226,406	1,720,197	$1,112,862	5,234	31,923	1,150,019

(23)Recent Accounting Pronouncements

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the Bank is permitted an extended transition period for complying with new or revised accounting standards affecting public companies. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1,070,000,000 or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2022), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year. We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. If we do so, we will prominently disclose this decision in the first periodic report following our decision, and such decision is irrevocable. As a filer under the JOBS Act, we will implement new accounting standards subject to the effective dates required for non-public entities.

Adopted Pronouncements in 2020:

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

FASB ASU 2017-08 (Subtopic 310-20), “Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”

Issued in March 2017, ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. For non-public companies the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within the fiscal years beginning after December 31, 2020. The adoption of ASU 2017-08 as of December 31, 2020 did not have a material impact on our consolidated financial statements and related disclosures as all debt securities are currently carried at par value with capitalized issuance costs.

FASB ASU 2017-12 (Subtopic 815), “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”

Issued in August 2017, ASU 2017-12 better aligns hedge accounting with an organization’s risk management activities in the financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. Specifically, the proposed ASU eases the requirements for effectiveness testing, hedge documentation and application of the shortcut and the critical terms match methods. Entities would be permitted to designate contractually specified components as the hedged risk in a cash flow hedge involving the purchase or sale of nonfinancial assets or variable rate financial instruments. In addition, entities would no longer separately measure and report hedge ineffectiveness. Also, entities, may choose refined measurement techniques to determine the changes in fair value of the hedged item in fair value hedges of benchmark interest rate risk. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020.  Early application is permitted in any interim period after issuance of the ASU for existing hedging relationships on the date of adoption and the effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Corporation has evaluated ASU 2017-12, and has determined it has no current hedging strategies applicable under the ASU but we will consider the impact of the ASU on future hedging strategies that may arise.  The adoption of  ASU 2017-12 as of December 31, 2020 did not have a material impact on our consolidated financial statements and related disclosures.

Pronouncements Not Effective as of December 31, 2020:

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

FASB ASU 2016-02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In June 2020, the FASB approved a delay for the implementation of the ASU. Accordingly, the amendments in this update are effective for the Corporation for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Under ASU 2016-02, the Corporation will recognize a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition, which will increase the Corporation’s assets and liabilities. The Corporation is evaluating other potential impacts of ASU 2016-02 on its consolidated financial statements.

FASB ASU 2020-04 (Topic 848), “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

Issued in March 2020, ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Corporation does not have a significant concentration of loans, derivative contracts, borrowings or other financial instruments with attributes that are either directly or indirectly dependent on LIBOR.  The guidance under ASC-848 will be available for a limited time, generally through December 31, 2022. The Corporation expects to adopt the LIBOR transition relief allowed under this standard.

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

FASB ASU 2020-06, “Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”

This ASU clarifies the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature models. For public business entities that meet the definition of an SEC filer (excluding smaller reporting entities), the amendments are effective for fiscal years beginning after Dec. 15, 2021, and interim periods within. For all other entities, the amendments are effective for fiscal years beginning after Dec. 15, 2023, and interim periods within. Early adoption is permitted, but no earlier than for fiscal years beginning after Dec. 15, 2020.

(24)Parent Company Financial Statements

The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the notes to the consolidated financial statements.

A. Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2020	2019
Cash and due from banks	$213	148
Investments in subsidiaries	180,288	159,643
Other assets	360	40
Total assets	$180,861	159,831

Liabilities:
Subordinated debentures	38,904	39,058
Accrued interest payable	6	78
Other liabilities	329	—
Total liabilities	39,239	39,136
Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued 6,455,566 and 6,407,685 as of December 31, 2020 and December 31, 2019	6,456	6,408
Surplus	81,196	80,196
Treasury Stock- 320,000 and 3,375 shares at December 31, 2020 and December 31, 2019, respectively	(5,828)	(3)
Unearned common stock held by employee stock ownership plan	(1,768)	—
Retained earnings	59,010	34,097
Accumulated other comprehensive loss	2,556	(3)
Total stockholders’ equity	141,622	120,695
Total liabilities and stockholders’ equity	$180,861	159,831

B. Condensed Statements of Income

	Year ended
	December 31,
(dollars in thousands, except per share data)	2020	2019
Dividends from Bank	$11,512	—
Net interest and other income	10	—
Total operating income	11,522	—
Interest expense	2,202	81
Income before equity in undistributed income of subsidiaries	9,320	(81)
Equity in undistributed income of subsidiaries	17,118	10,562
Income before income taxes	26,438	10,481
Income tax expense	—	—
Net income	26,438	10,481
Total other comprehensive income	2,559	387
Total comprehensive income	$28,997	10,868

C. Condensed Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2020	2019
Net income	$26,438	10,481
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(17,181)	(10,562)
Share-based compensation	232	—
(Decrease) increase in accrued interest payable	(72)	78
Increase in other assets	(320)	(40)
Increase in other liabilities	32	—
Net cash provided by (used in) operating activities	9,129	(43)
Cash flows from investing activities:
Investment in subsidiaries	—	(38,804)
Net cash used in investing activities	—	(38,804)
Cash flows from financing activities:
Net activity from subordinated debt	(231)	39,051
Net purchase of treasury stock through publicly announced plans	(5,703)	(62)
Dividends paid	(1,525)	—
Purchase of common shares for ESOP	(2,000)	—
Share based awards and exercises	395	6
Net cash (used in) provided by financing activities	(9,064)	38,995
Net change in cash and cash equivalents	65	148
Cash and cash equivalents at beginning of period	148	—
Cash and cash equivalents at end of period	$213	148

(25)Subsequent Events

Special Dividend

On February 16, 2021, the Corporation’s Board of Directors declared a special dividend of $1.00 per share on its Common Stock, payable on March 15, 2021 to shareholders of record as of March 1, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Corporation’s President/Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020. Based on this evaluation, the Corporation’s President /Chief Executive Officer and Chief Financial Officer have concluded, as of and for the end of the period covered by this report, that such disclosure controls and procedures were effective.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2020.

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2020, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2020, the Corporation’s system of internal control over financial reporting is effective.  This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation (as an Emerging Growth Company) to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders under the headings, “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,”  “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODE OF ETHICS,” “CORPORATE GOVERNANCE,” and “AUDIT COMMITTEE.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders under the headings, “EXECUTIVE COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “OUTSTANDING AWARDS AT FISCAL YEAR-END TABLE,” “EXECUTIVE INCENTIVE, EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS,” and “DIRECTOR COMPENSATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders under the headings, “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders under the heading, “PROPOSAL TO RATIFY THE APPOINTMENT OF CROWE LLP AS THE CORPORATION’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2021.”

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

(a)(3) The following exhibits are incorporated by reference herein or filed with this Form 10-K:

Exhibit Number	Description
2.1

Plan of Merger and Reorganization dated April 26, 2018 by and between Registrant, Bank and Meridian Interim Bank, filed as Exhibit 2.1 to Form 8-K on August 24, 2018 and incorporated herein by reference.

3.1	Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Form 8-K on August 24, 2018 and incorporated herein by reference.
3.2	Bylaws of Registrant, filed as Exhibit 3.2 to Form 8-K on August 24, 2018 and incorporated herein by reference.
4.1	Description of Capital Securities, filed herewith
4.2

Indenture, dated as of December 18, 2019, between Meridian Corporation, as Issuer, and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the SEC on December 18, 2019.

4.3	Form of 5.375% Subordinated Note due 2029 (included as Exhibit A-1 and Exhibit A-2 to the Indenture incorporated by reference as Exhibit 4.2 hereto), filed with the SEC on December 18, 2019.
10.1	Meridian Bank 2016 Equity Incentive Plan, filed as Exhibit 10.1 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
10.2	Employment Agreement between Meridian Bank and Christopher Annas, effective April 11, 2019, filed as Exhibit 10.1 to Form 8-K on April 11, 2019 and incorporated herein by reference.
10.3	Amendment to Meridian Corporation Supplemental Executive Retirement and Deferred Compensation Plan, filed as Exhibit 10.1 to Form 8-K on March 12, 2020 and incorporated herein by reference.
10.4	Meridian Bank Employee Stock Ownership Plan, filed as Exhibit 10.4 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
10.5	Employment Agreement between Meridian Bank and Denise Lindsay, effective July 23, 2018, filed as Exhibit 10.2, to Form 8-K with the FDIC on July 23, 2018, filed herewith.
10.6	Meridian Bank 2004 Stock Option Plan, as amended June 15, 2006 and incorporated herein by reference.
10.7	Change in Control Agreement between Meridian Bank and Joseph Cafarchio, effective July 23, 2018, filed as exhibit 10.1, to Form 8-K with the FDIC on July 23, 2018, filed herewith.
10.8	Change in Control Agreement between Meridian Bank and Charlie Kochka, effective July 23, 2018, filed as exhibit 10.1, to Form 8-K with the FDIC on July 23, 2018, filed herewith.
21.1	List of Subsidiaries, filed herewith
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Financial Officer, filed herewith.
32	Section 1350 Certifications, filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meridian Bank

Date: March 29, 2021	By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2021	By:	/s/ Christopher J. Annas
Christopher J. Annas, Chairman of the Board

Date: March 29, 2021	By:	/s/ Denise Lindsay
Denise Lindsay, Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 29, 2021	By:	/s/ Robert M. Casciato
Robert M. Casciato, Director

Date: March 29, 2021	By:	/s/ George C. Collier
George C. Collier, Director

Date: March 29, 2021	By:	/s/ Robert T. Holland
Robert T. Holland, Director

Date: March 29, 2021	By:	/s/ Edward J. Hollin
Edward J. Hollin, Director

Date: March 29, 2021	By:	/s/ Anthony M. Imbesi
Anthony M. Imbesi, Director

Date: March 29, 2021	By:	/s/ Kenneth H. Slack
Kenneth H. Slack, Director