Form 10-Q
period 2021-03-31
Meridian Corp
filed 2021-05-14
CIK 1750735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2021 there were 6,171,550 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(dollars in thousands, except per share data)	2021	2020
Cash and due from banks	$23,072	34,190
Federal funds sold	7,932	2,554
Cash and cash equivalents	31,004	36,744
Securities available-for-sale (amortized cost of $133,341 and $120,215 as of March 31, 2021 and December 31, 2020)	134,165	123,562
Securities held-to-maturity (fair value of $6,772 and $6,857 as of March 31, 2021 and December 31, 2020)	6,476	6,510
Equity investments	1,013	1,031
Mortgage loans held for sale (amortized cost of $169,925 and $225,007 as of March 31, 2021 and December 31, 2020), at fair value	170,248	229,199
Loans, net of fees and costs (includes $13,590 and $12,182 of loans at fair value, amortized cost of $13,007 and $11,514 as of March 31, 2021 and December 31, 2020)	1,354,551	1,284,764
Allowance for loan and lease losses	(18,376)	(17,767)
Loans, net of the allowance for loan and lease losses	1,336,175	1,266,997
Restricted investment in bank stock	5,114	7,861
Bank premises and equipment, net	8,080	7,777
Bank owned life insurance	12,204	12,138
Accrued interest receivable	5,567	5,482
Deferred income taxes	2,531	62
Servicing assets	8,278	5,617
Goodwill	899	899
Intangible assets	3,533	3,601
Other assets	18,690	12,717
Total assets	$1,743,977	1,720,197
Liabilities:
Deposits:
Non-interest bearing	$257,730	203,843
Interest bearing	1,125,860	1,037,492
Total deposits	1,383,590	1,241,335
Short-term borrowings	26,376	106,862
Long-term debt	122,884	165,546
Subordinated debentures	40,701	40,671
Accrued interest payable	743	1,154
Other liabilities	26,178	23,007
Total liabilities	1,600,472	1,578,575
Stockholders’ equity:
Common stock, $1 par value. Authorized 10,000,000 shares; issued 6,487,695 and 6,455,566 as of March 31, 2021 and December 31, 2020	6,488	6,456
Surplus	81,727	81,196
Treasury stock - 320,000 shares at March 31, 2021 and December 31, 2020	(5,828)	(5,828)
Unearned common stock held by employee stock ownership plan	(1,768)	(1,768)
Retained earnings	62,249	59,010
Accumulated other comprehensive income	637	2,556
Total stockholders’ equity	143,505	141,622
Total liabilities and stockholders’ equity	$1,743,977	1,720,197

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2021	2020
Interest income:
Loans, including fees	$16,822	13,270
Securities:
Taxable	273	364
Tax-exempt	353	102
Cash and cash equivalents	3	58
Total interest income	17,451	13,794
Interest expense:
Deposits	1,566	3,254
Borrowings	765	874
Total interest expense	2,331	4,128
Net interest income	15,120	9,666
Provision for loan losses	599	1,552
Net interest income after provision for loan losses	14,521	8,114
Non-interest income:
Mortgage banking income	24,100	6,793
Wealth management income	1,136	1,021
SBA loan income	1,245	542
Earnings on investment in life insurance	66	70
Net change in the fair value of derivative instruments	(944)	954
Net change in the fair value of loans held-for-sale	(3,867)	860
Net change in the fair value of loans held-for-investment	(102)	(62)
Net gain (loss) on hedging activity	4,261	(1,425)
Net gain on sale of investment securities available-for-sale	48	—
Service charges	32	28
Other	1,073	438
Total non-interest income	27,048	9,219
Non-interest expenses:
Salaries and employee benefits	22,139	9,884
Occupancy and equipment	1,152	924
Professional fees	940	667
Advertising and promotion	785	609
Data processing	616	344
Information technology	425	318
Pennsylvania bank shares tax	163	226
Other	2,043	1,090
Total non-interest expenses	28,263	14,062
Income before income taxes	13,306	3,271
Income tax expense	3,136	755
Net income	$10,170	2,516
Basic earnings per common share	$1.70	0.39
Diluted earnings per common share	$1.65	0.39

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Net income:	$10,170	2,516

Other comprehensive (loss) income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax expense of $(592), and $102, respectively	(1,883)	429
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $(12), and $0, respectively	(36)	—
Unrealized investment (losses) gains, net of tax expense of $(604), and $102, respectively	(1,919)	429
Total other comprehensive (loss) income	(1,919)	429
Total comprehensive income	$8,251	2,945

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Unearned		Accumulated
				Common		Other
	Common		Treasury	Stock -	Retained	Comprehensive
	Stock	Surplus	Stock	ESOP	Earnings	Income (Loss)	Total
Balance, January 1, 2020	$6,408	80,196	(3)	—	34,097	(3)	120,695
Comprehensive income:
Net income					2,516		2,516
Net change in unrealized gains on securities available-for-sale, net of tax						429	429
Total comprehensive income							2,945
Common stock issued through share-based awards and exercises	6	90					96
Net purchase of treasury stock through publicly announced plans			(5,703)				(5,703)
Balance, March 31, 2020	$6,414	80,286	(5,706)	—	36,613	426	118,033

Balance, January 1, 2021	$6,456	81,196	(5,828)	(1,768)	59,010	2,556	141,622
Comprehensive income:
Net income					10,170		10,170
Net change in unrealized losses on securities available-for-sale, net of tax						(1,919)	(1,919)
Total comprehensive income							8,251
Dividends declared, $1.125 per share					(6,931)		(6,931)
Common stock issued through share-based awards and exercises	32	302					334
Stock based compensation		229					229
Balance, March 31, 2021	$6,488	81,727	(5,828)	(1,768)	62,249	637	143,505

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Net income	$10,170	2,516
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of investment securities	(48)	—
Depreciation and amortization	(1,709)	160
Net amortization of investment premiums and discounts and change in fair value of equity securities	331	58
Provision for loan losses	599	1,552
Amortization of issuance costs on subordinated debt	30	24
Share-based compensation	229	—
Net change in fair value of derivative instruments	944	(954)
Net change in fair value of loans held for sale	3,867	(860)
Net change in fair value of loans held for investment	102	62
Gain on sale of OREO	—	(6)
Amortization and net impairment (recovery) of servicing rights	(45)	234
Capitalization of servicing rights, net	(2,616)	(343)
SBA loan income	(1,245)	(542)
Proceeds from sale of loans	803,858	188,452
Loans originated for sale	(724,675)	(254,862)
Mortgage banking income	(24,100)	(6,793)
Increase in accrued interest receivable	(85)	(135)
(Increase) decrease in other assets	(5,246)	8,587
Earnings from investment in life insurance	(66)	(70)
(Decrease) income in deferred income tax	(1,865)	412
(Decrease) increase in accrued interest payable	(411)	490
Increase (decrease) in other liabilities	4,745	(660)
Net cash provided by (used in) operating activities	62,764	(62,678)
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	2,343	1,559
Sales	13,639	—
Purchases	(28,151)	(30,006)
Activity in held-to-maturity securities:
Maturities, repayments and calls	—	1,000
Proceeds from sale of OREO	—	126
Decrease (increase) in restricted stock	2,747	(275)
Net increase in loans	(70,915)	(56,197)
Purchases of premises and equipment	(677)	(186)
Net cash used in investing activities	(81,014)	(83,979)
Cash flows from financing activities:
Net increase in deposits	142,255	142,585
(Decrease) in short-term borrowings	(5,465)	(18,169)
(Decrease) increase in short-term borrowings with original maturity > 90 days	(75,021)	24,200
Proceeds from long-term debt, net	(42,662)	1,900
Issuance costs on subordinated debt	—	(101)
Net purchase of treasury stock	—	(5,703)
Dividends paid	(6,931)	—
Share based awards and exercises	334	96
Net cash provided by financing activities	12,510	144,808
Net change in cash and cash equivalents	(5,740)	(1,849)
Cash and cash equivalents at beginning of period	36,744	39,371
Cash and cash equivalents at end of period	$31,004	37,522
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,742	3,638
Income taxes	—	145
Supplemental disclosure of cash flow information:
Transfers from loans held for sale to loans held for investment	2,390	—
Net loans sold, not settled	(4,432)	(206)
Investment security purchases, not settled	(1,188)	(2,757)

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

These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the Securities and Exchange Commission (including our Annual Report on Form 10-K for the year ended December 31, 2020) and, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.

Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period.

Since COVID-19 was recognized as a pandemic by the World Health Organization (WHO) and a national emergency by the U.S. Government, it has caused a significant disruption in economic activity worldwide, including in market areas served by the Corporation. Estimates for the allowance for loan and lease losses at March 31, 2021 include probable losses related to the pandemic.  While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty involved in the measurement of these losses.  If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods.  It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation.

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

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2021	2020
Numerator:
Net income available to common stockholders	$10,170	2,516
Denominator for basic earnings per share
Weighted average shares outstanding	6,119	6,383
Average unearned ESOP shares	(119)	—
Basic weighted averages shares outstanding	6,000	6,383
Effect of dilutive common shares	146	37
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,146	6,420
Basic earnings per share	$1.70	0.39
Diluted earnings per share	$1.65	0.39
Antidilutive shares excluded from computation of average dilutive earnings per share	22	202

(3)      Securities

The amortized cost and fair value of securities as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$26,828	458	(56)	27,230	7
U.S. government agency mortgage-backed securities	3,796	126	—	3,922	—
U.S. government agency collateralized mortgage obligations	23,014	642	(137)	23,519	5
State and municipal securities	72,815	704	(871)	72,648	30
U.S. Treasuries	1,938	—	(22)	1,916	1
Corporate bonds	4,950	17	(37)	4,930	4
Total securities available-for-sale	$133,341	1,947	(1,123)	134,165	47
Securities held-to-maturity:
State and municipal securities	6,476	296	—	6,772	—
Total securities held-to-maturity	$6,476	296	—	6,772	—

	December 31, 2020
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$25,303	364	(75)	25,592	8
U.S. government agency mortgage-backed securities	3,854	192	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,010	916	(17)	23,909	1
State and municipal securities	63,848	2,025	(63)	65,810	3
Corporate bonds	4,200	7	(2)	4,205	2
Total securities available-for-sale	$120,215	3,504	(157)	123,562	14
Securities held-to-maturity:
State and municipal securities	6,510	347	—	6,857	—
Total securities held-to-maturity	$6,510	347	—	6,857	—

Although the Corporation’s investment portfolio overall is in a net unrealized gain position at March 31, 2021, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.

As of March 31, 2021 and December 31, 2020, securities having a fair value of $63.6 million and $55.9 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$948	(24)	8,373	(32)	9,321	(56)
U.S. government agency collateralized mortgage obligations	6,781	(137)	—	—	6,781	(137)
State and municipal securities	47,927	(871)	—	—	47,927	(871)
U.S. Treasuries	1,916	(22)			1,916	(22)
Corporate bonds	2,913	(37)	—	—	2,913	(37)
Total securities available-for-sale	$60,485	(1,091)	8,373	(32)	68,858	(1,123)

	December 31, 2020
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$2,884	(4)	7,443	(71)	10,327	(75)
U.S. government agency collateralized mortgage obligations	2,284	(17)	—	—	2,284	(17)
State and municipal securities	4,163	(63)	—	—	4,163	(63)
Corporate bonds	1,198	(2)	—	—	1,198	(2)
Total securities available-for-sale	$10,529	(86)	7,443	(71)	17,972	(157)

The amortized cost and carrying value of securities at March 31, 2021 and December 31, 2020 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2021				December 31, 2020
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	—	—	$—	—	—	—
Due after one year through five years	—	—	3,165	3,255	—	—	3,181	3,288
Due after five years through ten years	14,077	13,963	3,311	3,517	12,035	12,095	3,329	3,569
Due after ten years	92,454	92,761	—	—	81,316	83,512	—	—
Subtotal	106,531	106,724	6,476	6,772	93,351	95,607	6,510	6,857
Mortgage-related securities	26,810	27,441	—	—	26,864	27,955	—	—
Total	$133,341	134,165	6,476	6,772	$120,215	123,562	6,510	6,857

Proceeds from the sale of available for sale investment securities totaled $13.6 million for the period ended March 31, 2021, resulting in a gross gain on sale of $248 thousand and a gross loss on sale of $200 thousand for the year ended March 31, 2021.

There were no sales of available for sale investment securities for the period ended March 31, 2020.

(4)      Loans Receivable

Loans and leases outstanding at March 31, 2021 and December 31, 2020 are detailed by category as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Mortgage loans held for sale	$170,248	229,199
Real estate loans:
Commercial mortgage	517,421	485,103
Home equity lines and loans	55,578	64,987
Residential mortgage (1)	49,085	52,454
Construction	134,601	140,246
Total real estate loans	756,685	742,790

Commercial and industrial	261,421	261,750
Small business loans	62,373	49,542
Paycheck Protection Program loans ("PPP")	230,847	203,543
Main Street Lending Program Loans ("MSLP")	583	580
Consumer	469	511
Leases, net	46,670	31,040
Total portfolio loans and leases	1,359,048	1,289,756
Total loans and leases	$1,529,296	1,518,955

Loans with predetermined rates	$622,498	658,458
Loans with adjustable or floating rates	906,798	860,497
Total loans and leases	$1,529,296	1,518,955

Net deferred loan origination (fees) costs	$(4,497)	(4,992)

(1)	Includes $13,590 and $12,182 of loans at fair value as of March 31, 2021 and December 31, 2020, respectively.

Components of the net investment in leases at March 31, 2021 and December 31, 2020 are detailed as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Minimum lease payments receivable	$56,818	37,919
Unearned lease income	(10,148)	(6,879)
Total	$46,670	31,040

Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of March 31, 2021 and December 31, 2020, respectively:

					Total
		90+ days			Accruing	Nonaccrual	Total loans
March 31, 2021	30-89 days	past due and	Total past		Loans and	loans and	portfolio	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	517,421	517,421	—	517,421	—%
Home equity lines and loans	—	—	—	54,659	54,659	919	55,578	1.65
Residential mortgage (1)	640	—	640	45,730	46,370	2,715	49,085	6.84
Construction	—	—	—	134,601	134,601	—	134,601	—
Commercial and industrial	—	—	—	257,510	257,510	3,911	261,421	1.50
Small business loans	—	—	—	61,456	61,456	917	62,373	1.47
Paycheck Protection Program loans	—	—	—	230,847	230,847	—	230,847	—
Main Street Lending Program loans	—	—	—	583	583	—	583	—
Consumer	—	—	—	469	469	—	469	—
Leases	160	—	160	46,379	46,539	131	46,670	0.62
Total	$800	—	800	1,349,655	1,350,455	8,593	1,359,048	0.69%

(1) Includes $13,590 of loans at fair value as of March 31, 2021 ($12,048 of current, $640 of 30-89 days past due, and $902 of nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual	Total loans
December 31, 2020	30-89 days	past due and	Total past		Loans and	loans and	portfolio	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	482,042	482,042	3,061	485,103	0.63%
Home equity lines and loans	—	—	—	64,128	64,128	859	64,987	1.32
Residential mortgage (1)	3,595	—	3,595	46,134	49,729	2,725	52,454	12.05
Construction	—	—	—	140,246	140,246	—	140,246	—
Commercial and industrial	—	—	—	260,465	260,465	1,285	261,750	0.49
Small business loans	—	—	—	49,542	49,542	—	49,542	—
Paycheck Protection Program loans	—	—	—	203,543	203,543	—	203,543	—
Main Street Lending Program loans	—	—	—	580	580	—	580	—
Consumer	—	—	—	511	511	—	511	—
Leases	109	—	109	30,931	31,040	—	31,040	0.35
Total	$3,704	—	3,704	1,278,122	1,281,826	7,930	1,289,756	0.90%

(1)	Includes $12,182 of loans at fair value as of December 31, 2020 ($10,314 of current, $958 of 30-89 days past due and $910 of nonaccrual).

(5)      Allowance for Loan Losses (the “Allowance”)

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

Roll-Forward of Allowance by Portfolio Segment

The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, for the three month periods ended March 31, 2021 and 2020, respectively:

	Balance,				Balance,
(dollars in thousands)	December 31, 2020	Charge-offs	Recoveries	Provision	March 31, 2021
Commercial mortgage	$7,451	—	—	204	7,655
Home equity lines and loans	434	—	2	(126)	310
Residential mortgage	385	—	2	(73)	314
Construction	2,421	—	—	(110)	2,311
Commercial and industrial	5,431	—	5	(150)	5,286
Small business loans	1,259	—	—	661	1,920
Consumer	4	—	1	(1)	4
Leases	382	—	—	194	576
Total	$17,767	—	10	599	18,376

	Balance,				Balance,
(dollars in thousands)	December 31, 2019	Charge-offs	Recoveries	Provision	March 31, 2020
Commercial mortgage	$3,426	—	—	686	4,112
Home equity lines and loans	342	—	1	141	484
Residential mortgage	179	—	2	38	219
Construction	2,362	—	—	19	2,381
Commercial and industrial	2,684	—	29	456	3,169
Small business loans	509	—	—	216	725
Consumer	6	—	1	(3)	4
Leases	5	—	—	(1)	4
Total	$9,513	—	33	1,552	11,098

Allowance Allocated by Portfolio Segment

The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2021 and December 31, 2020.

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
March 31, 2021	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	7,655	7,655	$730	516,691	517,421
Home equity lines and loans	8	302	310	919	54,659	55,578
Residential mortgage	72	242	314	1,814	33,681	35,495
Construction	—	2,311	2,311	1,206	133,395	134,601
Commercial and industrial	1,562	3,724	5,286	4,339	257,082	261,421
Small business loans	376	1,544	1,920	1,087	61,286	62,373
Paycheck Protection Program loans	—	—	—	—	230,847	230,847
Main Street Lending Program	—	—	—	—	583	583
Consumer	—	4	4	—	469	469
Leases	—	576	576	131	46,539	46,670
Total	$2,018	16,358	18,376	$10,226	1,335,232	1,345,458	(1)

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2020	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	7,451	7,451	$1,606	483,497	485,103
Home equity lines and loans	9	425	434	921	64,066	64,987
Residential mortgage	73	312	385	1,817	38,455	40,272
Construction	—	2,421	2,421	1,206	139,040	140,246
Commercial and industrial	1,563	3,868	5,431	4,645	257,105	261,750
Small business loans	—	1,259	1,259	185	49,357	49,542
Paycheck Protection Program loans	—	—	—	—	203,543	203,543
Main Street Lending Program	—	—	—	—	580	580
Consumer	—	4	4	—	511	511
Leases	—	382	382	—	31,040	31,040
Total	$1,645	16,122	17,767	$10,380	1,267,194	1,277,574	(1)
(1)	Excludes deferred fees and loans carried at fair value.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses as of March 31, 2021 and December 31, 2020:

March 31, 2021		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$482,177	32,076	3,168	—	517,421
Home equity lines and loans	54,174	—	1,404	—	55,578
Construction	125,974	8,627	—	—	134,601
Commercial and industrial	232,768	16,828	8,215	3,610	261,421
Small business loans	58,753	—	3,620	—	62,373
Paycheck Protection Program loans	230,847	—	—	—	230,847
Main Street Lending Program loans	583	—	—	—	583
Total	$1,185,276	57,531	16,407	3,610	1,262,824

December 31, 2020		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$449,545	32,059	3,499	—	485,103
Home equity lines and loans	63,923	—	1,064	—	64,987
Construction	132,286	7,960	—	—	140,246
Commercial and industrial	227,349	21,721	9,000	3,680	261,750
Small business loans	46,789	—	2,753	—	49,542
Paycheck Protection Program loans	203,543	—	—	—	203,543
Main Street Lending Program loans	580	—	—	—	580
Total	$1,124,015	61,740	16,316	3,680	1,205,751

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of March 31, 2021 and December 31, 2020. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$33,681	1,814	35,495	$38,457	1,815	40,272
Consumer	469	—	469	511	—	511
Leases	46,539	131	46,670	31,040	—	31,040
Total	$80,689	1,945	82,634	$70,008	1,815	71,823

There were five nonperforming residential mortgage loans at March 31, 2021 and five nonperforming residential mortgage loans at December 31, 2020 with a combined outstanding principal balance of $902 thousand and $910 thousand, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following table details the recorded investment and principal balance of impaired loans by portfolio segment, and their related allowance for loan and lease losses.

	As of March 31, 2021			As of December 31, 2020
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	investment	balance	allowance	investment	balance	allowance
Impaired loans with related allowance:
Commercial and industrial	3,790	3,866	1,562	3,860	3,902	1,563
Small business loans	917	917	376	—	—	—
Home equity lines and loans	94	104	8	95	105	9
Residential mortgage	688	688	72	689	689	73
Total	5,489	5,575	2,018	4,644	4,696	1,645
Impaired loans without related allowance:
Commercial mortgage	$730	730	—	1,606	1,642	—
Commercial and industrial	549	630	—	785	862	—
Small business loans	170	170	—	185	185	—
Home equity lines and loans	825	839	—	826	839	—
Residential mortgage	1,126	1,126	—	1,128	1,128	—
Construction	1,206	1,206	—	1,206	1,206	—
Leases	131	131	—	—	—	—
Total	4,737	4,832	—	5,736	5,862	—
Grand Total	$10,226	10,407	2,018	10,380	10,558	1,645

The following table details the average recorded investment and interest income recognized on impaired loans by portfolio segment.

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Average	Interest	Average	Interest
	recorded	Income	recorded	Income
(dollars in thousands)	investment	Recognized	investment	Recognized
Impaired loans with related allowance:
Commercial and industrial	$3,826	5	451	5
Small business loans	918	—	—	—
Home equity lines and loans	95	—	458	—
Residential mortgage	688	—	—	—
Total	$5,527	5	909	5
Impaired loans without related allowance:
Commercial mortgage	$735	8	2,129	21
Commercial and industrial	579	—	587	4
Small business loans	176	4	934	6
Home equity lines and loans	825	—	305	-
Residential mortgage	1,127	—	3,806	-
Construction	1,206	15	1,239	17
Leases	122	—	—	—
Total	$4,770	27	9,000	48
Grand Total	$10,297	32	9,909	53

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

TDRs at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
TDRs included in nonperforming loans and leases	$239	244
TDRs in compliance with modified terms	2,534	3,362
Total TDRs	$2,773	3,606

There were no loan and lease modifications granted during the three months ended March 31, 2021 or March 31, 2020 that were categorized as a TDR.  No loan and lease modifications granted during the three months ended March 31, 2021 and 2020 subsequently defaulted during the same time period.

COVID-19 Loan Modifications

The following table details the loan modifications that the Corporation provided to loan customers as of March 31, 2021.

	March 31, 2021			December 31, 2020
	Portfolio	Active	% of	Portfolio	Active	% of
Loan Portfolio	Balance	Modifications	Portfolio Balance	Balance	Modifications	Portfolio Balance
Commercial mortgage	$517,421	$24,341	4.7%	$485,103	$19,836	4.1%
Commercial and industrial, including leases	308,091	70	0.0%	292,790	—	—
Construction & land development	134,601	4,343	3.2%	140,246	4,343	3.1%
Home equity lines and loans	55,578	—	—	64,987	—	—
Residential mortgage	35,495	—	—	40,272	—	—
Small business loans	62,373	—	—	49,542	2,726	—
Consumer	469	—	—	511	—	—
Total	$1,114,028	$28,754	2.6%	$1,073,451	$26,905	2.5%

In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at the time of deferral were not considered trouble debt restructurings under ASC 310-40 as of March 31, 2021. This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has adequately considered these credits in the March 31, 2021 allowance for loan losses balance.  These modified loans are classified as performing and are not considered past due. Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.

(6)      Short-Term Borrowings and Long-Term Debt

The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks: one of $24 million and one of  $15 million. Federal Funds purchased generally represent one-day borrowings.  The Corporation had no Federal Funds purchased at March 31, 2021 and December 31, 2020. The Corporation also has a facility with the Federal Reserve Bank (“FRB”) of Philadelphia discount window of $10.1 million. This facility is fully secured by investment securities. There were no borrowings under this at March 31, 2021 and $10 million at December 31, 2020.

Short-term borrowings at March 31, 2021 and December 31, 2020 consisted of the following notes:

			Balance as of
	Maturity	Interest	March 31,	December 31,
(dollars in thousands)	date	rate	2021	2020
Open Repo Plus Weekly	05/28/2021	0.41%	—	60,416
Federal Reserve Discount Window	03/31/2021	0.25	—	10,000
Mid-term Repo-fixed	01/13/2021	0.36	—	4,605
Mid-term Repo-fixed	06/10/2021	0.10	6,376	6,376
Mid-term Repo-fixed	09/10/2021	0.11	10,000	10,000
Mid-term Repo-fixed	12/10/2021	0.16	10,000	10,000
Mid-term Repo-fixed	01/27/2021	0.23	—	5,465
Total			$26,376	106,862

As part of the CARES Act, the FRB of Philadelphia offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program.  Advances from this facility are secured 100% by the aggregate face value of pools comprised of loans with common maturity dates. PPPLF advances mature concurrently with the loans in a given pool. At March 31, 2021, the Corporation pledged $110.6 million of PPP loans to the FRB of Philadelphia to borrow $110.6 million of funds at a rate of 0.35%.

Long-term debt at March 31, 2021 and December 31, 2020 consisted of the following notes:

			Balance as of
	Maturity	Interest	March 31,	December 31,
(dollars in thousands)	date	rate	2021	2020
PPPLF Advances	2022	0.35%	45,189	153,269
PPPLF Advances	2026	0.35	$65,417	—
Mid-term Repo-fixed	06/29/2022	0.32	7,392	7,392
Mid-term Repo-fixed	09/12/2022	0.23	4,886	4,885
Total	`		$122,884	165,546

The FHLB of Pittsburgh has also issued $154 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2021.

The Corporation has a maximum borrowing capacity with the FHLB of $546.7 million as of March 31, 2021 and $638.9 million as of December 31, 2020. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(7)      Servicing Assets

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

Residential Mortgage Loans

The mortgage servicing rights (“MSRs”) are amortized over the period of the estimated future net servicing life of the underlying assets.  MSR’s are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR.  The Corporation serviced $690.9 million and $506.0 million of residential mortgage loans as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Corporation recognized servicing fee income of $358 thousand, compared to $183 thousand during the three months ended March 31, 2020.

Changes in the MSR balance are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at beginning of the period	$4,647	446
Servicing rights capitalized	2,342	184
Amortization of servicing rights	(199)	(33)
Change in valuation allowance	328	(174)
Balance at end of the period	$7,118	423

Activity in the valuation allowance for MSR’s was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Valuation allowance, beginning of period	$(435)	(98)
Impairment	—	(174)
Recovery	328	—
Valuation allowance, end of period	$(107)	(272)

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2021, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 7.21% and a discount rate equal to 9.00%.  At December 31, 2020, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.39% and a discount rate equal to 9.00%.  The prepayment speed assumption has declined from December 31, 2020 to March 31, 2021 as interest rates have started to increase and the number of mortgage refinancings have started to decline, while the discount rate assumption is unchanged over this period as the underlying credit quality of the loans sold in each period is relatively unchanged.

At March 31, 2021 and December 31, 2020, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2021	December 31, 2020
Fair value of residential mortgage servicing rights	$7,258	$4,647

Weighted average life (years)	6.0	5.0

Prepayment speed	7.21%	9.39%
Impact on fair value:
10% adverse change	$(250)	$(183)
20% adverse change	(485)	(354)

Discount rate	9.00%	9.00%
Impact on fair value:
10% adverse change	$(284)	$(168)
20% adverse change	(547)	(329)

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

SBA Loans

SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets.  SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset.  The Corporation serviced $44.8 million and $55.9 million of SBA loans, as of March 31, 2021 and December 31, 2020, respectively.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at beginning of the period	$970	337
Servicing rights capitalized	274	159
Amortization of servicing rights	(67)	(19)
Change in valuation allowance	(17)	(8)
Balance at end of the period	$1,160	469

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Valuation allowance, beginning of period	$(39)	(26)
Impairment	(17)	(8)
Recovery	—	—
Valuation allowance, end of period	$(56)	(34)

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2021, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 14.09%, and a discount rate equal to 6.90%. At December 31, 2020, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.73%, and a discount rate equal to 8.33%.

At March 31, 2021 and December 31, 2020, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2021	December 31, 2020
Fair value of SBA loan servicing rights	$1,234	$1,010

Weighted average life (years)	3.6	3.7

Prepayment speed	14.09%	12.73%
Impact on fair value:
10% adverse change	$(49)	$(37)
20% adverse change	(94)	(71)

Discount rate	6.90%	8.33%
Impact on fair value:
10% adverse change	$(32)	$(25)
20% adverse change	(62)	(49)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$27,230	—	27,230	—
U.S. government agency mortgage-backed securities	3,922	—	3,922	—
U.S. government agency collateralized mortgage obligations	23,519	—	23,519	—
State and municipal securities	72,648	—	72,648	—
U.S. Treasuries	1,916		1,916
Corporate bonds	4,930	—	4,930	—
Equity investments	1,013	—	1,013	—
Mortgage loans held for sale	170,248	—	170,248	—
Mortgage loans held for investment	13,590	—	13,590	—
Interest rate lock commitments	3,285	—	—	3,285
Forward commitments	1,832	—	1,832	—
Customer derivatives - interest rate swaps	151	—	151	—
Total	$324,284	—	320,999	3,285

Liabilities
Interest rate lock commitments	890	—	—	890
Forward commitments	8	—	8	—
Customer derivatives - interest rate swaps	155	—	155	—
	$1,053	—	163	890

	December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$25,592	—	25,592	—
U.S. government agency mortgage-backed securities	4,046	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,909	—	23,909	—
State and municipal securities	65,810	—	65,810	—
Corporate bonds	4,205	—	4,205	—
Equity investments	1,031	—	1,031	—
Mortgage loans held for sale	229,199	—	229,199	—
Mortgage loans held for investment	12,182	—	12,182	—
Interest rate lock commitments	6,932	—	—	6,932
Forward commitments	—	—	—	—
Customer derivatives - interest rate swaps	1,118	—	1,118	—
Total	$374,024	—	367,092	6,932

Liabilities
Interest rate lock commitments	100	—	—	100
Forward commitments	1,572	—	1,572	—
Customer derivatives - interest rate swaps	1,219	—	1,219	—
	$2,891	—	2,791	100

Financial assets measured at fair value on a nonrecurring basis, are considered Level 3 assets in the fair value hierarchy.  The fair value used at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
(dollars in thousands)	Fair Value	Fair Value
Mortgage servicing rights	$7,118	4,647
SBA loan servicing rights	1,160	970
Impaired loans (1)	3,550	2,998
Total	$11,828	8,615

(1)	Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values.

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

The estimated fair values of the Corporation’s financial instruments at March 31, 2021 and December 31, 2020 are as follows:

		March 31, 2021		December 31, 2020
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$31,004	31,004	36,744	36,744
Securities available-for-sale	Level 2	134,165	134,165	123,562	123,562
Securities held-to-maturity	Level 2	6,476	6,772	6,510	6,857
Equity investments	Level 2	1,013	1,013	1,031	1,031
Mortgage loans held for sale	Level 2	170,248	170,248	229,199	229,199
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,340,961	1,352,643	1,272,582	1,289,776
Mortgage loans held for investment	Level 2	13,590	13,590	12,182	12,182
Interest rate lock commitments	Level 3	3,285	3,285	6,932	6,932
Forward commitments	Level 2	1,832	1,832	—	—
Restricted investment in bank stock	NA	5,114	NA	7,861	NA
Accrued interest receivable	Level 3	5,567	5,567	5,482	5,482
Customer derivatives - interest rate swaps	Level 2	151	151	1,118	1,118
Financial liabilities:
Deposits	Level 2	1,383,590	1,470,200	1,241,335	1,392,500
Short-term borrowings	Level 2	26,376	26,376	106,862	106,862
Long-term debt	Level 2	122,884	124,450	165,546	168,000
Subordinated debentures	Level 2	40,701	41,479	40,671	38,375
Accrued interest payable	Level 2	743	743	1,154	1,154
Interest rate lock commitments	Level 3	890	890	100	100
Forward commitments	Level 2	8	8	1,572	1,572
Customer derivatives - interest rate swaps	Level 2	155	155	1,219	1,219

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$445,536	3,285	421,399	6,932
Letters of credit	Level 2	8,730	—	8,928	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three month peiods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$6,932	504
(Decrease) increase in value	(3,647)	3,517
Balance at end of the period	$3,285	4,021

The following table details the valuation techniques for Level 3 interest rate lock commitments.

			Significant
	Fair Value		Unobservable	Range of	Weighted
	Level 3	Valuation Technique	Input	Inputs	Average
March 31, 2021	$3,285	Market comparable pricing	Pull through	1 - 99%	89.79%
December 31, 2020	6,932	Market comparable pricing	Pull through	1 - 99	83.08

Net realized losses of $4.4 million and net realized gains of $3.3 million due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the three months ended March 31, 2021 and 2020, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		March 31, 2021		December 31, 2020
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$258,001	3,285	406,422	6,932
Negative fair values	Other liabilities	92,007	(890)	22,406	(100)
Total		350,008	2,395	428,828	6,832

Forward Commitments
Positive fair values	Other assets	161,000	1,832	—	—
Negative fair values	Other liabilities	32,500	(8)	218,000	(1,572)
Total		193,500	1,824	218,000	(1,572)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	36,408	151	20,979	1,118
Negative fair values	Other liabilities	36,408	(155)	20,979	(1,219)
Total		72,816	(4)	41,958	(101)
Total derivative financial instruments		$616,324	4,215	688,786	5,159

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Interest Rate Lock Commitments	$(4,437)	3,342
Forward Commitments	3,396	(2,311)
Customer Derivatives - Interest Rate Swaps	97	(77)
Net fair value (losses) gains on derivative financial instruments	$(944)	954

Net realized gains on derivatives were $4.3 million for the three months ended March 31, 2021 and net realized losses on derivatives were $1.4 million for the three months ended March 31, 2020.

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

Meridian Wealth Partners (“Wealth”), is a registered investment advisor and wholly-owned subsidiary of the Bank, that provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. The unit generates non-interest income through advisory fees.

Meridian Mortgage (“Mortgage”) consists of 16 loan production offices located throughout the Delaware Valley and Maryland. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale.  The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains.

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Segment Information
	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$14,500	(14)	634	15,120	$9,518	(2)	150	9,666
Provision for loan losses	599	—	—	599	1,552	—	—	1,552
Net interest income after provision	13,901	(14)	634	14,521	7,966	(2)	150	8,114

Non-interest Income
Mortgage banking income	268	—	23,832	24,100	102	—	6,691	6,793
Wealth management income	—	1,136	—	1,136	—	1,021	—	1,021
SBA income	1,245	—	—	1,245	542	—	—	542
Net change in fair values	98	—	(5,011)	(4,913)	(65)	—	1,817	1,752
Net gain (loss) on hedging activity	—	—	4,261	4,261	—	—	(1,425)	(1,425)
Other	712	—	507	1,219	445	—	91	536
Non-interest income	2,323	1,136	23,589	27,048	1,024	1,021	7,174	9,219
Non-interest expense	8,932	895	18,436	28,263	6,937	788	6,337	14,062
Income before income taxes	$7,292	227	5,787	13,306	$2,053	231	987	3,271
Total Assets	$1,578,721	6,092	159,164	1,743,977	$1,192,882	5,337	105,223	1,303,442

(11)    Stockholders’ Equity

On January 28, 2021, the Corporation announced that its Board of Directors declared a cash dividend of $0.125 per share, payable on February 22, 2021 to shareholders of record as of February 8, 2021. On February 16, 2021, the Corporation announced that its Board of Directors declared a special dividend of $1.00 per share. The special dividend was paid on March 15, 2021 to shareholders of record as of March 1, 2021. During the first quarter of 2021, the Corporation paid a quarterly dividend of $0.125 per share and the special dividend of $1.00 per share noted above.

On April 22, 2021, the Corporation’s Board of Directors declared a cash dividend of $0.125 per common share, payable on May 17, 2021 to shareholders of record as of May 10, 2021.

On April 26, 2021, the Corporation announced that its Board of Directors has authorized a stock repurchase plan pursuant to which the Corporation may repurchase up to $6 million of the company’s outstanding common stock, par value $1.00 per share. Stock will be purchased from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements. This program is subject to applicable regulatory protocol.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2020 included in Meridian Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Cautionary Statement Regarding Forward-Looking Statements

Meridian Corporation (the “Corporation”) may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties including, without limitation: the impact of the current COVID-19 pandemic and government responses thereto, on the U.S. economy, including the markets in which we operate; actions that we and our customers take in response to these factors and the effects such actions have on our operations, products, services and customer relationships; and the risk that the Small Business Administration may not fund some or all Paycheck Protection Program (PPP) loan guaranties, among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements.  Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.

Recent Developments

Impacts of COVID-19

The COVID-19 pandemic continues to cause significant, unprecedented disruption that affects daily living and negatively impacts the economy.  The current interest rate environment, borrower and counterparty credit quality and market volatility, among other factors, continue to impact our performance. Though we are unable to estimate the magnitude, we expect the pandemic and the resulting economic environment will continue to affect our future operating results.

Meridian was able to react quickly to the changes required by the pandemic because of the commitment and flexibility of its workforce coupled with well-prepared business continuity plans. While state and local governments have eased temporary business closures and we have opened our branches, we expect our colleagues who have been operating remotely to continue for a period of time. While the approved vaccines are being administered throughout our footprint, it remains unknown when, or if, there will be a return to historical norms of economic and social activity.

We continue to work with our customers to originate and renew business loans as well as originate loans made available through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), a lending program established as part of the relief to American consumers and businesses in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Several subsequent congressional acts have reopened and extended the PPP loan program. During the 2021 first quarter, we have processed over 797 applications totaling approximately $117 million under the reopened PPP.

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

This critical accounting policy, along with other significant accounting policies, are presented in in Footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2020 and 2019 included in the Annual Report on Form 10-K.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2021, as compared to the same period in 2020, and the changes in its financial condition as of March 31, 2021 as compared to December 31, 2020. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●Net income was $10.2 million or $1.65 per diluted share, an increase of $7.7 million, or 304.2%. The increase was driven by growth in the balance sheet, as well as growth in our fee producing divisions of mortgage, wealth and SBA.
●ROE and ROA were 30.06% and 2.43%, respectively, for the first quarter 2021, compared to 8.40% and 0.87%, respectively, for the first quarter 2020.
●Pre-tax, pre-provision income (a non-GAAP measure) for the first quarter of 2021 was $13.9 million, an increase of $9.1 million or 188.3%. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section below.
●Total revenue was $44.5 million, an increase of $21.5 million or 93.4%.
●Net interest income increased $5.5 million, or 56.4%, with interest expense down $1.8 million or 43.5%.
●Non-interest income increased $17.8 million or 193.4%, driven by mortgage banking revenue, wealth management income, SBA income, gains on security sales and other fee income.
o	Mortgage banking net revenue increased $17.3 million, or 254.8%, due to higher levels of originations and refinancings, largely derived from the expansion of our mortgage division into Maryland. Net gains on hedging activity increased $5.7 million, while negative fair value changes in loans and derivative instruments were $6.6 million.
o	Wealth management income was up $115 thousand, or 11.3%.
o	SBA income was up $703 thousand, or 129.7% as the number and value of SBA loans sold increased from the prior year.
o	Gains on sales of securities were up $48 thousand, or 100.0%.
o	Other fee income increased $634 thousand, or 144.4%.
●	Provision for loan losses was $599 thousand in the first quarter of 2021 compared to $1.6 million in the first quarter of 2020.
●	Non-interest expenses increased $14.2 million, or 101.0%, driven by an increase in salaries and benefits.

Changes in Financial Condition

●Total assets increased $23.8 million, or 1.4%, to $1.7 billion as of March 31, 2021.
●Total loans, net of allowance, increased $ 69.2 million, or 5.5%, to $1.3 billion as of March 31, 2021. SBA PPP loans contributed $27.0 million net to this increase, while portfolio loans increased $42.2 million, or 3.9%.
●Since the beginning of the COVID-19 pandemic, Meridian provided nearly 200 borrowers with assistance through loan payment holidays of 3-6 months on loans totaling approximately $166.6 million. As of March 31, 2021, $137.8 million of loans had returned to their original payment terms with $28.8 million in active loan modifications, compared to loan modifications of $26.9 million as of December 31, 2020. The increase in loan modifications in the first quarter of 2021 was due to a first loan modification provided to a borrower in the hospitality industry.
●As of March 31, 2021, we have assisted borrowers with the forgiveness of approximately 453 PPP “round 1” loans totaling approximately $88.9 million, while also helping borrowers to secure approximately 435 PPP “round 2” loans totaling approximately $92.6 million.
●Mortgage loans held for sale decreased $59.0 million, or 25.7%, to $170.2 million as of March 31, 2021.
●Mortgage segment originated $725.0 in loans for the quarter-ended March 31, 2021.
●Total deposits grew $142.3 million, or 11.5%, to $1.4 billion as of March 31, 2021.
●Non-interest bearing deposits grew $53.9 million, or 26.4%, to $257.7 million as of March 31, 2021.
●Borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $110.6 million as of March 31, 2021, a decrease of $42.7 million from December 31, 2020. Other borrowings were down $80.5 million or 67.6%.
●Returned $6.9 million of capital to Meridian shareholders through a quarterly dividend of $0.125 and $1.00 special dividend, both paid during first quarter 2021.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2021 and 2020 are shown in the table below:

	Three Months Ended
	March 31,
	2021	2020
Annualized return on average equity	30.06%	8.40%
Annualized return on average assets	2.43%	0.87%
Net interest margin (tax effected yield)	3.72%	3.49%
Basic earnings per share	$1.70	$0.39
Diluted earnings per share	$1.65	$0.39

The following table presents certain key period-end balances and ratios as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(dollars in thousands, except per share amounts)	2021	2020
Book value per common share	$23.27	$23.08
Tangible book value per common share (1)	$22.55	$22.35
Allowance as a percentage of loans and leases held for investment	1.36%	1.38%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.65%	1.65%
Tier I capital to risk weighted assets	9.90%	10.22%
Tangible common equity ratio (1)	7.99%	7.99%
Loans held for investment	$1,354,551	$1,284,764
Total assets	$1,743,977	$1,720,197
Stockholders' equity	$143,505	$141,622

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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio for Meridian Corporation:

(dollars in thousands)	March 31, 2021	December 31, 2020
Tangible common equity ratio:
Total stockholders' equity	143,505	141,622
Less:
Goodwill and intangible assets	(4,432)	(4,500)
Tangible common equity	139,073	137,122
Total assets	1,743,977	1,720,197
Less:
Goodwill and intangible assets	(4,432)	(4,500)
Tangible assets	$1,739,545	$1,715,697
Tangible common equity ratio	7.99%	7.99%

The table below provides the non-GAAP reconciliation for our tangible book value per common share for Meridian Corporation:

	2021	2020
Reconciliation of tangible book value per common share	March 31	December 31
Book value per common shares	$23.27	$23.08
Less: Impact of goodwill and intangible assets	0.72	0.73
Tangible book value per common share	$22.55	$22.35

The following is a reconciliation of the allowance for loan losses to total loans held for investment ratio for the three months ended March 31, 2021. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation.

	2021	2020
Reconciliation of Allowance for Loan Losses / Total loans held for investment	March 31	December 31
Allowance for loan losses / Total loans held for investment	1.36%	1.38%
Less: Impact of loans held for investment - fair valued	0.00%	0.00%
Less: Impact of PPP loans	0.29%	0.27%
Allowance for loan losses / Total loans held for investment (excl. loans at fair value and PPP loans)	1.65%	1.65%

The table below provides the non-GAAP reconciliation for pre-tax, pre-provision income:

(Dollars in thousands)	2021	2020
Reconciliation of pre-tax, pre-provision income	1st QTR	1st QTR
Income before income tax expense	$13,306	$3,271
Provision for loan losses	599	1,552
Pre-tax, pre-provision income	$13,905	$4,823

The following sections discuss, in detail, the Corporation’s results of operations for the three months ended March 31, 2021, as compared to the same period in 2020, and the changes in its financial condition as of March 31, 2021 as compared to December 31, 2020.

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

NET INTEREST INCOME

Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three  months ended March 31, 2021 and 2020, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the results of net free funding sources such as non-interest deposits and stockholders’ equity.

Total interest income for the three months ending March 31, 2021 was $17.5 million, which represented a $3.7 million, or 26.5%, increase compared with the three months ending March 31, 2020. The increase in interest income was attributable to a $539.6 million increase in average interest earning assets, year over year, led by the $212.0 million increase in average balances on PPP loans, offset by a decrease of 69 basis points in yield on earning assets, to 4.29% from 4.98%, for same period in 2020.  The commercial loan portfolio yield, shared national credit portfolio yield and the home equity loan portfolio yield fell 73, 144 and 85 basis points, respectively, over the same period in 2020.  Helping to lessen the impact of these yield decreases was an increased yield of 183 basis points in leases as our Meridian Equipment Finance (“MEF”) group has significantly increased lease originations year-over-year.

Total interest expense declined $1.8 million or 43.5% to $2.3 million for the three months ending March 31, 2021, compared with $4.1 million for the three months ending March 31, 2020. While interest-bearing deposit balances increased $283.7 million from March 31, 2020 compared to March 31, 2021, the cost of all deposit types declined sharply over this period. The cost of interest-bearing deposits declined 94 basis points.  The cost of money market and savings deposits declined 85 basis points and the cost of time deposits decreased by 132 basis points over the period. Contributing to the decline in interest expense on deposits over this period was the $96.9 million increase in non-interest bearing deposits. Interest expense on borrowings declined $109 thousand or 12.5% to $765 thousand for the three months ended March 31, 2021. The average balance of borrowings increased $125.3 million due largely to PPPLF advances used to fund PPP loans, while the cost of borrowings declined 157 basis points over this period.

Net interest income increased $5.5 million, or 56.4%, to $15.1 million for the three months ended March 31, 2021, compared to $9.7 million for the three months ended March 31, 2020. The net-interest margin increased 23 basis points for the three months ending March 31, 2021 at 3.72%, compared with 3.49% for the three month ending March 31, 2020. The increase in net interest margin reflects declining interest rates paid on deposits and borrowings loan portfolios overall,  out-pacing the declines in the yields on interest earning assets during the year-over-year period presented.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	2021			2020
		Interest			Interest
For the Three Months Ended March 31,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$13,647	2	0.09%	$5,488	24	1.75%
Federal funds sold	17,791	1	0.02%	9,015	34	1.48%
Investment securities(1)	135,612	688	2.06%	75,545	479	2.55%
Loans held for sale	173,664	1,131	2.61%	43,850	369	3.37%
Loans held for investment(1)	1,314,077	15,695	4.84%	981,303	12,904	5.26%
Total loans	1,487,741	16,826	4.59%	1,025,153	13,273	5.51%
Total interest-earning assets	1,654,791	17,517	4.29%	1,115,201	13,810	4.98%
Noninterest earning assets	40,170			41,481
Total assets	$1,694,961			$1,156,682
Liabilities and stockholders' equity
Interest bearing liabilities
Interest-bearing deposits	$224,362	298	0.54%	$139,750	514	1.48%
Money market and savings deposits	577,472	829	0.58%	333,820	1,184	1.43%
Time deposits	271,416	439	0.66%	316,030	1,556	1.98%
Total deposits	1,073,250	1,566	0.59%	789,600	3,254	1.66%
Short-term borrowings	54,806	61	0.45%	53,015	258	1.96%
Long-term borrowings	128,530	111	0.35%	5,023	24	1.92%
Total Borrowings	183,336	172	0.38%	58,038	282	1.95%
Subordinated Debentures	40,682	593	5.83%	41,590	593	5.70%
Total interest-bearing liabilities	1,297,268	2,331	0.73%	889,228	4,129	1.87%
Non-interest bearing deposits	234,030			137,141
Other non-interest bearing liabilities	26,474			9,844
Total liabilities	$1,557,772			$1,036,213
Total stockholders' equity	137,189			120,469
Total stockholders' equity and liabilities	$1,694,961			$1,156,682
Net interest income (1)		$15,186			$9,681
Net interest spread (1)			3.56%			3.11%
Net interest margin (1)			3.72%			3.49%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis

The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2021 as compared to the same period in 2020, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	March 31, 2021 Compared to 2020
	Change in interest due to:
(dollars in thousands)	Rate	Volume	Total
Interest income:
Due from banks	$(120)	98	(22)
Federal funds sold	(147)	114	(33)
Investment securities(1)	(559)	768	209
Loans held for sale	(569)	1,331	762
Loans held for investment(1)	(6,101)	8,892	2,791
Total loans	(6,670)	10,223	3,553
Total interest income	$(7,496)	11,203	3,707
Interest expense:
Interest bearing deposits	$(1,394)	1,178	(216)
Money market and savings deposits	(3,282)	2,927	(355)
Time deposits	(922)	(195)	(1,117)
Total interest bearing deposits	(5,598)	3,910	(1,688)
Short-term borrowings	(256)	59	(197)
Long-term borrowings	(150)	237	87
Total borrowings	(406)	296	(110)
Subordinated debentures	53	(53)	—
Total interest expense	(5,951)	4,153	(1,798)
Interest differential	$(1,545)	7,050	5,505
(1)	Yields and net interest income are reflected on a tax-equivalent basis.

For the three months ended March 31, 2021 as compared to the same period in 2020, tax-equivalent interest income increased $3.7 million as volume changes in average earning assets contributed $11.5 million and unfavorable rate changes reduced interest income by $7.8 million.  The favorable change in interest income due to volume changes was driven mostly from growth in the loans held for investment portfolio, which increased $332.8 million on average over the three month periods, while the loans held for sale portfolio also increased $129.8 million on average over this period.  Within the loans held for investment portfolio, the average balance on PPP loans increased $212.0 million.  Partially off-setting these favorable volume changes were unfavorable loan rate changes of 92 basis points reducing interest income by $7.8 million.

On the funding side, interest expense decreased $1.8 million due to the impact from rate declines which offset the impact from volume increases.  The cost of deposits and borrowings were down across the board, having a $6.0 million positive effect on interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits declined 94 basis points, 85 basis points and 132 basis points, respectively, while the cost of borrowings declined 157 basis points. Interest-bearing deposits, and money market and savings accounts increased $84.6 million, and $243.7 million on average, while time deposits decreased $44.6 million on average, and borrowings overall were up $125.3 million on average.  These average balance changes led to a $4.2 million increase in interest expense.

Overall, the increase in interest income from volume changes contributed $11.5 million and out-paced the unfavorable rate changes to improve tax-equivalent net interest income by $5.5 million.

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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of March 31, 2021 and 2020  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter. We would note that starting in the first quarter of 2020 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are allowed to decline below 0%. Negative rates do impact the net interest income calculations, however there are floors in place and they override the negative rates on applicable instruments.

Rate Ramp

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	March 31,
Changes in Market Interest Rates	2021	2020
+300 basis points over next 12 months	3.83%	0.81%
+200 basis points over next 12 months	2.28%	0.21%
+100 basis points over next 12 months	1.06%	(0.08)%
No Change
-100 basis points over next 12 months	(1.56)%	(0.70)%
-200 basis points over next 12 months	(5.01)%	(3.35)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2021. In its current position, the table indicates that a 100, 200 or 300 basis point increase in interest rates would have a positive impact from rising rates on net interest income over the next 12 months. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of March 31, 2021 and 2020, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that starting in the first quarter of 2020 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are allowed to decline below 0%. Negative rates for this simulation mainly impacts the discount rate for the economic value calculation.

Management has and continues to employ strategies to mitigate risk in these scenarios.  Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

	Estimated increase (decrease) in Net
	Economic Value at March 31,
Changes in Market Interest Rates	2021	2020
+300 basis points	7%	58%
+200 basis points	4%	47%
+100 basis points	2%	29%
No Change
-100 basis points	(4)%	(46)%
-200 basis points	(13)%	(117)%

This economic value of equity profile at March 31, 2021 suggests that we would experience a positive effect from an increase in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-earning assets and conversely we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

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

Management has and continues to employ strategies to mitigate risk in the Net Interest Income and Economic Value simulations.  Strategies include actively lowering deposit and funding rates, adding and maintaining interest rate floors on assets.  Recent changes in interest rates and the yield curve, in addition to the strategies employed, have helped mitigate the impact in all rate scenarios and moved us to a more neutral positon over time.

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

The following tables present the interest rate gap analysis of our assets and liabilities as of March 31, 2021 and December 31, 2020.

				Greater
				Than
				5 years and
As of March 31, 2021	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$54,578	5,380	17,436	95,264	172,658
Loans (1)	1,060,791	173,452	257,746	14,434	1,506,423
Other Assets	—	—	—	64,896	64,896
Total Assets	$1,115,369	178,832	275,182	174,594	1,743,977

Non-interest bearing deposits	8,489	8,197	23,796	217,248	257,730
Interest bearing deposits	836,092	—	—	—	836,092
Time deposits	193,967	43,173	52,628	—	289,768
Borrowings	26,376	57,467	65,417	—	149,260
Other Liabilities	—	—	169	67,453	67,622
Total stockholders' equity	—	—	—	143,505	143,505
Total liabilities and stockholders' equity	$1,064,924	108,837	142,010	428,206	1,743,977

Repricing gap:
Positive (negative)	$50,445	69,995	133,172	(253,612)	—
Cumulative repricing gap: Dollar amount	$50,445	120,440	253,612	—
Percent of total assets	2.9%	6.9%	14.5%	—
(1)	Loans include portfolio loans and loans held for sale

				Greater
				Than
				5 years and
As of December 31, 2020				Not Rate
(dollars in thousands)	12 Months	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$59,739	5,376	20,303	82,429	167,847
Loans (1)	1,041,269	199,978	226,594	10,588	1,478,429
Other Assets	—	—	—	73,921	73,921
Total Assets	1,101,008	205,354	246,897	166,938	1,720,197

Noninterest-bearing deposits	6,871	6,638	19,280	171,054	203,843
Interest-bearing deposits	779,195	—	—	—	779,195
Time deposits	197,649	41,533	19,115	—	258,297
Borrowings	106,862	165,546	—	—	272,408
Other Liabilities	—	—	169	64,663	64,832
Total stockholders' equity	—	—	—	141,622	141,622
Total liabilities and stockholders' equity	$1,090,577	213,717	38,564	377,339	1,720,197

Repricing gap:
Positive (negative)	10,431	(8,363)	208,333	(210,401)	—
Cumulative repricing gap: Dollar amount	$10,431	2,068	210,401	—
Percent of total assets	0.6%	0.1%	12.2%	—
(1)	Loans include portfolio loans and loans held for sale

Under the repricing gap analysis for both periods, we are asset-sensitive due to recent loan growth which has out-paced our deposit growth.  We generally manage our interest rate risk profile close to neutral, using a strategy that is focused on increasing our concentration of relationship-based transaction accounts through efforts of our business developers and new branches. The gap results presented could vary substantially if different assumptions are used or if actual experience differs from the assumptions used in the preparation of the gap analysis. Furthermore, the gap analysis provides a static view of interest rate risk exposure at a specific point in time and offers only an approximate estimate of the relative sensitivity of our interest-earning assets and interest-bearing liabilities to changes in market interest rates. In addition, the impact of certain optionality is embedded in our balance sheet such as contractual caps and floors, and trends in asset and liability growth. Accordingly, we combine the use of gap analysis with the use of an earnings simulation model that provides a dynamic assessment of interest rate sensitivity.

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended March 31, 2021, the Corporation recorded a provision for loan and lease losses (“Provision”) of $599 thousand which was a $953 thousand decrease from the same period in 2020. For the three months ended March 31, 2021 there were net recoveries of $10 thousand as compared to net recoveries of $33 thousand for the same period in 2020.  While the Provisions recorded for both periods were impacted by qualitative provisioning for the economic uncertainty as a result of the COVID-19 pandemic, the first quarter 2021 Provision had less such impact as the first quarter 2020 Provision, which was developed right at the start of the pandemic when economic factors were severely impacted, but to date have recovered to some degree.

The provision for loan and lease losses could increase in future periods based on our belief that the credit quality of our loan portfolio could decline and loan defaults could increase if the COVID-19 pandemic continues for a prolonged period of time.

Asset Quality and Analysis of Credit Risk

Asset quality remains strong despite the pressures that the COVID-19 pandemic has had on businesses and the economy locally and nationally. Meridian realized net charge-offs of 0.00% of total average loans for the quarter ending March 31, 2021, unchanged from the quarter ended December 31, 2020. Total non-performing assets, including loans and other real estate property, were $8.6 million as of March 31, 2021, compared to $7.9 million as of December 31, 2020. The ratio of non-performing assets to total assets as of March 31, 2021 was 0.49% compared to 0.46% as of December 31, 2020.  The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure), was 1.65% as of both March 31, 2021 and December 31, 2020. PPP loans are excluded from calculation of this ratio as they are guaranteed by the SBA and therefore we have not provided for in the allowance for loan losses. A reconciliation of this non-GAAP measure is included in the Appendix.

There were no properties in OREO as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, the Corporation had $2.8 million of troubled debt restructurings (“TDRs”), of which $2.5 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2020, the Corporation had $3.6 million of TDRs, of which $3.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of March 31, 2021, the Corporation had a recorded investment of $10.2 million of impaired loans and leases which included $2.8 million of TDRs.

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

Nonperforming Assets and Related Ratios

	As of
	March 31,	December 31,
(dollars in thousands)	2021	2020
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$—	3,061
Home equity lines and loans	919	859
Residential mortgage	2,715	2,725
Total real estate loans	$3,634	6,645
Commercial and industrial	3,911	1,285
Small business loans	917
Leases	131	—
Total nonaccrual loans	$8,593	7,930
Total non-performing loans	$8,593	7,930
Total non-performing assets	$8,593	7,930

Troubled debt restructurings:
TDRs included in non-performing loans	239	244
TDRs in compliance with modified terms	2,534	3,362
Total TDRs	$2,773	3,606

Asset quality ratios:
Non-performing assets to total assets	0.49%	0.46%
Non-performing loans to:
Total loans and leases	0.56%	0.52%
Total loans held-for-investment	0.63%	0.62%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	0.77%	0.74%
Allowance for loan losses to:
Total loans and leases	1.21%	1.17%
Total loans held-for-investment	1.36%	1.38%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.65%	1.65%
Non-performing loans	213.83%	224.04%

Total loans and leases	$1,524,799	1,513,963
Total loans and leases held-for-investment	$1,354,551	1,284,764
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,115,384	1,072,727
Allowance for loan and lease losses	$18,376	17,767

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” above for a reconciliation of this measure to its most comparable GAAP measure. PPP loans have only been excluded from this calculation as of March 31, 2021.

NON-INTEREST INCOME

Three Months Ended March 31, 2021 Compared to the Same Period in 2020

Total non-interest income for the first quarter of 2021 was $27.1 million, up $17.8 million or 193.4% from the comparable period in 2020. This overall increase in non-interest income came largely from our mortgage division. Mortgage banking net revenue increased $17.3 million or 254.8% over the first quarter of 2020.  The significant increase in first quarter 2021 came from increased levels of mortgage loan originations due to both the expansion of the division into Maryland as well as the favorable rate environment for refinance activity. Our mortgage division originated $724.7 million in loans during the first quarter of 2021, an increase of $469.9 million, or 184.6%, from the first quarter of 2020.  Refinance activity represented 64% of the total loans originated for the first quarter of 2021, compared to 61% for the first quarter of 2020.  The fair value of derivative instruments and loans held for sale decreased a combined $6.6 million over the period.  Net hedging activity increased $5.7 million to a net gain of $4.3 million for the first quarter of 2021.

Non-interest income from the sales of SBA 7(a) loans increased $703 thousand as $13.0 million in loans were sold in the first quarter of 2021 compared to $10.3 million in loans sold in the first quarter of 2020.  Wealth management revenue increased $115 thousand year-over-year due to the favorable market conditions discussed above.  Other fee income was up $634 thousand or 144.4% from the first quarter of 2020 due to increases period over period of $131 thousand on interest rate swap fee income, $307 thousand in mortgage fee income, $111 thousand in wire transfer fee income, $38 thousand in title transfer fee income, and $95 thousand in other fee income.

NON-INTEREST EXPENSE

Three Months Ended March 31, 2021 Compared to the Same Period in 2020

Total non-interest expense for the first quarter of 2021 was $28.3 million, up $14.2 million or 101.0%, from the comparable period in 2020.  The increase in non-interest expense is largely attributable to an increase in salaries and employee benefits expense, which increased $12.3 million or 124.0%, from the comparable period in 2020.  Of this increase, $12.5 million relates to the mortgage division.  Full-time equivalent employees, particularly in the mortgage division, increased from the prior year comparable quarter as we expanded our mortgage division into Maryland.

Occupancy and equipment expense increased $228 thousand or 24.7%, from the first quarter of 2020 as the result of rent expense incurred at the seven loan production locations for our mortgage division expansion into Maryland.  Professional fees increased $273 thousand or 40.9% due largely to an increase in consulting costs incurred on several IT related projects that Meridian has undertaken to improve efficiency and automation in processes, combined with an increase in audit and legal fees year over year as Meridian continues to grow.

Advertising and promotion expense increased $176 thousand, or 28.9%, from the comparable period in 2020.  This increase was due to an increase in Meridian’s overall general marketing and advertising costs, in addition to an increase in marketing costs from our mortgage division.  Data processing costs increased $272 thousand or 79.1%, from the first quarter of 2020 as the result of increased loan processing activity from our mortgage division, combined with processing activity relating to PPP loans.  IT related costs increased $107 thousand due to increased software related costs as Meridian continues to grow and expand the number of technology platforms used to accommodate this growth.

Other non-interest expenses were up $953 thousand, or 87.4%, from the comparable period in 2020, due largely to employee expenses for travel and client meetings, which have begun to open up.  Additionally, as Meridian continues to grow as an organization in headcount, geographic footprint and services offered, certain non-interest expenses have increased year over year, including insurance expense, postage and shipping costs, and communications costs. The overall increase of $953 thousand in other non-interest expenses was also driven by an increase in loan servicing and other volume based fees in our mortgage and commercial loan portfolios.

INCOME TAXES

Income tax expense for the three months ended March 31, 2021 was $3.1 million, as compared to $755 thousand for the same period in 2020.  The increase in income tax expense was attributable to the increase in earnings, period over period.  Our effective tax rate was 23.6% for the first quarter of 2021 and 23.1% for the first quarter of 2020.

BALANCE SHEET ANALYSIS

As of March 31, 2021, total assets were $1.7 billion, an increase of $23.8 million from December 31, 2020.  Total assets increased $440.5 million, or 33.8%, from March 31, 2020 primarily due to strong loan growth.

Total loans, net of allowance, grew $69.2 million, or 5.5%, to $1.3 billion as of March 31, 2021, from $1.3 billion as of December 31, 2020. The increase is attributable partially to the $37.9 million net increase in PPP loans as of March 31, 2021. There was also growth in several commercial categories as we continue to grow our presence in the Philadelphia market area. Commercial real estate loans increased $32.3 million, or 6.7% from December 31, 2020. Small business loans increased $12.8 million, or 26.0% from December 31, 2020, and leases increased $15.6 million as our MEF leasing team continues to grow at a rapid pace after starting up in early 2020.  Residential mortgage loans held for sale decreased $59.0 million, or 25.7%, to $170.2 million as of March 31, 2021 from $229.2 million at December 31, 2020.

Servicing assets were $8.3 million as of March 31, 2021, up $2.7 million, or 47.4%, from December 31, 2020.  $7.2 million of this balance is comprised of mortgage servicing rights, while $1.1 million is comprised of SBA loan servicing assets. The increase in both servicing asset types was the result of the continued strong loan sales markets since December 31, 2021.

Deposits were $1.4 billion as of March 31, 2021, up $142.3 million, or 11.5%, from December 31, 2020. Non-interest bearing deposits increased $53.9 million, or 26.4%, from December 31, 2020. Interest-bearing checking accounts increased $37.3 million, or 18.0%, from December 31, 2020.  Money market accounts/savings accounts increased $19.6 million, or 3.4% since December 31, 2020, driven by business money market accounts and sweep accounts.  Increases in core deposits were driven from loan customers as part of new business and municipal relationships and also as a result of the PPP loan process.  Certificates of deposits increased $31.5 million, or 12.2%, from December 31, 2020.

Short-term borrowings were $26.4 million as of March 31, 2021, down $80.5 million, or 75.3%, from December, 31, 2020, while long-term debt was $122.9 million as of March 31, 2021, down $42.7 million, or 25.8%, from December 31, 2020. Short-term borrowings declined from December 31, 2020 to March 31, 2021, largely due to the increase in non-interest deposits noted above. As non-interest bearing deposits increased over this period, the need for borrowings to fund loan growth, declined.  The decline in long-term debt was due to a decrease in PPPLF advances, which were funding sources for PPP loans, as $64.7 of PPP loans from “round 1” were forgiven for the period ended March 31, 2021.

Capital

Consolidated stockholders’ equity of the Corporation was $143.5 million, or 8.2% of total assets as of March 31, 2021, as compared to $141.6 million, also 8.2% of total assets as of December 31, 2020. The change in stockholders’ equity is the result of year-to-date net income of $10.2 million, partially offset by dividends of $6.9 million paid during the first quarter of 2021, which included a special dividend of $1 per share, in addition to the quarterly dividend of $0.125 per share.  Net unrealized gains on available for sale investment securities declined by $1.9 million from December 31, 2020 to March 31, 2021 due to the changing interest rate environment over this period.

As of March 31, 2021, the Tier 1 leverage ratio was 8.86% for the Corporation and 11.34% for the Bank, the Tier 1 risk-based capital and common equity ratios were 9.90% for the Corporation and 12.66% for the Bank, and total risk-based capital was 14.05% for the Corporation and 14.03% for the Bank. Quarter-end numbers show a tangible common equity to tangible assets ratio (a non-GAAP measure) of 7.99% for the Corporation and 10.22% for the Bank. A reconciliation of this non-GAAP measure is included in the Appendix.  Tangible book value per share was $22.55 as of March 31, 2021, compared with $22.35 as of December 31, 2020.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of March 31, 2021 and December 31, 2020:

	March 31, 2021
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$138,435	8.86%	$124,958	8.00%
Bank	177,102	11.34%	124,959	8.00%

	December 31, 2020
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$134,564	8.96%	$120,082	8.00%
Bank	173,231	11.54%	120,080	8.00%

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

Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $341.6 million at March 31, 2021, compared to $408.8 million at December 31, 2020, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $10.1 million at March 31, 2021. At March 31, 2021, Meridian had no borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2021, Meridian’s maximum borrowing capacity with the FHLB was $546.7 million. At March 31, 2021, Meridian had borrowed $38.6 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $154 million against its available credit lines. At March 31, 2021, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $259.8 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $182.4 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of March 31, 2021, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded income before tax of $7.3 million for the three months ended March 31, 2021, as compared to income before tax of $2.1 million for the same period in 2020. The Banking Segment provided 54.8% of the Corporation’s pre-tax profit for the three month period ended March 31, 2021, as compared to 62.7% for the same period in 2020.

The Wealth Management Segment recorded income before tax of $227 thousand for the three months ended March 31, 2021, as compared to income before tax of $231 thousand for the same period in 2020.

The Mortgage Banking Segment recorded income before tax of $5.8 million for the three months ended March 31, 2021, as compared to income before tax of $1.0 million and $1.0 million for the same period in 2020.  Mortgage Banking income and expenses related to loan originations and sales increased due to higher origination volume.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2021 were $445.5 million, as compared to $421.4 million at December 31, 2020.

Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2021 amounted to $8.7 million, as compared to $8.9 million at December 31, 2020.

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

In certain circumstances the Corporation may be required to repurchase loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws.  The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached, and such breach has a material adverse effect on the loans. Based on the obligations described above, the Corporation did not repurchase loans for the three months ended March 31, 2021, and repurchased 1 loan in the amount of $154 thousand for the three months ended March 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2021 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 52.

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

4.3	Form of 5.375% Subordinated Note due 2029 (included as Exhibit A-1 and Exhibit A-2 to the Indenture incorporated by reference as Exhibit 4.2 hereto), filed with the SEC on December 18, 2019.
10.1	Meridian Bank 2016 Equity Incentive Plan, filed as Exhibit 10.1 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
10.2	Employment Agreement between Meridian Bank and Christopher Annas, effective April 11, 2019, filed as Exhibit 10.1 to Form 8-K on April 11, 2019 and incorporated herein by reference.
10.3	Amendment to Meridian Corporation Supplemental Executive Retirement and Deferred Compensation Plan, filed as Exhibit 10.1 to Form 8-K on March 12, 2020 and incorporated herein by reference.
10.4	Meridian Bank Employee Stock Ownership Plan, filed as Exhibit 10.4 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
10.5	Employment Agreement between Meridian Bank and Denise Lindsay, effective July 23, 2018, filed as Exhibit 10.2, to Form 8-K with the FDIC on July 23, 2018, and incorporated herein by reference.
10.6	Meridian Bank 2004 Stock Option Plan, as amended June 15, 2006, filed as Exhibit 10.6 to Form 10-K on March 29, 2021, and incorporated herein by reference.
10.7

Change in Control Agreement between Meridian Bank and Joseph Cafarchio, effective July 23, 2018, filed as Exhibit 10.1, to Form 8-K with the FDIC on July 23, 2018, and incorporated herein by reference.

10.8	Change in Control Agreement between Meridian Bank and Charlie Kochka, effective July 23, 2018, filed as Exhibit 10.1, to Form 8-K with the FDIC on July 23, 2018, and incorporated herein by reference.
10.9	Change in Control Agreement between Meridian Bank and Randy McGarry, effective November 2, 2018, and filed herewith.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Financial Officer, filed herewith.
32	Section 1350 Certifications, filed herewith.
101.INS	XBRL Instance Document – The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2021	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)