Form 10-Q
period 2021-06-30
Meridian Corp
filed 2021-08-16
CIK 1750735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2021 there were 6,168,623 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except per share data)	2021	2020
Cash and due from banks	$26,902	34,190
Federal funds sold	—	2,554
Cash and cash equivalents	26,902	36,744
Securities available-for-sale (amortized cost of $139,242 and $120,215 as of June 30, 2021 and December 31, 2020)	141,909	123,562
Securities held-to-maturity (fair value of $6,726 and $6,857 as of June 30, 2021 and December 31, 2020)	6,441	6,510
Equity investments	1,016	1,031
Mortgage loans held for sale (amortized cost of $130,789 and $225,007 as of June 30, 2021 and December 31, 2020), at fair value	132,348	229,199
Loans, net of fees and costs (includes $15,129 and $12,182 of loans at fair value, amortized cost of $14,539 and $11,514 as of June 30, 2021 and December 31, 2020)	1,362,750	1,284,764
Allowance for loan and lease losses	(18,361)	(17,767)
Loans, net of the allowance for loan and lease losses	1,344,389	1,266,997
Restricted investment in bank stock	5,357	7,861
Bank premises and equipment, net	8,160	7,777
Bank owned life insurance	12,269	12,138
Accrued interest receivable	5,519	5,482
Deferred income taxes	1,047	62
Servicing assets	10,327	5,617
Goodwill	899	899
Intangible assets	3,481	3,601
Other assets	8,946	12,717
Total assets	$1,709,010	1,720,197
Liabilities:
Deposits:
Non-interest bearing	$261,806	203,843
Interest bearing	1,151,474	1,037,492
Total deposits	1,413,280	1,241,335
Short-term borrowings	33,542	106,862
Long-term debt	48,614	165,546
Subordinated debentures	40,730	40,671
Accrued interest payable	120	1,154
Other liabilities	19,839	23,007
Total liabilities	1,556,125	1,578,575
Stockholders’ equity:
Common stock, $1 par value. Authorized 25,000,000 and 10,000,000 shares as of June 30, 2021 and December 31, 2020; issued 6,492,900 and 6,455,566 as of June 30, 2021 and December 31, 2020	6,493	6,456
Surplus	82,198	81,196
Treasury stock - 320,000 shares at June 30, 2021 and December 31, 2020	(5,828)	(5,828)
Unearned common stock held by employee stock ownership plan	(1,768)	(1,768)
Retained earnings	69,739	59,010
Accumulated other comprehensive income	2,051	2,556
Total stockholders’ equity	152,885	141,622
Total liabilities and stockholders’ equity	$1,709,010	1,720,197

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Loans, including fees	$16,839	14,457	$33,662	27,727
Securities:
Taxable	280	305	553	669
Tax-exempt	393	290	746	392
Cash and cash equivalents	5	3	8	61
Total interest income	17,517	15,055	34,969	28,849
Interest expense:
Deposits	1,368	2,575	2,934	5,829
Borrowings	737	883	1,502	1,757
Total interest expense	2,105	3,458	4,436	7,586
Net interest income	15,412	11,597	30,533	21,263
Provision for loan losses	96	1,631	695	3,183
Net interest income after provision for loan losses	15,316	9,966	29,838	18,080
Non-interest income:
Mortgage banking income	19,467	16,788	43,567	23,583
Wealth management income	1,163	853	2,299	1,874
SBA loan income	1,490	638	2,735	1,180
Earnings on investment in life insurance	65	69	131	139
Net change in the fair value of derivative instruments	(2,148)	2,364	(3,092)	3,318
Net change in the fair value of loans held-for-sale	1,235	633	(2,632)	1,493
Net change in the fair value of loans held-for-investment	41	143	(61)	81
Net gain (loss) on hedging activity	(674)	(3,301)	3,587	(4,726)
Net gain on sale of investment securities available-for-sale	—	55	48	55
Service charges	33	21	64	49
Other	1,060	428	2,134	866
Total non-interest income	21,732	18,691	48,780	27,912
Non-interest expenses:
Salaries and employee benefits	20,213	16,198	42,352	26,082
Occupancy and equipment	1,175	1,127	2,326	2,051
Professional fees	816	770	1,756	1,437
Advertising and promotion	921	605	1,707	1,214
Data processing	520	456	1,136	800
Information technology	464	388	889	706
Pennsylvania bank shares tax	163	254	326	480
Other	1,974	1,456	4,018	2,548
Total non-interest expenses	26,246	21,254	54,510	35,318
Income before income taxes	10,802	7,403	24,108	10,674
Income tax expense	2,544	1,690	5,680	2,445
Net income	$8,258	5,713	$18,428	8,229
Basic earnings per common share	$1.37	0.94	$3.06	1.33
Diluted earnings per common share	$1.33	0.94	$2.98	1.32

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income:	$8,258	5,713	18,428	8,229

Other comprehensive (loss) income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax expense of $429, $515, ($163), and $617, respectively	1,414	1,756	(469)	2,185
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of $0, $12, ($12), and $12, respectively	—	(43)	(36)	(43)
Unrealized investment (losses) gains, net of tax expense of $429, $503, ($175), and $605, respectively	1,414	1,713	(505)	2,142
Total other comprehensive (loss) income	1,414	1,713	(505)	2,142
Total comprehensive income	$9,672	7,426	17,923	10,371

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Unearned		Accumulated
				Common		Other
	Common		Treasury	Stock -	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	ESOP	Earnings	Income	Total
Balance, January 1, 2020	$6,408	80,255	(62)	—	34,097	(3)	120,695
Comprehensive income:
Net income					2,516		2,516
Change in unrealized gains on securities available-for-sale, net of tax						429	429
Total comprehensive income							2,945
Share-based awards and exercises	6	26					32
Net purchase of treasury stock through publicly announced plans		63	(5,766)				(5,703)
Compensation expense related to stock option grants		64					64
Balance, March 31, 2020	$6,414	80,408	(5,828)	—	36,613	426	118,033
Comprehensive income:
Net income					5,713		5,713
Change in unrealized gains on securities available-for-sale, net of tax						1,713	1,713
Total comprehensive income							7,426
Compensation expense related to stock option grants		59					59
Balance, June 30, 2020	$6,414	80,467	(5,828)	—	42,326	2,139	125,518

				Unearned		Accumulated
				Common		Other
	Common		Treasury	Stock -	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	ESOP	Earnings	Income	Total
Balance, January 1, 2021	$6,456	81,196	(5,828)	(1,768)	59,010	2,556	141,622
Comprehensive income:
Net income					10,170		10,170
Net change in unrealized losses on securities available-for-sale, net of tax						(1,919)	(1,919)
Total comprehensive income							8,251
Dividends paid or accrued, $1.125 per share					(6,931)		(6,931)
Common stock issued through share-based awards and exercises	32	302					334
Stock based compensation		229					229
Balance, March 31, 2021	$6,488	81,727	(5,828)	(1,768)	62,249	637	143,505
Comprehensive income:
Net income					8,258		8,258
Change in unrealized gains on securities available-for-sale, net of tax						1,414	1,414
Total comprehensive income							9,672
Dividends paid or accrued, $0.125 per share					(768)		(768)
Common stock issued through share-based awards and exercises	5	52					57
Stock based compensation		419					419
Balance, June 30, 2021	$6,493	82,198	(5,828)	(1,768)	69,739	2,051	152,885

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
(dollars in thousands)	2021	2020
Net income	$18,428	8,229
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of investment securities	(48)	(55)
Depreciation and amortization, net	(2,822)	(281)
Net amortization of investment premiums and discounts and change in fair value of equity securities	664	97
Provision for loan losses	695	3,183
Amortization of issuance costs on subordinated debt	59	53
Share-based compensation	648	123
Net change in fair value of derivative instruments	3,092	(3,318)
Net change in fair value of loans held for sale	2,632	(1,493)
Net change in fair value of loans held for investment	61	(81)
Gain on sale of OREO	—	(6)
Amortization and net impairment of servicing rights	364	334
Capitalization of servicing rights, net	(5,074)	(1,478)
SBA loan income	(2,735)	(1,180)
Proceeds from sale of loans	1,477,702	731,636
Loans originated for sale	(1,339,916)	(790,926)
Mortgage banking income	(43,567)	(23,583)
Increase in accrued interest receivable	(37)	(977)
Increase in other assets	(494)	(1,839)
Earnings from investment in life insurance	(131)	(139)
(Decrease) income in deferred income tax	(810)	809
(Decrease) increase in accrued interest payable	(1,034)	517
(Decrease) Increase in other liabilities	(1,994)	1,023
Net cash provided by (used in) operating activities	105,683	(79,352)
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	4,421	3,733
Sales	13,639	18,212
Purchases	(37,620)	(57,501)
Activity in held-to-maturity securities:
Maturities, repayments and calls	—	2,140
Proceeds from sale of OREO	—	126
Decrease in restricted stock	2,504	838
Net increase in loans	(71,761)	(295,701)
Purchases of premises and equipment	(1,093)	(469)
Net cash used in investing activities	(89,910)	(328,622)
Cash flows from financing activities:
Net increase in deposits	171,945	315,529
(Decrease) increase in short-term borrowings	(5,465)	10,001
Decrease in short-term borrowings with original maturity > 90 days	(67,855)	(46,220)
Repayment of long-term debt (subordinated debt)	—	(413)
(Repayment) proceeds from long-term debt, net	(116,932)	142,324
Issuance costs on subordinated debt	—	(206)
Net purchase of treasury stock	—	(5,703)
Dividends paid	(7,699)	—
Share based awards and exercises	391	32
Net cash (used in) provided by financing activities	(25,615)	415,344
Net change in cash and cash equivalents	(9,842)	7,370
Cash and cash equivalents at beginning of period	36,744	39,371
Cash and cash equivalents at end of period	$26,902	46,741
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,471	7,069
Income taxes	8,009	1,195
Supplemental disclosure of cash flow information:
Transfers from loans held for sale to loans held for investment	4,193	—

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

Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity.  Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any other period.

Estimates for the allowance for loan and lease losses at June 30, 2021 include probable losses related to the COVID-19 pandemic.  While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty involved in the measurement of these losses.  If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods.  It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income available to common stockholders	$8,258	5,713	$18,428	8,229
Denominator for basic earnings per share
Weighted average shares outstanding	6,147	6,094	6,135	6,210
Average unearned ESOP shares	(115)	—	(117)	—
Basic weighted averages shares outstanding	6,032	6,094	6,018	6,210
Effect of dilutive common shares	171	13	159	25
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,203	6,107	6,177	6,235
Basic earnings per share	$1.37	0.94	$3.06	1.33
Diluted earnings per share	$1.33	0.94	$2.98	1.32
Antidilutive shares excluded from computation of average dilutive earnings per share	140	281	140	204

(3)      Securities

The amortized cost and fair value of securities as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$26,300	468	(33)	26,735	8
U.S. government agency mortgage-backed securities	3,750	155	─	3,905	─
U.S. government agency collateralized mortgage obligations	21,501	627	(104)	22,024	6
State and municipal securities	73,750	1,590	(159)	75,181	11
U.S. Treasuries	7,991	38	─	8,029	─
Corporate bonds	5,950	95	(10)	6,035	2
Total securities available-for-sale	$139,242	2,973	(306)	141,909	27
Securities held-to-maturity:
State and municipal securities	6,441	285	—	6,726	—
Total securities held-to-maturity	$6,441	285	—	6,726	—

	December 31, 2020
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$25,303	364	(75)	25,592	8
U.S. government agency mortgage-backed securities	3,854	192	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,010	916	(17)	23,909	1
State and municipal securities	63,848	2,025	(63)	65,810	3
Corporate bonds	4,200	7	(2)	4,205	2
Total securities available-for-sale	$120,215	3,504	(157)	123,562	14
Securities held-to-maturity:
State and municipal securities	6,510	347	—	6,857	—
Total securities held-to-maturity	$6,510	347	—	6,857	—

Although the Corporation’s investment portfolio overall is in a net unrealized gain position at June 30, 2021, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.

As of June 30, 2021 and December 31, 2020, securities having a fair value of $63.6 million and $55.9 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$4,304	(19)	4,746	(14)	9,050	(33)
U.S. government agency collateralized mortgage obligations	6,673	(104)	—	—	6,673	(104)
State and municipal securities	14,039	(159)	—	—	14,039	(159)
Corporate bonds	940	(10)	—	—	940	(10)
Total securities available-for-sale	$25,956	(292)	4,746	(14)	30,702	(306)

	December 31, 2020
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$2,884	(4)	7,443	(71)	10,327	(75)
U.S. government agency collateralized mortgage obligations	2,284	(17)	—	—	2,284	(17)
State and municipal securities	4,163	(63)	—	—	4,163	(63)
Corporate bonds	1,198	(2)	—	—	1,198	(2)
Total securities available-for-sale	$10,529	(86)	7,443	(71)	17,972	(157)

The amortized cost and carrying value of securities at June 30, 2021 and December 31, 2020 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2021				December 31, 2020
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	—	—	$—	—	—	—
Due after one year through five years	—	—	3,149	3,228	—	—	3,181	3,288
Due after five years through ten years	20,009	20,157	3,292	3,498	12,035	12,095	3,329	3,569
Due after ten years	93,982	95,822	—	—	81,316	83,512	—	—
Subtotal	113,991	115,979	6,441	6,726	93,351	95,607	6,510	6,857
Mortgage-related securities	25,251	25,930	—	—	26,864	27,955	—	—
Total	$139,242	141,909	6,441	6,726	$120,215	123,562	6,510	6,857

Proceeds from the sale of available for sale investment securities totaled $0 for the three months ended June 30, 2021 and $13.6 milllion for the six months ended June 30, 2021, resulting in a gross gain on sale of $248 thousand and a gross loss on sale of $200 thousand for the six months ended June 30, 2021. Proceeds from the sale of available for sale investment securities totaled $18.2 million for the three and six months ended June 30, 2020, resulting in a gross gain on sale of $257 thousand and a gross loss on sale of $202 thousand for the periods.

(4)      Loans Receivable

Loans and leases outstanding at June 30, 2021 and December 31, 2020 are detailed by category as follows:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Mortgage loans held for sale	$132,348	229,199
Real estate loans:
Commercial mortgage	530,163	485,103
Home equity lines and loans	54,076	64,987
Residential mortgage (1)	55,497	52,454
Construction	132,547	140,246
Total real estate loans	772,283	742,790

Commercial and industrial	263,030	261,750
Small business loans	74,987	49,542
Paycheck Protection Program loans ("PPP")	189,337	203,543
Main Street Lending Program Loans ("MSLP")	588	580
Consumer	526	511
Leases, net	64,542	31,040
Total portfolio loans and leases	1,365,293	1,289,756
Total loans and leases	$1,497,641	1,518,955

Loans with predetermined rates	$607,507	658,458
Loans with adjustable or floating rates	890,134	860,497
Total loans and leases	$1,497,641	1,518,955

Net deferred loan origination (fees) costs	$(2,543)	(4,992)
(1)	Includes $15,129 and $12,182 of loans at fair value as of June 30, 2021 and December 31, 2020, respectively.

Components of the net investment in leases at June 30, 2021 and December 31, 2020 are detailed as follows:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Minimum lease payments receivable	$78,233	37,919
Unearned lease income	(13,691)	(6,879)
Total	$64,542	31,040

Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of June 30, 2021 and December 31, 2020, respectively:

					Total
		90+ days			Accruing	Nonaccrual	Total loans
June 30, 2021	30-89 days	past due and	Total past		Loans and	loans and	portfolio	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	530,163	530,163	—	530,163	—%
Home equity lines and loans	—	—	—	53,160	53,160	916	54,076	1.69
Residential mortgage (1)	—	—	—	52,795	52,795	2,702	55,497	4.87
Construction	231	—	231	132,316	132,547	—	132,547	0.17
Commercial and industrial	1,856	—	1,856	257,514	259,370	3,660	263,030	2.10
Small business loans	—	—	—	74,070	74,070	917	74,987	1.22
Paycheck Protection Program loans	—	—	—	189,337	189,337	—	189,337	—
Main Street Lending Program loans	—	—	—	588	588	—	588	—
Consumer	—	—	—	526	526	—	526	—
Leases, net	155	—	155	64,387	64,542	—	64,542	0.24
Total	$2,242	—	2,242	1,354,856	1,357,098	8,195	1,365,293	0.76%

(1) Includes $15,129 of loans at fair value as of June 30, 2021 ($14,235 are current and $894 are nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual	Total loans
December 31, 2020	30-89 days	past due and	Total past		Loans and	loans and	portfolio	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	482,042	482,042	3,061	485,103	0.63%
Home equity lines and loans	—	—	—	64,128	64,128	859	64,987	1.32
Residential mortgage (1)	3,595	—	3,595	46,134	49,729	2,725	52,454	12.05
Construction	—	—	—	140,246	140,246	—	140,246	—
Commercial and industrial	—	—	—	260,465	260,465	1,285	261,750	0.49
Small business loans	—	—	—	49,542	49,542	—	49,542	—
Paycheck Protection Program loans	—	—	—	203,543	203,543	—	203,543	—
Main Street Lending Program loans	—	—	—	580	580	—	580	—
Consumer	—	—	—	511	511	—	511	—
Leases, net	109	—	109	30,931	31,040	—	31,040	0.35
Total	$3,704	—	3,704	1,278,122	1,281,826	7,930	1,289,756	0.90%

(1)	Includes $12,182 of loans at fair value as of December 31, 2020 ($10,314 are current, $958 are 30-89 days past due and $910 are nonaccrual).

(5)      Allowance for Loan Losses (the “Allowance”)

The Allowance is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. The Allowance is maintained at a level considered adequate to provide for losses that are probable and estimatable. Management’s periodic evaluation of the adequacy of the Allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available.  Estimates for the allowance for loan and lease losses at June 30, 2021 include probable losses related to the COVID-19 pandemic.

Roll-Forward of Allowance by Portfolio Segment

The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, for the three and six month periods ended June 30, 2021 and 2020, respectively:

	Balance,				Balance,
(dollars in thousands)	March 31, 2021	Charge-offs	Recoveries	Provision	June 30, 2021
Commercial mortgage	$7,655	—	—	(509)	7,146
Home equity lines and loans	310	—	2	(31)	281
Residential mortgage	314	—	2	8	324
Construction	2,311	—	—	(70)	2,241
Commercial and industrial	5,286	—	13	61	5,360
Small business loans	1,920	—	—	315	2,235
Consumer	4	—	1	(1)	4
Leases	576	(129)	—	323	770
Total	$18,376	(129)	18	96	18,361

	Balance,				Balance,
(dollars in thousands)	December 31, 2020	Charge-offs	Recoveries	Provision	June 30, 2021
Commercial mortgage	$7,451	—	—	(305)	7,146
Home equity lines and loans	434	—	4	(157)	281
Residential mortgage	385	—	4	(65)	324
Construction	2,421	—	—	(180)	2,241
Commercial and industrial	5,431	—	18	(89)	5,360
Small business loans	1,259	—	—	976	2,235
Consumer	4	—	2	(2)	4
Leases	382	(129)	—	517	770
Total	$17,767	(129)	28	695	18,361

	Balance,				Balance,
(dollars in thousands)	March 31, 2020	Charge-offs	Recoveries	Provision	June 30, 2020
Commercial mortgage	$4,112	—	—	1,165	5,277
Home equity lines and loans	484	(13)	2	199	672
Residential mortgage	219	—	2	125	346
Construction	2,381	—	—	(362)	2,019
Commercial and industrial	3,169	(9)	4	442	3,606
Small business loans	725	—	—	22	747
Consumer	4	(10)	1	9	4
Leases	4	—	—	31	35
Total	$11,098	(32)	9	1,631	12,706

	Balance,				Balance,
(dollars in thousands)	December 31, 2019	Charge-offs	Recoveries	Provision	June 30, 2020
Commercial mortgage	$3,426	—	—	1,851	5,277
Home equity lines and loans	342	(13)	4	339	672
Residential mortgage	179	—	4	163	346
Construction	2,362	—	—	(343)	2,019
Commercial and industrial	2,684	(9)	32	899	3,606
Small business loans	509	—	—	238	747
Consumer	6	(10)	2	6	4
Leases	5	—	—	30	35
Total	$9,513	(32)	42	3,183	12,706

Allowance Allocated by Portfolio Segment

The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2021 and December 31, 2020.

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
June 30, 2021	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	7,146	7,146	$722	529,441	530,163
Home equity lines and loans	6	275	281	916	53,160	54,076
Residential mortgage	68	256	324	1,808	38,560	40,368
Construction	—	2,241	2,241	1,206	131,341	132,547
Commercial and industrial	1,528	3,832	5,360	4,062	258,968	263,030
Small business loans	376	1,859	2,235	1,072	73,915	74,987
Paycheck Protection Program loans	—	—	—	—	189,337	189,337	(2)
Main Street Lending Program	—	—	—	—	588	588	(2)
Consumer	—	4	4	—	526	526
Leases, net	—	770	770	—	64,542	64,542
Total	$1,978	16,383	18,361	$9,786	1,340,378	1,350,164	(1)

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2020	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	7,451	7,451	$1,606	483,497	485,103
Home equity lines and loans	9	425	434	921	64,066	64,987
Residential mortgage	73	312	385	1,817	38,455	40,272
Construction	—	2,421	2,421	1,206	139,040	140,246
Commercial and industrial	1,563	3,868	5,431	4,645	257,105	261,750
Small business loans	—	1,259	1,259	185	49,357	49,542
Paycheck Protection Program loans	—	—	—	—	203,543	203,543	(2)
Main Street Lending Program	—	—	—	—	580	580	(2)
Consumer	—	4	4	—	511	511
Leases, net	—	382	382	—	31,040	31,040
Total	$1,645	16,122	17,767	$10,380	1,267,194	1,277,574	(1)
(1)	Excludes deferred fees and loans carried at fair value.
(2)	PPP and MSLP loans are not reserved against as they are 100% guaranteed.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses as of June 30, 2021 and December 31, 2020:

June 30, 2021		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$492,532	34,509	3,122	—	530,163
Home equity lines and loans	52,677	—	1,399	—	54,076
Construction	123,389	9,158	—	—	132,547
Commercial and industrial	207,105	36,451	16,133	3,341	263,030
Small business loans	71,459	—	3,528	—	74,987
Paycheck Protection Program loans	189,337	—	—	—	189,337
Main Street Lending Program loans	588	—	—	—	588
Total	$1,137,087	80,118	24,182	3,341	1,244,728

December 31, 2020		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$449,545	32,059	3,499	—	485,103
Home equity lines and loans	63,923	—	1,064	—	64,987
Construction	132,286	7,960	—	—	140,246
Commercial and industrial	227,349	21,721	9,000	3,680	261,750
Small business loans	46,789	—	2,753	—	49,542
Paycheck Protection Program loans	203,543	—	—	—	203,543
Main Street Lending Program loans	580	—	—	—	580
Total	$1,124,015	61,740	16,316	3,680	1,205,751

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of June 30, 2021 and

December 31, 2020. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$38,560	1,808	40,368	$38,457	1,815	40,272
Consumer	526	—	526	511	—	511
Leases, net	64,542	—	64,542	31,040	—	31,040
Total	$103,628	1,808	105,436	$70,008	1,815	71,823

There were five nonperforming residential mortgage loans at June 30, 2021 and five nonperforming residential mortgage loans at December 31, 2020 with a combined outstanding principal balance of $894 thousand and $910 thousand, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following table details the recorded investment and principal balance of impaired loans by portfolio segment, and their related allowance for loan and lease losses.

	As of June 30, 2021			As of December 31, 2020
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	investment	balance	allowance	investment	balance	allowance
Impaired loans with related allowance:
Commercial and industrial	$3,271	3,362	1,528	3,860	3,902	1,563
Small business loans	916	3,415	376	—	—	—
Home equity lines and loans	92	104	6	95	105	9
Residential mortgage	684	684	68	689	689	73
Total	$4,963	7,565	1,978	4,644	4,696	1,645
Impaired loans without related allowance:
Commercial mortgage	$722	722	—	1,606	1,642	—
Commercial and industrial	791	896	—	785	862	—
Small business loans	156	1,091	—	185	185	—
Home equity lines and loans	824	837	—	826	839	—
Residential mortgage	1,124	1,124	—	1,128	1,128	—
Construction	1,206	1,206	—	1,206	1,206	—
Leases	—	—	—	—	—	—
Total	4,823	5,876	—	5,736	5,862	—
Grand Total	$9,786	13,441	1,978	10,380	10,558	1,645

The following table details the average recorded investment and interest income recognized on impaired loans by portfolio segment.

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	Average	Interest	Average	Interest
	recorded	Income	recorded	Income
(dollars in thousands)	investment	Recognized	investment	Recognized
Impaired loans with related allowance:
Commercial and industrial	$3,309	5	446	5
Small business loans	917	—	—	—
Home equity lines and loans	93	—	357	—
Residential mortgage	686	—	—	—
Total	$5,005	5	803	5
Impaired loans without related allowance:
Commercial mortgage	$726	8	2,106	21
Commercial and industrial	969	—	1,109	4
Small business loans	161	4	220	5
Home equity lines and loans	824	—	400	—
Residential mortgage	1,125	3	4,310	92
Construction	1,206	14	1,206	15
Leases	39	—	—	—
Total	$5,050	29	9,351	137
Grand Total	$10,055	34	10,154	142

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	Average	Interest	Average	Interest
	recorded	Income	recorded	Income
(dollars in thousands)	investment	Recognized	investment	Recognized
Impaired loans with related allowance:
Commercial and industrial	$3,339	10	449	10
Small business loans	917	—	—	—
Home equity lines and loans	94	—	360	—
Residential mortgage	687	—	—	—
Total	$5,037	10	809	10
Impaired loans without related allowance:
Commercial mortgage	$730	16	2,117	42
Commercial and industrial	1,002	—	1,122	8
Small business loans	169	8	227	11
Home equity lines and loans	824	—	400	—
Residential mortgage	1,126	3	4,317	92
Construction	1,206	29	1,210	32
Leases	80	—	—	—
Total	$5,137	56	9,393	185
Grand Total	$10,174	66	10,202	195

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

TDRs at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
(dollars in thousands)	2021	2020
TDRs included in nonperforming loans and leases	$239	244
TDRs in compliance with modified terms	2,486	3,362
Total TDRs	$2,725	3,606

There were no loan and lease modifications granted during the three and six months ended June 30, 2021 and 1 loan and lease modification granted during the three and six months ended June 30, 2020 that were categorized as a TDR.  No loan and lease modifications granted during the three and six months ended June 30, 2021 and 2020 subsequently defaulted during the same time period.

In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at the time of deferral were not considered trouble debt restructurings under ASC 310-40 as of June 30, 2021. COVID-19 loan modifications provided to borrowers amounted to $29.0 million as of June 30, 2021, up slightly from $26.9 million as of December 31, 2020, while down from the $144.1 million as of June 30, 2020.

This provision was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has adequately considered these credits in the June 30, 2021 allowance for loan losses balance.  These modified loans are classified as performing and are not considered past due. Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.

(6)      Short-Term Borrowings and Long-Term Debt

The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks: one of $24 million and one of  $15 million. Federal Funds purchased generally represent one-day borrowings.  The Corporation had no Federal Funds purchased at June 30, 2021 and December 31, 2020. The Corporation also has a facility with the Federal Reserve Bank (“FRB”) of Philadelphia discount window of $3.7 million. This facility is fully secured by investment securities. There were no borrowings under this at June 30, 2021 and $10 million at December 31, 2020.

Short-term borrowings at June 30, 2021 and December 31, 2020 consisted of the following notes:

			Balance as of
	Maturity	Interest	June 30,	December 31,
(dollars in thousands)	date	rate	2021	2020
Open Repo Plus Weekly	05/31/2022	0.33%	13,542	60,416
Federal Reserve Discount Window	03/31/2021	0.25	—	10,000
Mid-term Repo-fixed	01/13/2021	0.36	—	4,605
Mid-term Repo-fixed	06/10/2021	0.10	—	6,376
Mid-term Repo-fixed	09/10/2021	0.11	10,000	10,000
Mid-term Repo-fixed	12/10/2021	0.16	10,000	10,000
Mid-term Repo-fixed	01/27/2021	0.23	—	5,465
Total			$33,542	106,862

As part of the CARES Act, the FRB of Philadelphia offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program.  Advances from this facility are secured 100% by the aggregate face value of pools comprised of loans with common maturity dates. PPPLF advances mature concurrently with the loans in a given pool. At June 30, 2021, the Corporation pledged $36.3 million of PPP loans to the FRB of Philadelphia to borrow $36.3 million of funds at a rate of 0.35%.  Advances made on the PPPLF can be made through July 30, 2021.

Long-term debt at June 30, 2021 and December 31, 2020 consisted of the following notes:

			Balance as of
	Maturity	Interest	June 30,	December 31,
(dollars in thousands)	date	rate	2021	2020
PPPLF Advances	2022	0.35%	—	153,269
PPPLF Advances	2026	0.35	$36,337	—
Mid-term Repo-fixed	06/29/2022	0.32	7,392	7,392
Mid-term Repo-fixed	09/12/2022	0.23	4,885	4,885
Total	`		$48,614	165,546

The FHLB of Pittsburgh has also issued $108 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2021.

The Corporation has a maximum borrowing capacity with the FHLB of $549.0 million as of June 30, 2021 and $638.9 million as of December 31, 2020. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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

Residential Mortgage Loans

The mortgage servicing rights (“MSRs”) are amortized over the period of the estimated future net servicing life of the underlying assets.  MSR’s are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR.  The Corporation serviced $863.2 million and $506.0 million of residential mortgage loans as of June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, the Corporation recognized servicing fee income of $481 thousand and $842 thousand, respectively, compared to $67 thousand and $107 thousand during the three and six months ended June 30, 2020, respectively.

Changes in the MSR balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of the period	$7,118	423	$4,647	446
Servicing rights capitalized	2,154	952	4,496	1,136
Amortization of servicing rights	(271)	(50)	(470)	(83)
Change in valuation allowance	(59)	(31)	269	(205)
Balance at end of the period	$8,942	1,294	$8,942	1,294

Activity in the valuation allowance for MSR’s was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Valuation allowance, beginning of period	$(107)	(272)	$(435)	(98)
Impairment	(59)	(31)	—	(205)
Recovery	—	—	269	—
Valuation allowance, end of period	$(166)	(303)	$(166)	(303)

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2021, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 7.61% and a discount rate equal to 9.00%.  At December 31, 2020, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.39% and a discount rate equal to 9.00%.  The prepayment speed assumption has declined from December 31, 2020 to June 30, 2021 as interest rates have started to increase and the number of mortgage refinancings have started to decline, while the discount rate assumption is unchanged over this period as the underlying credit quality of the loans sold in each period is relatively unchanged.

At June 30, 2021 and December 31, 2020, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2021	December 31, 2020
Fair value of residential mortgage servicing rights	$9,024	$4,647

Weighted average life (years)	7.0	5.0

Prepayment speed	7.61%	9.39%
Impact on fair value:
10% adverse change	$(321)	$(183)
20% adverse change	(629)	(354)

Discount rate	9.00%	9.00%
Impact on fair value:
10% adverse change	$(347)	$(168)
20% adverse change	(669)	(329)

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

SBA Loans

SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets.  SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset.  The Corporation serviced $79.5 million and $55.9 million of SBA loans, as of June 30, 2021 and December 31, 2020, respectively.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of the period	$1,160	469	$970	337
Servicing rights capitalized	304	183	578	342
Amortization of servicing rights	(87)	(28)	(154)	(47)
Change in valuation allowance	8	8	(9)	—
Balance at end of the period	$1,385	632	$1,385	632

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Valuation allowance, beginning of period	$(56)	(34)	$(39)	(26)
Impairment	—	—	(9)	—
Recovery	8	8	—	—
Valuation allowance, end of period	$(48)	(26)	$(48)	(26)

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2021, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 13.28%, and a discount rate equal to 5.82%. At December 31, 2020, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.73%, and a discount rate equal to 8.33%.

At June 30, 2021 and December 31, 2020, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2021	December 31, 2020
Fair value of SBA loan servicing rights	$1,520	$1,010

Weighted average life (years)	3.6	3.7

Prepayment speed	13.28%	12.73%
Impact on fair value:
10% adverse change	$(62)	$(37)
20% adverse change	(118)	(71)

Discount rate	5.82%	8.33%
Impact on fair value:
10% adverse change	$(41)	$(25)
20% adverse change	(79)	(49)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$26,735	—	26,735	—
U.S. government agency mortgage-backed securities	3,905	—	3,905	—
U.S. government agency collateralized mortgage obligations	22,024	—	22,024	—
State and municipal securities	75,181	—	75,181	—
U.S. Treasuries	8,029		8,029
Corporate bonds	6,035	—	6,035	—
Equity investments	1,016	—	1,016	—
Mortgage loans held for sale	132,348	—	132,348	—
Mortgage loans held for investment	15,129	—	15,129	—
Interest rate lock commitments	2,667	—	—	2,667
Forward commitments	13	—	13	—
Customer derivatives - interest rate swaps	1,118	—	1,118	—
Total	$294,200	—	291,533	2,667

Liabilities
Interest rate lock commitments	259	—	—	259
Forward commitments	291	—	291	—
Customer derivatives - interest rate swaps	1,181	—	1,181	—
	$1,731	—	1,472	259

	December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$25,592	—	25,592	—
U.S. government agency mortgage-backed securities	4,046	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,909	—	23,909	—
State and municipal securities	65,810	—	65,810	—
Corporate bonds	4,205	—	4,205	—
Equity investments	1,031	—	1,031	—
Mortgage loans held for sale	229,199	—	229,199	—
Mortgage loans held for investment	12,182	—	12,182	—
Interest rate lock commitments	6,932	—	—	6,932
Forward commitments	—	—	—	—
Customer derivatives - interest rate swaps	1,118	—	1,118	—
Total	$374,024	—	367,092	6,932

Liabilities
Interest rate lock commitments	100	—	—	100
Forward commitments	1,572	—	1,572	—
Customer derivatives - interest rate swaps	1,219	—	1,219	—
	$2,891	—	2,791	100

Financial assets measured at fair value on a nonrecurring basis, are considered Level 3 assets in the fair value hierarchy.  The fair value used at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
(dollars in thousands)	Fair Value	Fair Value
Mortgage servicing rights	$8,942	4,647
SBA loan servicing rights	1,385	970
Impaired loans (1)	2,985	2,998
Total	$13,312	8,615

(1)	Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values.

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

The estimated fair values of the Corporation’s financial instruments at June 30, 2021 and December 31, 2020 are as follows:

		June 30, 2021		December 31, 2020
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$26,902	26,902	36,744	36,744
Securities available-for-sale	Level 2	141,909	141,909	123,562	123,562
Securities held-to-maturity	Level 2	6,441	6,726	6,510	6,857
Equity investments	Level 2	1,016	1,016	1,031	1,031
Mortgage loans held for sale	Level 2	132,348	132,348	229,199	229,199
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,329,260	1,376,721	1,272,582	1,289,776
Mortgage loans held for investment	Level 2	15,129	15,129	12,182	12,182
Interest rate lock commitments	Level 3	2,667	2,667	6,932	6,932
Forward commitments	Level 2	13	13	—	—
Restricted investment in bank stock	NA	5,357	NA	7,861	NA
Accrued interest receivable	Level 3	5,519	5,519	5,482	5,482
Customer derivatives - interest rate swaps	Level 2	1,118	1,118	1,118	1,118
Financial liabilities:
Deposits	Level 2	1,413,280	1,523,900	1,241,335	1,392,500
Short-term borrowings	Level 2	33,542	33,542	106,862	106,862
Long-term debt	Level 2	48,614	49,102	165,546	168,000
Subordinated debentures	Level 2	40,730	41,961	40,671	38,375
Accrued interest payable	Level 2	120	120	1,154	1,154
Interest rate lock commitments	Level 3	259	259	100	100
Forward commitments	Level 2	291	291	1,572	1,572
Customer derivatives - interest rate swaps	Level 2	1,181	1,181	1,219	1,219

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$461,207	2,667	421,399	6,932
Letters of credit	Level 2	16,975	—	8,928	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three and six month peiods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$4,595	4,021	$6,932	504
(Decrease) increase in value	(1,928)	574	(4,265)	4,091
Balance at end of the period	$2,667	4,595	$2,667	4,595

The following table details the valuation techniques for Level 3 interest rate lock commitments.

			Significant
	Fair Value		Unobservable	Range of	Weighted
	Level 3	Valuation Technique	Input	Inputs	Average
June 30, 2021	$2,667	Market comparable pricing	Pull through	1 - 99%	89.91%
December 31, 2020	6,932	Market comparable pricing	Pull through	1 - 99	83.08

Net realized gains and losses due to changes in the fair value of interest rate lock commitments, which are classified as Level 3 assets and liabilities, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income. Net realized gains of $13 thousand and net realized losses of $4.4 million were recorded for the three and six months ended June 30, 2021, respsectively, while net realized gains of $724 thousand and $4.1 million were recorded for the three and six months ended June 30, 2020, respectively.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		June 30, 2021		December 31, 2020
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$202,834	2,667	406,422	6,932
Negative fair values	Other liabilities	45,797	(259)	22,406	(100)
Total		248,631	2,408	428,828	6,832

Forward Commitments
Positive fair values	Other assets	10,500	13	—	—
Negative fair values	Other liabilities	119,000	(291)	218,000	(1,572)
Total		129,500	(278)	218,000	(1,572)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	36,132	1,118	20,979	1,118
Negative fair values	Other liabilities	36,132	(1,181)	20,979	(1,219)
Total		72,264	(63)	41,958	(101)
Total derivative financial instruments		$450,395	2,067	688,786	5,159

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Interest Rate Lock Commitments	$13	724	$(4,424)	4,065
Forward Commitments	(2,102)	1,638	1,294	(672)
Customer Derivatives - Interest Rate Swaps	(59)	2	38	(75)
Net fair value (losses) gains on derivative financial instruments	$(2,148)	2,364	$(3,092)	3,318

Net realized losses on derivatives were $674 thousand and net realized gains were $3.6 million for the three and six months ended June 30, 2021, and net realized losses on derivatives were $3.3 million and $4.7 million for the three and six months ended June 30, 2020, respectively.

(10)    Segments

ASC Topic 280 – Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in this codification to the results of its operations.

Our Banking segment (“Bank”) consists of commercial and retail banking. The Banking segment generates interest income from its lending, including leasing, and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of investment securities, gains on the sale of loans, SBA income, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income, title insurance fees, and other less significant non-interest income.

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

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Segment Information
	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$14,824	2	586	15,412	$11,101	(2)	498	11,597
Provision for loan losses	96	—	—	96	1,631	—	—	1,631
Net interest income after provision	14,728	2	586	15,316	9,470	(2)	498	9,966

Non-interest Income
Mortgage banking income	408	—	19,059	19,467	297	—	16,491	16,788
Wealth management income	—	1,163	—	1,163	—	853	—	853
SBA income	1,490	—	—	1,490	638	—	—	638
Net change in fair values	(59)	—	(813)	(872)	2	—	3,138	3,140
Net loss on hedging activity	—	—	(674)	(674)	—	—	(3,301)	(3,301)
Other	563	—	595	1,158	442	14	117	573
Non-interest income	2,402	1,163	18,167	21,732	1,379	867	16,445	18,691
Non-interest expense	9,415	789	16,042	26,246	7,572	788	12,894	21,254
Income before income taxes	$7,715	376	2,711	10,802	$3,277	77	4,049	7,403
Total Assets	$1,560,040	5,946	143,024	1,709,010	$1,462,449	5,206	111,428	1,579,083

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$29,324	(11)	1,220	30,533	$20,619	(4)	648	21,263
Provision for loan losses	695	—	—	695	3,183	—	—	3,183
Net interest income after provision	28,629	(11)	1,220	29,838	17,436	(4)	648	18,080

Non-interest Income
Mortgage banking income	676	—	42,891	43,567	399	—	23,184	23,583
Wealth management income	—	2,299	—	2,299	—	1,874	—	1,874
SBA income	2,735	—	—	2,735	1,180	—	—	1,180
Net change in fair values	39	—	(5,824)	(5,785)	(63)	—	4,955	4,892
Net gain (loss) on hedging activity	—	—	3,587	3,587	—	—	(4,726)	(4,726)
Other	1,274	—	1,103	2,377	886	14	209	1,109
Non-interest income	4,724	2,299	41,757	48,780	2,402	1,888	23,622	27,912
Non-interest expense	18,348	1,684	34,478	54,510	14,510	1,575	19,233	35,318
Income before income taxes	$15,005	604	8,499	24,108	$5,328	309	5,037	10,674
Total Assets	$1,560,040	5,946	143,024	1,709,010	$1,462,449	5,206	111,428	1,579,083

(11)    Stockholders’ Equity

On January 28, 2021, the Corporation announced that its Board of Directors declared a cash dividend of $0.125 per share, payable on February 22, 2021 to shareholders of record as of February 8, 2021. On February 16, 2021, the Corporation announced that its Board of Directors declared a special dividend of $1.00 per share. The special dividend was paid on March 15, 2021 to shareholders of record as of March 1, 2021. During the first quarter of 2021, the Corporation paid a quarterly dividend of $0.125 per share and the special dividend of $1.00 per share noted above. On April 22, 2021, the Corporation’s Board of Directors declared a cash dividend of $0.125 per common share, payable on May 17, 2021 to shareholders of record as of May 10, 2021. On July 22, 2021, the Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable August 16, 2021, to shareholders of record as of August 9, 2021.

On April 26, 2021, the Corporation announced that its Board of Directors has authorized a stock repurchase plan pursuant to which the Corporation may repurchase up to $6 million of the company’s outstanding common stock, par value $1.00 per share. Stock will be purchased from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements. This program is subject to applicable regulatory protocol.  While no shares were repurchased under the plan for the three months-ended June 30, 2021, there were 13,755 shares repurchased between July 1, 2021 and August 13, 2021.

At the Annual Meeting of Shareholders held on June 17, 2021, the shareholders of the Corporation approved to amend the Corporation’s Articles of Incorporation to increase the authorized numbers of shares of common stock of the Corporation from 10,000,000 shares to 25,000,000 shares. The Articles of Amendment of the Corporation were filed with the Secretary of State of the Commonwealth of Pennsylvania on June 21, 2021.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2021, as compared to the same periods in 2020, and the changes in its financial condition as of June 30, 2021 as compared to December 31, 2020. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●Net income was $8.3 million or $1.33 per diluted share, compared to net income of $5.7 million, or $0.94 per diluted share, for the second quarter of 2020. The increase of $2.5 million, or 44.5%, was due largely to the increase in interest income on portfolio loans, combined with an increase in SBA loan sales and wealth management revenue, as well as an increase in mortgage banking activity.
●ROE and ROA were 22.61% and 1.92%, respectively, for the second quarter 2021, compared to 19.16% and 1.56%, respectively, for the second quarter 2020.
●Pre-tax, pre-provision income (a non-GAAP measure) for the second quarter of 2021 was $10.9 million, an increase of $1.9 million or 20.6%. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section below.
●Total revenue was $39.2 million, an increase of $5.5 million or 16.3%.
●Net interest income increased $3.8 million, or 32.9%, with interest expense down $1.4 million or 39.1%.
●Non-interest income increased $3.0 million or 16.3%, driven by mortgage banking revenue, wealth management income, SBA income, and other fee income.
o	Mortgage banking net revenue increased $2.7 million, or 16.0%, due to increased levels of mortgage loan originations due to the expansion of the segment into Maryland as well as the favorable rate environment. The fair value of derivative instruments and loans held for sale decreased a combined $3.9 million over the period. Net hedging activity improved as the net loss decreased $2.6 million to a net loss of $674 thousand for the second quarter of 2021.
o	Wealth management income was up $310 thousand, or 36.3%.
o	SBA income was up $852 thousand, or 133.5% as the number and value of SBA loans sold increased from the prior year.
o	Other fee income increased $632 thousand, or 147.7%.
●	Provision for loan losses was $96 thousand in the second quarter of 2021 compared to $1.6 million in the second quarter of 2020.
●	Non-interest expenses increased $5.0 million, or 23.5%, driven by an increase in salaries and benefits.

Six Month Results of Operations

●Net income was $18.4 million, or $2.98 per diluted share, for the six months ended June 30, 2021 compared to net income of $8.2 million, or $1.32 per diluted share, for the six months ended June 30, 2020. The increase was due largely to the increase in net interest income of $9.3 million, combined with increased non-interest income of $20.9 million and a $2.5 million decrease in the provision for loan losses, partially offset by increases in non-interest expense and income taxes of $19.2 million and $3.2 million, respectively.
●ROE and ROA were 26.19% and 2.17%, respectively, for the six months ended June 30, 2021, compared to 13.70% and 1.26%, respectively, for the six months ended June 30, 2020.
●Pre-tax, pre-provision income (a non-GAAP measure) for the six months ended June 30, 2021 was $24.8 million, an increase of $10.9 million or 79.0%. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section below.
●Total revenue was $83.7 million, an increase of $27.0 million or 47.5%.
●Net interest income increased $9.3 million, or 43.6%, to $30.5 million from $21.3 million, for the six months ended June 30, 2021.
●Non-interest income increased $20.9 million or 74.8%, driven by mortgage banking revenue, wealth management income, SBA income, and other fee income.
o	Mortgage banking net revenue increased $20.0 million, or 84.7%, due to increased levels of mortgage loan originations due to the expansion of the segment into Maryland as well as the favorable rate environment. The changes in the mortgage pipeline as a result of the expansion and the refinance activity generated significant fair value changes in derivative instruments and loans held-for-sale. These fair value changes decreased non-interest income a combined $10.5 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These changes were offset by increases in net hedging gains of $8.3 million.
o	Wealth management income was up $425 thousand, or 22.7%.
o	SBA income was up $1.6 million, or 131.8% as the number and value of SBA loans sold increased from the prior year.
o	Other fee income increased $1.3 million, or 146.4%.
●	The provision for loan losses was $695 thousand for the six months ended June 30, 2021, compared to a $3.2 million provision for the six months ended June 30, 2020.
●	Total non-interest expense for the six months ended June 30, 2021 was $54.5 million, up $19.2 million or 54.3%, from the six months ended June 30, 2020, driven by an increase in salaries and benefits.

Changes in Financial Condition

●Total assets decreased $11.2 million to $1.7 billion as of June 30, 2021.
●Total loans, net of allowance, increased $77.4 million, or 6.1%, to $1.3 billion as of June 30, 2021. There was growth in several commercial categories from December 31, 2020, as we continue to expand our presence in the Philadelphia market region. Commercial real estate loans increased $44.2 million, or 8.8%, small business loans increased $25.8 million, or 51.7%, and lease financings increased $35.4 million, or 107.2%, as our Meridian Equipment Finance (“MEF”) leasing team continued their strong growth pattern after starting up in early 2020. Residential mortgage loans held for sale decreased $95.5 million, or 41.7%, to $133.7 million as of June 30, 2021, while PPP loans decreased $13.7 million, or 6.9%, over this period.
●Mortgage loans held for sale decreased $96.9 million, or 42.3%, to $132.3 million as of June 30, 2021.
●Mortgage segment originated $1.3 billion in loans for the six months ended June 30, 2021.
●Total deposits grew $171.9 million, or 13.9%, to $1.4 billion as of June 30, 2021.
●Non-interest bearing deposits grew $58.0 million, or 28.4%, to $261.8 million as of June 30, 2021.
●Borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $36.3 million as of June 30, 2021, a decrease of $117.0 million, or 76.3% from December 31, 2020. Other borrowings were down $73.4 million or 68.7%.
●Returned $7.7 million of capital to Meridian shareholders for the six months ended June 30, 2021 through dividends, including a $1.00 special dividend.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2021 and 2020 are shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Annualized return on average equity	22.61%	19.16%	26.19%	13.70%
Annualized return on average assets	1.92%	1.56%	2.17%	1.26%
Net interest margin (tax effected yield)	3.70%	3.27%	3.71%	3.37%
Basic earnings per share	$1.37	$0.94	$3.06	$1.33
Diluted earnings per share	$1.33	$0.94	$2.98	$1.32

The following table presents certain key period-end balances and ratios as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(dollars in thousands, except per share amounts)	2021	2020
Book value per common share	$24.77	$23.08
Tangible book value per common share (1)	$24.06	$22.35
Allowance as a percentage of loans and leases held for investment	1.35%	1.38%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.58%	1.65%
Tier I capital to risk weighted assets	10.16%	10.22%
Tangible common equity ratio (1)	8.71%	7.99%
Loans held for investment	$1,362,750	$1,284,764
Total assets	$1,709,010	$1,720,197
Stockholders' equity	$152,885	$141,622

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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio for Meridian Corporation:

(dollars in thousands)	June 30, 2021	December 31, 2020
Tangible common equity ratio:
Total stockholders' equity	152,885	141,622
Less:
Goodwill and intangible assets	(4,380)	(4,500)
Tangible common equity	148,505	137,122
Total assets	1,709,010	1,720,197
Less:
Goodwill and intangible assets	(4,380)	(4,500)
Tangible assets	$1,704,630	$1,715,697
Tangible common equity ratio	8.71%	7.99%

The table below provides the non-GAAP reconciliation for our tangible book value per common share for Meridian Corporation:

	2021	2020
Reconciliation of tangible book value per common share	June 30	December 31
Book value per common share	$24.77	$23.08
Less: Impact of goodwill and intangible assets	0.71	0.73
Tangible book value per common share	$24.06	$22.35

The following is a reconciliation of the allowance for loan losses to total loans held for investment ratio for the three months ended June 30, 2021. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation.

	2021	2020
Reconciliation of Allowance for Loan Losses / Total loans held for investment	June 30	December 31
Allowance for loan losses / Total loans held for investment	1.35%	1.38%
Less: Impact of loans held for investment - fair valued	0.01%	0.00%
Less: Impact of PPP loans	0.22%	0.27%
Allowance for loan losses / Total loans held for investment (excl. loans at fair value and PPP loans)	1.58%	1.65%

The table below provides the non-GAAP reconciliation for pre-tax, pre-provision income:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of pre-tax, pre-provision income	2021	2020	2021	2020
Income before income tax expense	$10,802	$7,403	$24,108	$10,674
Provision for loan losses	96	1,631	695	3,183
Pre-tax, pre-provision income	$10,898	$9,034	$24,803	$13,857

The following sections discuss, in detail, the Corporation’s results of operations for the three and six months ended June 30, 2021, as compared to the same periods in 2020, and the changes in its financial condition as of June 30, 2021 as compared to December 31, 2020.

Components of Net Income

Net income is comprised of five major elements:

●	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
●	Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;
●	Non-interest Income, which is made up primarily of mortgage banking income, wealth management income, SBA loan sale income, fair value adjustments, gains and losses from the sale of loans, gains and losses from the sale of investment securities available for sale and other fees from loan and deposit services;

●	Non-interest Expense, which consists primarily of salaries and employee benefits, occupancy, professional fees, advertising & promotion, data processing, information technology, loan expenses, and other operating expenses; and
●	Income Taxes, which include state and federal jurisdictions.

NET INTEREST INCOME

Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three  and six months ended June 30, 2021 and 2020, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.

Total interest income for the three months ending June 30, 2021 was $17.5 million (and $17.6 million on a tax equivalent basis), which represented a $2.5 million, or 16.4%, increase compared with the three months ending June 30, 2020. The increase in interest income was attributable to a $247.2 million increase in average interest earning assets, year over year, led by increases of $219.0 million, $57.4 million and $51.2 million in average balances of PPP loans, leases and small business loans, respectively.  The yield on interest earning assets declined 4 basis points over the same period in 2020. While the yield on the investment portfolio declined 49 basis points over the period, the overall yield on loans held for investment increased 10 basis points.

Total interest expense declined $1.4 million or 39.1% to $2.1 million for the three months ending June 30, 2021, compared with $3.5 million for the three months ending June 30, 2020. Total interest-bearing deposit balances increased $196.9 million in total from June 30, 2020 compared to June 30, 2021, which was offset by the decline in the cost of all deposit types of 62 basis points.  The cost of money market and savings deposits declined 26 basis points and the cost of time deposits decreased by 120 basis points over the period. Interest expense on borrowings declined $145 thousand or 50.9% to $140 thousand for the three months ended June 30, 2021. The average balance of borrowings decreased $24.6 million due largely to a decline in PPPLF advances used to fund PPP loans as such loans continue to pay off, while the cost of borrowings declined 31 basis points over this period.

Net interest income increased $3.8 million, or 33.0%, to $15.5 million on a tax-equivalent basis for the three months ended June 30, 2021, compared to $11.6 million for the three months ended June 30, 2020. The net-interest margin increased 43 basis points for the three months ending June 30, 2021 at 3.70%, compared with 3.27% for the three month ending June 30, 2020. The increase in net interest margin reflects declining interest rates paid on deposits and borrowings loan portfolios overall,  out-pacing the declines in the yields on certain interest earning assets during the year-over-year period presented.  Contributing to the decline in interest expense on deposits over this period was the $32.7 million increase in average non-interest bearing deposits.

Total interest income for the six months ending June 30, 2021 was $35.1 million on a tax-equivalent basis, which represented a $6.2 million, or 21.4%, increase compared with the six months ending June 30, 2020. The increase in interest income was attributable to a $393.5 million increase in average interest earning assets, year over year, led by increases of $215.5 million, $48.7 million and $34.9 million in the average balances of PPP loans, leases and small business loans, respectively, offset partially by a decrease of 32 basis points in yield on earning assets, to 4.25% from 4.57%, for same period in 2020.  The commercial loan portfolio yield, and the home equity loan portfolio yield fell 71 and 89 basis points, respectively, over the same period in 2020.  The impact of these yield decreases was partially offset by the higher yielding lease portfolio.

Total interest expense declined $3.2 million or 41.5% to $4.4 million for the six months ending June 30, 2021, compared with $7.6 million for the six months ending June 30, 2020. While all interest-bearing deposit balances increased $240.4 million from June 30, 2020 compared to June 30, 2021, the cost of all deposit types declined sharply over this period. The cost of interest-bearing deposits declined 61 basis points, while the cost of money market and savings deposits declined

53 basis points and the cost of time deposits decreased by 125 basis points over the period. Interest expense on borrowings declined $254 thousand or 44.9% to $312 thousand for the six months ended June 30, 2021.  The average balance of borrowings increased $50.2 million due largely to PPPLF advances used to fund PPP loans, while the cost of borrowings declined 27 basis points over this period.

Net interest income increased $9.3 million, or 43.8%, to $30.7 million on a tax-equivalent basis for the six months ended June 30, 2021, compared to $21.3 million for the six months ended June 30, 2020. The net-interest margin increased 34 basis points for the six months ending June 30, 2021 at 3.71%, compared with 3.37% for the six month ending June 30, 2020. The increase in net interest margin reflects declining interest rates paid on deposits and borrowings loan portfolios overall,  out-pacing the declines in the yields on interest earning assets during the year-over-year period presented. Contributing to the decline in interest expense on deposits over this period was the $64.9 million increase in non-interest bearing deposits.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	2021			2020
		Interest			Interest
For the Three Months Ended June 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$18,833	4	0.09%	$6,407	1	0.06%
Federal funds sold	16,110	1	0.02%	25,437	2	0.02%
Investment securities(1)	146,150	748	2.09%	101,891	644	2.58%
Loans held for sale	133,426	967	2.90%	103,561	833	3.22%
Loans held for investment(1)	1,364,204	15,876	4.66%	1,194,197	13,627	4.56%
Total loans	1,497,630	16,843	4.51%	1,297,758	14,460	4.48%
Total interest-earning assets	1,678,723	17,596	4.20%	1,431,493	15,107	4.24%
Noninterest earning assets	44,700			45,627
Total assets	$1,723,423			$1,477,120
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$260,834	240	0.37%	$204,008	396	0.78%
Money market and savings deposits	602,272	823	0.55%	389,164	782	0.81%
Time deposits	266,181	306	0.46%	339,265	1,397	1.66%
Total deposits	1,129,287	1,369	0.49%	932,437	2,575	1.11%
Total Borrowings	125,531	140	0.45%	150,124	285	0.76%
Subordinated Debentures	40,711	597	5.87%	40,836	598	5.86%
Total interest-bearing liabilities	1,295,529	2,106	0.65%	1,123,397	3,458	1.24%
Noninterest-bearing deposits	255,964			223,253
Other noninterest-bearing liabilities	25,432			10,533
Total liabilities	$1,576,925			$1,357,183
Total stockholders' equity	146,497			119,937
Total stockholders' equity and liabilities	$1,723,423			$1,477,120
Net interest income (1)		$15,490			$11,649
Net interest spread (1)			3.55%			3.00%
Net interest margin (1)			3.70%			3.27%

	2021			2020
		Interest			Interest
For the Six Months Ended June 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$16,254	6	0.07%	$5,947	25	0.84%
Federal funds sold	16,946	2	0.02%	17,226	36	0.40%
Investment securities(1)	140,910	1,436	1.67%	88,718	1,122	2.57%
Loans held for sale	153,433	2,098	2.73%	73,706	1,202	3.26%
Loans held for investment(1)	1,339,277	31,568	4.76%	1,087,749	26,530	4.87%
Total loans	1,492,710	33,666	4.55%	1,161,455	27,732	4.80%
Total interest-earning assets	1,666,820	35,110	4.25%	1,273,346	28,915	4.57%
Noninterest earning assets	42,449			43,554
Total assets	$1,709,269			$1,316,900
Liabilities and stockholders' equity
Interest bearing liabilities
Interest-bearing deposits	$242,699	538	0.45%	$171,879	910	1.06%
Money market and savings deposits	589,941	1,652	0.56%	361,492	1,966	1.09%
Time deposits	268,784	745	0.56%	327,647	2,953	1.81%
Total deposits	1,101,424	2,935	0.54%	861,018	5,829	1.36%
Total Borrowings	154,273	312	0.82%	104,081	566	1.09%
Subordinated Debentures	40,696	1,190	5.85%	41,213	1,191	5.78%
Total interest-bearing liabilities	1,296,393	4,437	0.69%	1,006,312	7,586	1.52%
Non-interest bearing deposits	245,057			180,197
Other non-interest bearing liabilities	25,950			9,618
Total liabilities	$1,567,400			$1,196,127
Total stockholders' equity	141,869			120,773
Total stockholders' equity and liabilities	$1,709,269			$1,316,900
Net interest income (1)		$30,673			$21,329
Net interest spread (1)			3.56%			3.05%
Net interest margin (1)			3.71%			3.37%

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis

The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2021 as compared to the same periods in 2020, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2021 Compared to 2020
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$1	2	3	$(66)	47	(19)
Federal funds sold	1	(2)	(1)	(33)	(1)	(34)
Investment securities(1)	(664)	768	104	(882)	1,196	314
Loans held for sale	(460)	594	134	(558)	1,454	896
Loans held for investment(1)	304	1,945	2,249	(1,663)	6,701	5,038
Total loans	(156)	2,539	2,383	(2,221)	8,155	5,934
Total interest income	$(818)	3,307	2,489	$(3,202)	9,397	6,195
Interest expense:
Interest bearing deposits	$(682)	526	(156)	$(1,094)	722	(372)
Money market and savings deposits	(1,266)	1,307	41	(2,291)	1,977	(314)
Time deposits	(840)	(251)	(1,091)	(1,752)	(456)	(2,208)
Total interest bearing deposits	(2,788)	1,582	(1,206)	(5,137)	2,243	(2,894)
Total borrowings	(104)	(41)	(145)	(457)	203	(254)
Subordinated debentures	3	(4)	(1)	28	(29)	(1)
Total interest expense	(2,889)	1,537	(1,352)	(5,566)	2,417	(3,149)
Interest differential	$2,071	1,770	3,841	$2,364	6,980	9,344
(1)	Yields and net interest income are reflected on a tax-equivalent basis.

For the three months ended June 30, 2021 as compared to the same period in 2020, tax-equivalent interest income increased $2.5 million as volume changes in average earning assets contributed $3.3 million and unfavorable rate changes reduced interest income by $818 thousand.  The favorable change in interest income due to volume changes was driven mostly from growth in the loans held for investment portfolio, which increased $170.0 million on average over the three month periods, while the loans held for sale portfolio also increased $29.9 million on average over this period.  Within the loans held for investment portfolio, the average balance on PPP loans increased $219.0 million.  Partially off-setting these favorable volume changes were unfavorable rate changes of 49 basis points and 32 basis points on investment securities and loans held for sale, reducing interest income by $664 thousand and $460 thousand, respectively.

On the funding side, interest expense decreased $1.4 million due to the impact from rate declines which offset the impact from volume increases.  The cost of deposits and borrowings were down across the board, having a $2.9 million positive effect on interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits declined 41 basis points, 26 basis points and 120 basis points, respectively, while the cost of borrowings declined 31 basis points. Interest-bearing deposits, and money market and savings accounts increased $56.8 million, and $213.1 million on average, while time deposits decreased $73.1 million on average, and borrowings overall were down $24.6 million on average.  These average balance changes led to a $1.5 million increase in interest expense.

Overall, the increase in interest income from volume changes contributed $3.3 million and out-paced the unfavorable rate changes to improve tax-equivalent net interest income by $3.8 million.

For the six months ended June 30, 2021 as compared to the same period in 2020, tax-equivalent interest income increased $6.2 million as volume changes in average earning assets contributed $9.4 million and unfavorable rate changes reduced interest income by $3.2 million.  The favorable change in interest income due to volume changes was driven mostly from growth in the loans held for investment portfolio, which increased $251.5 million on average over the six month periods, while the loans held for sale portfolio also increased $79.7 million on average over this period.  Within the loans held for investment portfolio, the average balance on PPP loans increased $215.5 million.  Partially off-setting these favorable volume changes were unfavorable rate changes of 90 basis points and 53 basis points on investment securities and loans held for sale, reducing interest income by $882 thousand and $558 thousand, respectively.

On the funding side, interest expense decreased $3.1 million due to the impact from rate declines which offset the impact from volume increases.  The cost of deposits and borrowings were down across the board, having a $5.6 million positive effect on interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits declined 61 basis points, 53 basis points and 125 basis points, respectively, while the cost of borrowings declined 27 basis points. Interest-bearing deposits, and money market and savings accounts increased $70.8 million, and $228.4 million on average, while time deposits decreased $58.9 million on average, and borrowings overall were up $50.2 million on average.  These average balance changes led to a $2.4 million increase in interest expense.

Overall, the increase in interest income from volume changes contributed $9.4 million and out-paced the unfavorable rate changes to improve tax-equivalent net interest income by $9.3 million.

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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of June 30, 2021 and 2020  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	June 30,
Changes in Market Interest Rates	2021	2020
+300 basis points over next 12 months	1.49%	0.98%
+200 basis points over next 12 months	0.82%	0.52%
+100 basis points over next 12 months	0.36%	0.21%
No Change
-100 basis points over next 12 months	(0.70)%	(1.37)%
-200 basis points over next 12 months	(2.68)%	(4.47)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2021. In its current position, the table indicates that a 100, 200 or 300 basis point increase in interest rates would have a positive impact from rising rates on net interest income over the next 12 months. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of June 30, 2021 and 2020, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that starting in the first quarter of 2020 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are allowed to decline below 0%. Management has and continues to employ strategies to mitigate risk in these scenarios.  Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

	Estimated increase (decrease) in Net
	Economic Value at June 30,
Changes in Market Interest Rates	2021	2020
+300 basis points	61%	153%
+200 basis points	47%	117%
+100 basis points	27%	69%
No Change
-100 basis points	(40)%	(100)%
-200 basis points	(103)%	(257)%

This economic value of equity profile at June 30, 2021 suggests that we would experience a positive effect from an increase in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-earning assets and conversely we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

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

Management has and continues to employ strategies to mitigate risk in the Net Interest Income and Economic Value simulations.  Strategies include actively lowering deposit and funding rates, adding and maintaining interest rate floors on assets and lengthening liabilities in the low rate environment.

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

The following tables present the interest rate gap analysis of our assets and liabilities as of June 30, 2021 and December 31, 2020.

				Greater
				Than
				5 years and
As of June 30, 2021	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$47,909	4,314	16,674	107,371	176,268
Loans (1)	975,195	185,659	305,413	10,470	1,476,737
Other Assets	—	—	—	56,004	56,004
Total Assets	$1,023,104	189,973	322,087	173,845	1,709,010

Non-interest bearing deposits	9,395	9,045	26,167	217,199	261,806
Interest bearing deposits	889,544	—	—	—	889,544
Time deposits	151,131	44,061	66,738	—	261,930
Borrowings	40,933	4,886	36,337	—	82,156
Other Liabilities	—	—		60,689	60,689
Total stockholders' equity	—	—	—	152,885	152,885
Total liabilities and stockholders' equity	$1,091,003	57,992	129,242	430,773	1,709,010

Repricing gap:
Positive (negative)	$(67,899)	131,981	192,845	(256,928)	—
Cumulative repricing gap: Dollar amount	$(67,899)	64,082	256,927	—
Percent of total assets	(4.0)%	3.7%	15.0%	—
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
(1)	Loans include portfolio loans and loans held for sale

Under the repricing gap analysis as of June 30, 2021, we are temporarily liability-sensitive as longer term lease loans replaced approximately $70 million in forgiven PPP loans that were scheduled to mature in twelve months or less.  The longer term leases are generally matched against non-interest bearing deposits and time deposits.  Non-interest bearing deposits have grown nicely, up $58 million or 28% from December 31, 2020.  Time deposit balances have remained relatively the same, but management has initiated a lengthening plan in this low rate environment, pushing wholesale funding out to the 2-5 year maturity bucket. Since we generally manage our interest rate risk profile close to neutral, as illustrated in the December 31, 2020 gap schedule, this strategy is expected to adjust the gap over the next few periods.

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended June 30, 2021, the Corporation recorded a provision for loan and lease losses (“Provision”) of $96 thousand which was a $1.5 million, or 94.1% decrease from the same period in 2020. For the three months ended June 30, 2021 there were net charge-offs of $111 thousand as compared to net charge-offs of $23 thousand for the same period in 2020.  The second quarter 2020 provision was calculated at the time the COVID-19 pandemic was intensifying locally and nationally and was therefore impacted by qualitative provisioning for the economic uncertainty as a result of the pandemic, while the second quarter 2021 provision had less such impact as certain financial and economic indicators have improved period over period.

For the six months ended June 30, 2021, the Corporation recorded a provision for loan and lease losses (“Provision”) of $695 thousand which was a $2.5 million, 78.2% decrease from the same period in 2020. For the six months ended June 30, 2021 there were net charge-offs of $101 thousand as compared to net recoveries of $10 thousand for the same period in 2020.  The decline in the provision period over period is the result of an improvement in the trend of certain financial and economic factors used in the allowance for loan losses that had been negatively impacted in 2020 due to the COVID-19 pandemic, which have since started to rebound as the economy continues to recover.

The provision for loan and lease losses could increase in future periods based on our belief that the credit quality of our loan portfolio could decline and loan defaults could increase if the COVID-19 pandemic continues for a prolonged period of time.

Asset Quality and Analysis of Credit Risk

Asset quality remains strong despite the pressures that the COVID-19 pandemic has had on businesses and the economy locally and nationally. COVID-19 loan modifications provided to borrowers amounted to $29.0 million as of June 30, 2021, compared to $28.8 million as of March 31, 2021.

Meridian realized net charge-offs of 0.01% of total average loans for the quarter ending June 30, 2021, compared to net charge-offs of 0.00% for the quarter ended December 31, 2020 and net charge-offs of 0.00% for the qurarter ended June 30, 2020.  Total non-performing assets, including loans and other real estate property, were $8.2 million as of June 30, 2021, compared to $7.9 million as of December 31, 2020, and $7.4 million as of June 30, 2020. The ratio of non-performing assets to total assets as of June 30, 2021 was 0.48% compared to 0.46% as of December 31, 2020, and 0.47% as of June 30, 2020.  The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure), was 1.58% as of June 30, 2021, 1.65% as of December 31, 2020, and 1.27% as of June 30, 2020.  PPP loans are excluded from calculation of this ratio as they are guaranteed by the SBA and therefore we have not provided for in the allowance for loan losses. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section above.

There were no properties in OREO as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, the Corporation had $2.7 million of troubled debt restructurings (“TDRs”), of which $2.5 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2020, the Corporation had $3.6 million of TDRs, of which $3.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of June 30, 2020, the Corporation had $3.7 million of TDRs, of which $3.5 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.  As of June 30, 2021, the Corporation had a recorded investment of $9.8 million of impaired loans and leases which included $2.8 million of TDRs.

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

Nonperforming Assets and Related Ratios

	As of
	June 30,	December 31,
(dollars in thousands)	2021	2020
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$—	3,061
Shared national commercial credits	271	—
Home equity lines and loans	916	859
Residential mortgage	2,702	2,725
Total real estate loans	$3,889	6,645
Commercial and industrial	3,389	1,285
Small business loans	917
Total nonaccrual loans	$8,195	7,930
Total non-performing loans	$8,195	7,930
Total non-performing assets	$8,195	7,930

Troubled debt restructurings:
TDRs included in non-performing loans	239	244
TDRs in compliance with modified terms	2,486	3,362
Total TDRs	$2,725	3,606

Asset quality ratios:
Non-performing assets to total assets	0.48%	0.46%
Non-performing loans to:
Total loans and leases	0.55%	0.52%
Total loans held-for-investment	0.60%	0.62%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	0.70%	0.74%
Allowance for loan losses to:
Total loans and leases	1.23%	1.17%
Total loans held-for-investment	1.35%	1.38%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.58%	1.65%
Non-performing loans	224.07%	224.04%

Total loans and leases	$1,495,098	1,513,963
Total loans and leases held-for-investment	$1,362,750	1,284,764
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,162,706	1,072,727
Allowance for loan and lease losses	$18,361	17,767

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” above for a reconciliation of this measure to its most comparable GAAP measure. PPP loans have only been excluded from this calculation as of June 30, 2021.

NON-INTEREST INCOME

Three Months Ended June 30, 2021 Compared to the Same Period in 2020

Total non-interest income for the second quarter of 2021 was $21.7 million, up $3.0 million or 16.3% from the comparable period in 2020. This overall increase in non-interest income came largely from our mortgage segment. Mortgage banking net revenue increased $2.7 million or 16.0% over the second quarter of 2020.  The significant increase in second quarter 2021 came from increased levels of mortgage loan originations due to the expansion of the segment into Maryland as well as the favorable rate environment. Our mortgage segment originated $615.2 million in loans during the second quarter of 2021, an increase of $79.3 million, or 14.8%, from the second quarter of 2020.  The fair value of derivative instruments and loans held for sale decreased a combined $3.9 million over the period.  Net hedging activity improved as the net loss decreased $2.6 million to a net loss of $674 thousand for the second quarter of 2021.

Non-interest income from the sales of SBA 7(a) loans increased $852 thousand as $13.5 million in loans were sold in the second quarter of 2021 compared to $9.7 million in loans sold in the second quarter of 2020, an increase of nearly 40%.  Wealth management revenue increased $310 thousand year-over-year due to the favorable market conditions.  Other fee income was up $632 thousand or 147.7% from the second quarter of 2020, to $1.1 million, due to increases period over period in wire transfer fee income, title transfer fee income, and mortgage servicing fee income.

Six Months Ended June 30, 2021 Compared to the Same Period in 2020

Total non-interest income for the six months ended June 30, 2021 was $48.8 million, up $20.9 million or 74.8%, from the six months ended June 30, 2020. This increase in non-interest income came primarily from our mortgage segment as mortgage banking net revenue increased $20.0 million or 84.7% over the prior year period.  The significant increase in the current year period came from increased levels of mortgage loan originations due to both the expansion of the segment into Maryland as well as the favorable rate environment. Our mortgage segment originated $1.3 billion in loans during the six months ended June 30, 2021, an increase of $549.4 million, or 69.5%, from the prior year period.  Refinance activity represented 55% of the total residential mortgage loans originated for the six months ended June 30, 2021, compared to 63% for the six months ended June 30, 2020.  Fair value changes as a result in rate movements and pipeline changes decreased non-interest income a combined $10.5 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  These changes were offset by increases in net hedging gains of $8.3 million.

Wealth management revenue increased $425 thousand, or 22.7%, year-over-year due to the more favorable market conditions that existed in the six months ended June 30, 2021, compared to the prior year comparable period.

Non-interest income from the sales of SBA 7(a) loans increased $1.6 million, or 131.8%, from the prior year period, to $2.7 million, as the bank sold $6.6 million, or 33.2% more loans in the current year period. Other fee income was up $1.3 million or 146.4% for the six months ended June 30, 2021, from the six months ended June 30, 2020 due to increases in wire transfer fee income, title fee income, as well as an increase in income recorded on interest rate swaps entered into with several loan customers, and an increase in mortgage servicing fee income.

NON-INTEREST EXPENSE

Three Months Ended June 30, 2021 Compared to the Same Period in 2020

Total non-interest expense for the second quarter of 2021 was $26.2 million, up $5.0 million or 23.5%, from the comparable period in 2020.  The increase in non-interest expense is largely attributable to an increase in salaries and employee benefits expense, which increased $4.0 million or 24.8%, from the comparable period in 2020.  Of this increase, $2.5 million relates to the mortgage segment.

Advertising and promotion expense increased $316 thousand, or 52.2%, from the comparable period in 2020 as the result of an increase in the business development and community outreach efforts that our employees were more able to do in the second quarter of 2021 as the weather improved and COVID-19 restrictions continued to lessen and allow for more in person gatherings.  Other non-interest expenses were up $518 thousand, or 35.6%, from the comparable period in 2020, due to an increase in certain loan related expenses and an increase in employee related expenses.

Six Months Ended June 30, 2021 Compared to the Same Period in 2020

Total non-interest expense for the six months ended June 30, 2021 was $54.5 million, up $19.2 million or 54.3%, from the six months ended June 30, 2020.  The increase is largely attributable to the variable expenses from loan originations overall, particularly mortgage commissions.   Total salaries and employee benefits expense was $42.4 million, an increase of $16.3 million or 62.4%, compared to the six months ended June 30, 2020. Of this increase, $13.3 million relates to the mortgage segment as the number of employees in this segment have increased period over period.

Occupancy and equipment expense increased $275 thousand, or 13.4%, over the period due largely to the expansion of our physical office footprint into Maryland with 8 mortgage loan production offices having opened since early 2020.  Professional fees were up $319 thousand, or 22.2%, over the period due to largely to a one-time consent fees related to the change in accountants early in 2021, not in 2020. This is combined with an increase in consulting fees as the bank continues to invest in various company-wide technology focused projects.  Advertising and promotion expenses were up $493 thousand, or 40.6%, over the same period due to the improvements to the economy and a pull back on COVID-19 related restrictions that has allowed bank employees to spend more time in business development and community outreach capacity.

INCOME TAXES

Income tax expense for the three months ended June 30, 2021 was $2.5 million, as compared to $1.7 million for the same period in 2020.  The increase in income tax expense was attributable to the increase in earnings, period over period.  Our effective tax rate was 23.6% for the second quarter of 2021 and 22.8% for the second quarter of 2020.

Income tax expense for the six months ended June 30, 2021 was $5.7 million, as compared to $2.5 million, for the same periods in 2020.  The increase in income tax expense was attributable to the increase in earnings, period over period.  Our effective tax rate was 23.6% for the first six months of 2021 and 22.9% for the first six months of 2020.

BALANCE SHEET ANALYSIS

As of June 30, 2021, total assets were $1.7 billion, a decrease of $11.2 million from December 31, 2020.  Total assets increased $129.9 million, or 8.2%, from June 30, 2020 primarily due to growth in loans held for investment and securities available-for-sale.

Total loans, net of allowance, grew $77.4 million, or 6.1%, to $1.3 billion as of June 30, 2021, from $1.3 billion as of December 31, 2020.  There was growth in several commercial categories from December 31, 2020, as we continue to expand our presence in the Philadelphia market region. Commercial real estate loans increased $44.2 million, or 8.8%, small business loans increased $25.8 million, or 51.7%, and lease financings increased $35.4 million, or 107.2%, as our Meridian Equipment Finance (“MEF”) leasing team continued their strong growth pattern after starting up in early 2020.  Residential mortgage loans held for sale decreased $96.9 million, or 42.3%, to $132.3 million as of June 30, 2021, while PPP loans decreased $13.7 million, or 6.9%, over this period.

The securities available-for-sale portfolio grew to $141.9 million as of June 30, 2021, up $18.3 million, or 14.8%, from December 31, 2020. This increase was driven by an increase of $9.4 million in state and municipal securities and $8 million in U.S. treasuries.

Servicing assets were $10.3 million as of June 30, 2021, up $4.7 million, or 83.8%, from December 31, 2020.  $8.9 million of this balance is comprised of mortgage servicing rights, while $1.4 million is comprised of SBA loan servicing assets. The increase in both servicing asset types was the result of the continued strong loan sales markets since December 31, 2021.

Deposits were $1.4 billion as of June 30, 2021, up $171.9 million, or 13.9%, from December 31, 2020. Non-interest bearing deposits increased $58.0 million, or 28.4%, from December 31, 2020. Interest-bearing checking accounts increased $51.4 million, or 24.9%, from December 31, 2020, while money market accounts/savings accounts increased $59.0 million, or 10.3% since December 31, 2020.  Increases in core deposits were driven from loan customers as part of new business and municipal relationships and also as a result of the PPP loan process.  Certificates of deposits increased $3.6 million, or 1.4%, from December 31, 2020.

Short-term borrowings were $33.5 million as of June 30, 2021, down $73.3 million, or 68.6%, from December 31, 2020, while long-term debt was $48.6 million as of June 30, 2021, down $116.9 million, or 70.6%, from December 31, 2020. Short-term borrowings declined from December 31, 2020 to June 30, 2021, largely due to the increase in non-interest deposits noted above. As non-interest bearing deposits increased over this period, the need for borrowings to fund loan growth, declined.  The decline in long-term debt was due to a decrease in PPPLF advances, which were funding sources for PPP loans.

Capital

Consolidated stockholders’ equity of the Corporation was $152.9 million, or 8.9% of total assets as of June 30, 2021, as compared to $141.6 million, or 8.2% of total assets as of December 31, 2020. The change in stockholders’ equity is the result of year-to-date net income of $18.4 million, partially offset by dividends of $7.7 million paid during the first six months of 2021.  Net unrealized gains on available for sale investment securities declined by $505 thousand from December 31, 2020 to June 30, 2021 due to the changing interest rate environment over this period.

As of June 30, 2021, the Tier 1 leverage ratio was 8.97% for the Corporation and 11.28% for the Bank, the Tier 1 risk-based capital and common equity ratios were 10.16% for the Corporation and 12.80% for the Bank, and total risk-based capital was 14.23% for the Corporation and 14.18% for the Bank. Quarter-end numbers show a tangible common equity to tangible assets ratio (a non-GAAP measure) of 8.71% for the Corporation and 10.92% for the Bank. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section above.  Tangible book value per share was $24.06 as of June 30, 2021, compared with $22.55 as of March 31, 2021.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of June 30, 2021 and December 31, 2020:

	June 30, 2021
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$146,453	8.97%	$130,546	8.00%
Bank	184,044	11.28%	130,545	8.00%

	December 31, 2020
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$134,564	8.96%	$120,082	8.00%
Bank	173,231	11.54%	120,080	8.00%

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

Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $315.3 million at June 30, 2021, compared to $408.8 million at December 31, 2020, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $3.7 million at June 30, 2021. At June 30, 2021, Meridian had no borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2021, Meridian’s maximum borrowing capacity with the FHLB was $549.0 million. At June 30, 2021, Meridian had borrowed $45.8 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $108 million against its available credit lines. At June 30, 2021, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $255.1 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $355.8 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of June 30, 2021, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded income before tax of $7.7 million and $15.0 million for the three and six months ended June 30, 2021, as compared to income before tax of $3.3 million and $5.3 million for the same periods in 2020. The Banking Segment provided 71.4% and 62.2% of the Corporation’s pre-tax profit for the three and six month periods ended June 30, 2021, as compared to 44.3% and 49.9% for the same periods in 2020.

The Wealth Management Segment recorded income before tax of $376 thousand and $604 thousand for the three and six months ended June 30, 2021, as compared to income before tax of $77 thousand and $309 thousand for the same periods in 2020.

The Mortgage Banking Segment recorded income before tax of $2.7 million and $8.5 million for the three and six months ended June 30, 2021, as compared to income before tax of $4.0 million and $5.0 million for the same periods in 2020.  Mortgage Banking income and expenses related to loan originations and sales increased due to higher origination volume.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2021 were $461.2 million, as compared to $421.4 million at December 31, 2020.

Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2021 amounted to $17.0 million, as compared to $8.9 million at December 31, 2020.

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

In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws.  The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached.  Based on the obligations described above, the Corporation repurchased three loans totaling $446 thousand for the three and six months ended June 30, 2021, and repurchased one loan in the amount of $154 thousand for the three and six months ended June 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2021 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

3.1	Amended Articles of Incorporation of Registrant, filed herewith.
3.2	Bylaws of Registrant, filed as Exhibit 3.2 to Form 8-K on August 24, 2018 and incorporated herein by reference.
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

Date:	August 16, 2021	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)