Form 10-Q
period 2021-09-30
Meridian Corp
filed 2021-11-15
CIK 1750735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 15, 2021 there were 6,079,335 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except per share data)	2021	2020
Cash and due from banks	$45,875	34,190
Federal funds sold	17,246	2,554
Cash and cash equivalents	63,121	36,744
Securities available-for-sale (amortized cost of $145,129 and $120,215 as of September 30, 2021 and December 31, 2020)	146,149	123,562
Securities held-to-maturity (fair value of $6,660 and $6,857 as of September 30, 2021 and December 31, 2020)	6,406	6,510
Equity investments	1,011	1,031
Mortgage loans held for sale (amortized cost of $116,968 and $225,007 as of September 30, 2021 and December 31, 2020), at fair value	117,996	229,199
Loans, net of fees and costs (includes $17,142 and $12,182 of loans at fair value, amortized cost of $16,515 and $11,514 as of September 30, 2021 and December 31, 2020)	1,378,670	1,284,764
Allowance for loan and lease losses	(18,976)	(17,767)
Loans, net of the allowance for loan and lease losses	1,359,694	1,266,997
Restricted investment in bank stock	4,162	7,861
Bank premises and equipment, net	8,242	7,777
Bank owned life insurance	22,362	12,138
Accrued interest receivable	5,080	5,482
Deferred income taxes	1,457	62
Servicing assets	11,932	5,617
Goodwill	899	899
Intangible assets	3,430	3,601
Other assets	10,504	12,717
Total assets	$1,762,445	1,720,197
Liabilities:
Deposits:
Non-interest bearing	$265,842	203,843
Interest bearing	1,173,205	1,037,492
Total deposits	1,439,047	1,241,335
Short-term borrowings	22,278	106,862
Long-term debt	78,405	165,546
Subordinated debentures	40,760	40,671
Accrued interest payable	663	1,154
Other liabilities	22,876	23,007
Total liabilities	1,604,029	1,578,575
Stockholders’ equity:
Common stock, $1 par value. Authorized 25,000,000 and 10,000,000 shares as of September 30, 2021 and December 31, 2020; issued 6,506,028 and 6,455,566 as of September 30, 2021 and December 31, 2020	6,506	6,456
Surplus	82,508	81,196
Treasury stock - 398,491 and 320,000 shares at September 30, 2021 and December 31, 2020	(8,025)	(5,828)
Unearned common stock held by employee stock ownership plan	(1,768)	(1,768)
Retained earnings	78,408	59,010
Accumulated other comprehensive income	787	2,556
Total stockholders’ equity	158,416	141,622
Total liabilities and stockholders’ equity	$1,762,445	1,720,197

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Loans, including fees	$17,626	15,321	$51,287	43,048
Securities:
Taxable	284	251	837	920
Tax-exempt	379	305	1,125	698
Cash and cash equivalents	17	3	25	63
Total interest income	18,306	15,880	53,274	44,729
Interest expense:
Deposits	1,327	2,235	4,261	8,064
Borrowings	722	930	2,224	2,687
Total interest expense	2,049	3,165	6,485	10,751
Net interest income	16,257	12,715	46,789	33,978
Provision for loan losses	597	3,956	1,292	7,139
Net interest income after provision for loan losses	15,660	8,759	45,497	26,839
Non-interest income:
Mortgage banking income	18,726	21,812	62,293	45,395
Wealth management income	1,232	951	3,531	2,825
SBA loan income	2,688	641	5,423	1,821
Earnings on investment in life insurance	93	70	224	210
Net change in the fair value of derivative instruments	(339)	3,028	(3,431)	6,346
Net change in the fair value of loans held-for-sale	(532)	2,932	(3,164)	4,424
Net change in the fair value of loans held-for-investment	37	93	(24)	174
Net gain (loss) on hedging activity	(1,189)	(2,637)	2,397	(7,363)
Net gain on sale of investment securities available-for-sale	314	1,290	362	1,345
Service charges	35	28	99	77
Other	1,057	852	3,192	1,718
Total non-interest income	22,122	29,060	70,902	56,972
Non-interest expenses:
Salaries and employee benefits	19,472	20,447	61,824	46,529
Occupancy and equipment	1,133	1,108	3,460	3,159
Professional fees	873	681	2,629	2,118
Advertising and promotion	1,089	781	2,795	1,996
Data processing	530	460	1,666	1,260
Information technology	476	394	1,365	1,100
Pennsylvania bank shares tax	152	254	478	734
Other	1,756	1,709	5,773	4,256
Total non-interest expenses	25,481	25,834	79,990	61,152
Income before income taxes	12,301	11,985	36,409	22,659
Income tax expense	2,863	2,773	8,543	5,218
Net income	$9,438	9,212	$27,866	17,441
Basic earnings per common share	$1.56	1.51	$4.62	2.83
Diluted earnings per common share	$1.52	1.51	$4.49	2.82

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income:	$9,438	9,212	27,866	17,441

Other comprehensive (loss) income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax expense of ($312), $144, ($475), and $761, respectively	(1,021)	304	(1,490)	2,489
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of ($71), ($301), ($83), and ($313), respectively	(243)	(989)	(279)	(1,032)
Unrealized investment (losses) gains, net of tax expense of $(383), $(157), $(558), and $448, respectively	(1,264)	(685)	(1,769)	1,457
Total other comprehensive (loss) income	(1,264)	(685)	(1,769)	1,457
Total comprehensive income	$8,174	8,527	26,097	18,898

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Unearned		Accumulated
				Common		Other
	Common		Treasury	Stock -	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	ESOP	Earnings	Income	Total
Balance, January 1, 2020	$6,408	80,255	(62)	—	34,097	(3)	120,695
Comprehensive income:
Net income					2,516		2,516
Change in unrealized gains on securities available-for-sale, net of tax						429	429
Total comprehensive income							2,945
Share-based awards and exercises	6	26					32
Net purchase of treasury stock through publicly announced plans		63	(5,766)				(5,703)
Compensation expense related to stock option grants		64					64
Balance, March 31, 2020	$6,414	80,408	(5,828)	—	36,613	426	118,033
Comprehensive income:
Net income					5,713		5,713
Change in unrealized gains on securities available-for-sale, net of tax						1,713	1,713
Total comprehensive income							7,426
Compensation expense related to stock option grants		59					59
Balance, June 30, 2020	$6,414	80,467	(5,828)	—	42,326	2,139	125,518
Comprehensive income:
Net income					9,212		9,212
Change in unrealized gains on securities available-for-sale, net of tax						(685)	(685)
Total comprehensive income							8,527
Dividends paid or accrued, $0.125 per share					(763)		(763)
Shares purchased for ESOP plan (133,601)				(2,000)			(2,000)
Common stock issued through share-based awards and exercises	36	337					373
Stock based compensation		177					177
Balance, September 30, 2020	$6,450	80,981	(5,828)	(2,000)	50,775	1,454	131,832

				Unearned		Accumulated
				Common		Other
	Common		Treasury	Stock -	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	ESOP	Earnings	Income	Total
Balance, January 1, 2021	$6,456	81,196	(5,828)	(1,768)	59,010	2,556	141,622
Comprehensive income:
Net income					10,170		10,170
Net change in unrealized losses on securities available-for-sale, net of tax						(1,919)	(1,919)
Total comprehensive income							8,251
Dividends paid or accrued, $1.125 per share					(6,931)		(6,931)
Common stock issued through share-based awards and exercises	32	302					334
Stock based compensation		229					229
Balance, March 31, 2021	$6,488	81,727	(5,828)	(1,768)	62,249	637	143,505
Comprehensive income:
Net income					8,258		8,258
Change in unrealized gains on securities available-for-sale, net of tax						1,414	1,414
Total comprehensive income							9,672
Dividends paid or accrued, $0.125 per share					(768)		(768)
Common stock issued through share-based awards and exercises	5	52					57
Stock based compensation		419					419
Balance, June 30, 2021	$6,493	82,198	(5,828)	(1,768)	69,739	2,051	152,885
Comprehensive income:
Net income					9,438		9,438
Change in unrealized gains on securities available-for-sale, net of tax						(1,264)	(1,264)
Total comprehensive income							8,174
Dividends paid or accrued, $0.125 per share					(769)		(769)
Net purchase of treasury stock through publicly announced plans (78,491)			(2,197)				(2,197)
Common stock issued through share-based awards and exercises	13	167					180
Stock based compensation		143					143
Balance, September 30, 2021	$6,506	82,508	(8,025)	(1,768)	78,408	787	158,416

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
(dollars in thousands)	2021	2020
Net income	$27,866	17,441
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of investment securities	(362)	(1,345)
Depreciation and amortization, net	(4,677)	(992)
Net amortization of investment premiums and discounts and change in fair value of equity securities	991	238
Provision for loan losses	1,292	7,139
Amortization of issuance costs on subordinated debt	88	83
Share-based compensation	791	300
Net change in fair value of derivative instruments	3,431	(6,346)
Net change in fair value of loans held for sale	3,164	(4,424)
Net change in fair value of loans held for investment	24	(174)
Gain on sale of OREO	—	(6)
Amortization and net impairment of servicing rights	707	350
Capitalization of servicing rights, net	(7,021)	(2,992)
SBA loan income	(5,423)	(1,821)
Proceeds from sale of loans	2,034,464	1,356,637
Loans originated for sale	(1,864,132)	(1,498,614)
Mortgage banking income	(62,293)	(45,395)
Decrease (increase) in accrued interest receivable	402	(1,518)
(Increase) decrease in other assets	(2,648)	8,503
Earnings from investment in life insurance	(224)	(210)
(Increase) decrease income in deferred income tax	(817)	1,274
(Decrease) increase in accrued interest payable	(490)	1,170
Increase in other liabilities	1,299	9,054
Net cash provided by (used in) operating activities	126,432	(161,648)
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	6,173	6,319
Sales	20,855	44,592
Purchases	(52,468)	(92,476)
Activity in held-to-maturity securities:
Maturities, repayments and calls	—	2,140
Proceeds from sale of OREO	—	126
Decrease in restricted stock	3,699	422
Net increase in loans	(82,711)	(339,459)
Purchases of premises and equipment	(1,496)	(651)
Purchase of bank owned life insurance	(10,000)	—
Net cash used in investing activities	(115,948)	(378,987)
Cash flows from financing activities:
Net increase in deposits	197,712	357,856
(Decrease) increase in short-term borrowings	(3,187)	(31,928)
Decrease in short-term borrowings with original maturity > 90 days	(81,397)	12,902
(Repayment) proceeds from long-term debt, net	(87,141)	247,008
Repayment of acquisition note payable	—	(413)
Issuance costs on subordinated debt	—	(231)
Net purchase of treasury stock	(2,197)	(5,703)
Dividends paid	(8,468)	(763)
Purchase of common shares for ESOP	—	(2,000)
Share based awards and exercises	571	405
Net cash provided by financing activities	15,893	577,133
Net change in cash and cash equivalents	26,377	36,498
Cash and cash equivalents at beginning of period	36,744	39,371
Cash and cash equivalents at end of period	$63,121	75,869
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,976	9,581
Income taxes	11,354	2,490
Supplemental disclosure of cash flow information:
Transfers from loans held for sale to loans held for investment	7,116	—
Net loans sold, not settled	—	(1,657)

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

Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity.  Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or for any other period.

Estimates for the allowance for loan and lease losses at September 30, 2021 include probable losses related to the COVID-19 pandemic.  While there have been signals of economic recovery and a resumption of many types of business activity, there remains significant uncertainty involved in the measurement of these losses.  If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods.  It is unknown how long these conditions will last and what the ultimate financial impact will be to the Corporation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income available to common stockholders	$9,438	9,212	$27,866	17,441
Denominator for basic earnings per share
Weighted average shares outstanding	6,157	6,099	6,148	6,172
Average unearned ESOP shares	(112)	—	(115)	—
Basic weighted averages shares outstanding	6,045	6,099	6,033	6,172
Effect of dilutive common shares	186	11	168	21
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,231	6,110	6,201	6,193
Basic earnings per share	$1.56	1.51	$4.62	2.83
Diluted earnings per share	$1.52	1.51	$4.49	2.82
Antidilutive shares excluded from computation of average dilutive earnings per share	140	265	140	192

(3)      Securities

The amortized cost and fair value of securities as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$21,120	199	(26)	21,293	4
U.S. government agency mortgage-backed securities	5,351	137	(29)	5,459	1
U.S. government agency collateralized mortgage obligations	23,712	483	(142)	24,053	7
State and municipal securities	72,415	874	(461)	72,828	23
U.S. Treasuries	15,082	6	(78)	15,010	11
Non-U.S. government agency collateralized mortgage obligations	999	—	—	999	1
Corporate bonds	6,450	73	(16)	6,507	4
Total securities available-for-sale	$145,129	1,772	(752)	146,149	51
Securities held-to-maturity:
State and municipal securities	6,406	254	─	6,660	—
Total securities held-to-maturity	$6,406	254	—	6,660	—

	December 31, 2020
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$25,303	364	(75)	25,592	8
U.S. government agency mortgage-backed securities	3,854	192	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,010	916	(17)	23,909	1
State and municipal securities	63,848	2,025	(63)	65,810	3
Corporate bonds	4,200	7	(2)	4,205	2
Total securities available-for-sale	$120,215	3,504	(157)	123,562	14
Securities held-to-maturity:
State and municipal securities	6,510	347	—	6,857	—
Total securities held-to-maturity	$6,510	347	—	6,857	—

Although the Corporation’s investment portfolio overall is in a net unrealized gain position at September 30, 2021, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.

As of September 30, 2021 and December 31, 2020, securities having a fair value of $63.6 million and $55.9 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$4,158	(26)	—	—	4,158	(26)
U.S. government agency mortgage-backed securities	1,614	(29)	—	—	1,614	(29)
U.S. government agency collateralized mortgage obligations	7,315	(142)	—	—	7,315	(142)
State and municipal securities	34,808	(451)	568	(10)	35,376	(461)
U.S. Treasuries	12,049	(78)	—	—	12,049	(78)
Corporate bonds	2,244	(6)	439	(10)	2,683	(16)
Total securities available-for-sale	$62,188	(732)	1,007	(20)	63,195	(752)

	December 31, 2020
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$2,884	(4)	7,443	(71)	10,327	(75)
U.S. government agency collateralized mortgage obligations	2,284	(17)	—	—	2,284	(17)
State and municipal securities	4,163	(63)	—	—	4,163	(63)
Corporate bonds	1,198	(2)	—	—	1,198	(2)
Total securities available-for-sale	$10,529	(86)	7,443	(71)	17,972	(157)

The amortized cost and carrying value of securities at September 30, 2021 and December 31, 2020 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2021				December 31, 2020
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	—	—	$—	—	—	—
Due after one year through five years	—	—	3,133	3,197	—	—	3,181	3,288
Due after five years through ten years	28,999	29,010	3,273	3,463	12,035	12,095	3,329	3,569
Due after ten years	86,068	86,628	—	—	81,316	83,512	—	—
Subtotal	115,067	115,638	6,406	6,660	93,351	95,607	6,510	6,857
Mortgage-related securities	30,062	30,511	—	—	26,864	27,955	—	—
Total	$145,129	146,149	6,406	6,660	$120,215	123,562	6,510	6,857

Proceeds from the sale of available for sale investment securities totaled $7.3 million for the three months ended September 30, 2021 and $20.9 million for the nine months ended September 30, 2021, resulting in a gross gain on sale of $314 thousand and no gross loss on sale for the three months ended September 30, 2021, and a gross gain on sale of $562 thousand and a gross loss on sale of $200 thousand for the nine months ended September 30, 2021. Proceeds from the sale of available for sale investment securities totaled $26.4 million and $44.6 million for the three and nine months ended September 30, 2020, respectively, resulting in a gross gain on sale of $1.3 million and no gross loss on sale for the three months ended September 30, 2020, and a gross gain on sale of $1.5 million and a gross loss on sale of $202 thousand for the nine months ended September 30, 2020.

(4)      Loans Receivable

Loans and leases outstanding at September 30, 2021 and December 31, 2020 are detailed by category as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Mortgage loans held for sale	$117,996	229,199
Real estate loans:
Commercial mortgage	542,473	485,103
Home equity lines and loans	52,819	64,987
Residential mortgage (1)	59,295	52,454
Construction	162,192	140,246
Total real estate loans	816,779	742,790

Commercial and industrial	278,976	261,750
Small business loans	90,477	49,542
Paycheck Protection Program loans ("PPP")	118,585	203,543
Main Street Lending Program Loans ("MSLP")	592	580
Consumer	427	511
Leases, net	73,993	31,040
Total portfolio loans and leases	1,379,829	1,289,756
Total loans and leases	$1,497,825	1,518,955

Loans with predetermined rates	$542,289	658,458
Loans with adjustable or floating rates	955,536	860,497
Total loans and leases	$1,497,825	1,518,955

Net deferred loan origination (fees) costs	$(1,159)	(4,992)
(1)	Includes $17,142 and $12,182 of loans at fair value as of September 30, 2021 and December 31, 2020, respectively.

Components of the net investment in leases at September 30, 2021 and December 31, 2020 are detailed as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Minimum lease payments receivable	$89,051	37,919
Unearned lease income	(15,058)	(6,879)
Total	$73,993	31,040

Age Analysis of Past Due Loans and Leases

The following tables present an aging of the Corporation’s loan and lease portfolio as of September 30, 2021 and December 31, 2020, respectively:

					Total
		90+ days			Accruing	Nonaccrual	Total loans
September 30, 2021	30-89 days	past due and	Total past		Loans and	loans and	portfolio	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	542,473	542,473	—	542,473	—%
Home equity lines and loans	65	—	65	51,844	51,909	910	52,819	1.85
Residential mortgage (1)	143	—	143	56,874	57,017	2,278	59,295	4.08
Construction	—	—	—	162,192	162,192	—	162,192	—
Commercial and industrial	770	—	770	273,117	273,887	5,089	278,976	2.10
Small business loans	—	—	—	89,561	89,561	916	90,477	1.01
Paycheck Protection Program loans	2,422	—	2,422	116,163	118,585	—	118,585	2.04
Main Street Lending Program loans	—	—	—	592	592	—	592	—
Consumer	—	—	—	427	427	—	427	—
Leases, net	263	—	263	73,730	73,993	—	73,993	0.36
Total	$3,663	—	3,663	1,366,973	1,370,636	9,193	1,379,829	0.93%

(1) Includes $17,142 of loans at fair value as of September 30, 2021 ($16,523 are current, $143 are 30-89 days past due, and $475 are nonaccrual).

					Total
		90+ days			Accruing	Nonaccrual	Total loans
December 31, 2020	30-89 days	past due and	Total past		Loans and	loans and	portfolio	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	482,042	482,042	3,061	485,103	0.63%
Home equity lines and loans	—	—	—	64,128	64,128	859	64,987	1.32
Residential mortgage (1)	3,595	—	3,595	46,134	49,729	2,725	52,454	12.05
Construction	—	—	—	140,246	140,246	—	140,246	—
Commercial and industrial	—	—	—	260,465	260,465	1,285	261,750	0.49
Small business loans	—	—	—	49,542	49,542	—	49,542	—
Paycheck Protection Program loans	—	—	—	203,543	203,543	—	203,543	—
Main Street Lending Program loans	—	—	—	580	580	—	580	—
Consumer	—	—	—	511	511	—	511	—
Leases, net	109	—	109	30,931	31,040	—	31,040	0.35
Total	$3,704	—	3,704	1,278,122	1,281,826	7,930	1,289,756	0.90%

(1)	Includes $12,182 of loans at fair value as of December 31, 2020 ($10,314 are current, $958 are 30-89 days past due and $910 are nonaccrual).

(5)      Allowance for Loan Losses (the “Allowance”)

The Allowance is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. The Allowance is maintained at a level considered adequate to provide for losses that are probable and estimatable. Management’s periodic evaluation of the adequacy of the Allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available.  Estimates for the allowance for loan and lease losses at September 30, 2021 include probable losses related to the COVID-19 pandemic.

Roll-Forward of Allowance by Portfolio Segment

The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, for the three and nine month periods ended September 30, 2021 and 2020, respectively:

	Balance,				Balance,
(dollars in thousands)	June 30, 2021	Charge-offs	Recoveries	Provision	September 30, 2021
Commercial mortgage	$7,146	—	—	(604)	6,542
Home equity lines and loans	281	—	1	(9)	273
Residential mortgage	324	—	1	(49)	276
Construction	2,241	—	—	44	2,285
Commercial and industrial	5,360	—	15	239	5,614
Small business loans	2,235	—	—	864	3,099
Consumer	4	—	1	(2)	3
Leases	770	—	—	114	884
Total	$18,361	—	18	597	18,976

	Balance,				Balance,
(dollars in thousands)	December 31, 2020	Charge-offs	Recoveries	Provision	September 30, 2021
Commercial mortgage	$7,451	—	—	(909)	6,542
Home equity lines and loans	434	—	5	(166)	273
Residential mortgage	385	—	5	(114)	276
Construction	2,421	—	—	(136)	2,285
Commercial and industrial	5,431	—	33	150	5,614
Small business loans	1,259	—	—	1,840	3,099
Consumer	4	—	3	(4)	3
Leases	382	(129)	—	631	884
Total	$17,767	(129)	46	1,292	18,976

	Balance,				Balance,
(dollars in thousands)	June 30, 2020	Charge-offs	Recoveries	Provision	September 30, 2020
Commercial mortgage	$5,277	—	—	1,658	6,935
Home equity lines and loans	672	(75)	2	(82)	517
Residential mortgage	346	—	1	(13)	334
Construction	2,019	—	—	463	2,482
Commercial and industrial	3,606	(22)	4	1,450	5,038
Small business loans	747	—	—	360	1,107
Consumer	4	—	1	(1)	4
Leases	35	—	—	121	156
Total	$12,706	(97)	8	3,956	16,573

	Balance,				Balance,
(dollars in thousands)	December 31, 2019	Charge-offs	Recoveries	Provision	September 30, 2020
Commercial mortgage	$3,426	—	—	3,509	6,935
Home equity lines and loans	342	(89)	6	258	517
Residential mortgage	179	—	5	150	334
Construction	2,362	—	—	120	2,482
Commercial and industrial	2,684	(31)	37	2,348	5,038
Small business loans	509	—	—	598	1,107
Consumer	6	(10)	3	5	4
Leases	5	—	—	151	156
Total	$9,513	(130)	51	7,139	16,573

Allowance Allocated by Portfolio Segment

The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2021 and December 31, 2020.

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
September 30, 2021	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	6,542	6,542	$2,568	539,905	542,473
Home equity lines and loans	2	271	273	910	51,909	52,819
Residential mortgage	12	264	276	1,802	40,351	42,153
Construction	—	2,285	2,285	1,206	160,986	162,192
Commercial and industrial	1,526	4,088	5,614	3,651	275,325	278,976
Small business loans	376	2,723	3,099	1,057	89,420	90,477
Paycheck Protection Program loans	—	—	—	—	118,585	118,585	(2)
Main Street Lending Program	—	—	—	—	592	592	(2)
Consumer	—	3	3	—	427	427
Leases, net	—	884	884	—	73,993	73,993
Total	$1,916	17,060	18,976	$11,194	1,351,493	1,362,687	(1)

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2020	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	7,451	7,451	$1,606	483,497	485,103
Home equity lines and loans	9	425	434	921	64,066	64,987
Residential mortgage	73	312	385	1,817	38,455	40,272
Construction	—	2,421	2,421	1,206	139,040	140,246
Commercial and industrial	1,563	3,868	5,431	4,645	257,105	261,750
Small business loans	—	1,259	1,259	185	49,357	49,542
Paycheck Protection Program loans	—	—	—	—	203,543	203,543	(2)
Main Street Lending Program	—	—	—	—	580	580	(2)
Consumer	—	4	4	—	511	511
Leases, net	—	382	382	—	31,040	31,040
Total	$1,645	16,122	17,767	$10,380	1,267,194	1,277,574	(1)
(1)	Excludes deferred fees and loans carried at fair value.
(2)	PPP and MSLP loans are not reserved against as they are 100% guaranteed.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses as of September 30, 2021 and December 31, 2020:

September 30, 2021		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$505,355	31,464	5,654	—	542,473
Home equity lines and loans	51,427	—	1,392	—	52,819
Construction	153,200	8,992	—	—	162,192
Commercial and industrial	222,041	35,756	21,179	—	278,976
Small business loans	87,161	—	3,316	—	90,477
Paycheck Protection Program loans	118,585	—	—	—	118,585
Main Street Lending Program loans	592	—	—	—	592
Total	$1,138,361	76,212	31,541	—	1,246,114

December 31, 2020		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$449,545	32,059	3,499	—	485,103
Home equity lines and loans	63,923	—	1,064	—	64,987
Construction	132,286	7,960	—	—	140,246
Commercial and industrial	227,349	21,721	9,000	3,680	261,750
Small business loans	46,789	—	2,753	—	49,542
Paycheck Protection Program loans	203,543	—	—	—	203,543
Main Street Lending Program loans	580	—	—	—	580
Total	$1,124,015	61,740	16,316	3,680	1,205,751

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of September 30, 2021 and

December 31, 2020. No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$40,351	1,802	42,153	$38,457	1,815	40,272
Consumer	427	—	427	511	—	511
Leases, net	73,993	—	73,993	31,040	—	31,040
Total	$114,771	1,802	116,573	$70,008	1,815	71,823

There were three nonperforming residential mortgage loans at September 30, 2021 and five nonperforming residential mortgage loans at December 31, 2020 with a combined outstanding principal balance of $476 thousand and $910 thousand, respectively, which were carried at fair value and not included in the table above.

Impaired Loans

The following table details the recorded investment and principal balance of impaired loans by portfolio segment, and their related allowance for loan and lease losses.

	As of September 30, 2021			As of December 31, 2020
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	investment	balance	allowance	investment	balance	allowance
Impaired loans with related allowance:
Commercial and industrial	$3,201	3,321	1,526	3,860	3,902	1,563
Small business loans	916	916	376	—	—	—
Home equity lines and loans	88	102	2	95	105	9
Residential mortgage	169	169	12	689	689	73
Total	$4,374	4,508	1,916	4,644	4,696	1,645
Impaired loans without related allowance:
Commercial mortgage	$2,568	2,568	—	1,606	1,642	—
Commercial and industrial	450	515	—	785	862	—
Small business loans	141	141	—	185	185	—
Home equity lines and loans	822	836	—	826	839	—
Residential mortgage	1,633	1,633	—	1,128	1,128	—
Construction	1,206	1,206	—	1,206	1,206	—
Total	6,820	6,899	—	5,736	5,862	—
Grand Total	$11,194	11,407	1,916	10,380	10,558	1,645

The following table details the average recorded investment and interest income recognized on impaired loans by portfolio segment.

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Average	Interest	Average	Interest
	recorded	Income	recorded	Income
(dollars in thousands)	investment	Recognized	investment	Recognized
Impaired loans with related allowance:
Commercial and industrial	$3,242	5	3,907	26
Small business loans	916	—	—	—
Home equity lines and loans	89	—	100	—
Residential mortgage	169	—	—	—
Total	$4,416	5	4,007	26
Impaired loans without related allowance:
Commercial mortgage	$2,573	8	2,080	47
Commercial and industrial	473	19	874	6
Small business loans	147	3	208	5
Home equity lines and loans	823	—	564	—
Residential mortgage	1,636	6	1,649	41
Construction	1,206	17	1,206	14
Total	$6,858	53	6,581	113
Grand Total	$11,274	58	10,588	139

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Average	Interest	Average	Interest
	recorded	Income	recorded	Income
(dollars in thousands)	investment	Recognized	investment	Recognized
Impaired loans with related allowance:
Commercial and industrial	$3,306	15	1,766	36
Small business loans	917	—	—	—
Home equity lines and loans	92	—	103	—
Residential mortgage	170	—	—	—
Total	$4,485	15	1,869	36

Impaired loans without related allowance:
Commercial mortgage	$2,584	24	1,852	89
Commercial and industrial	485	19	700	14
Small business loans	161	11	220	16
Home equity lines and loans	824	—	575	—
Residential mortgage	1,640	9	1,478	133
Construction	1,206	47	1,209	46
Leases	53	—	—	—
Total	$6,953	110	6,034	298
Grand Total	$11,438	125	7,903	334

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

The determination of whether a borrower is experiencing financial difficulties takes into account not only the current financial condition of the borrower, but also the potential financial condition of the borrower were a concession not granted. The determination of whether a concession has been granted is subjective in nature. For example, simply extending the term of a loan at its original interest rate or even at a higher interest rate could be interpreted as a concession unless the borrower could readily obtain similar credit terms from a different lender. The balance of  TDRs at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
TDRs included in nonperforming loans and leases	$367	244
TDRs in compliance with modified terms	2,476	3,362
Total TDRs	$2,843	3,606

There were no loan and lease modifications granted during the three and nine months ended September 30, 2021 and 1 loan and lease modification granted during the three and nine months ended September 30, 2020 that were categorized as a TDR.  No loan and lease modifications granted during the three and nine months ended September 30, 2021 and 2020 subsequently defaulted during the same time period.

In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due at the time of deferral were not considered trouble debt restructurings under ASC 310-40 as of September 30, 2021. COVID-19 loan modifications provided to borrowers amounted to $24.9 million as of September 30, 2021, down from $26.9 million as of December 31, 2020.  Loan modifications were $19.1 million as of September 30, 2020.

This provision of Section 4013 of the CARES Act was extended to January 1, 2022 under the Consolidated Appropriations Act, 2021. Management continues to monitor these deferrals and has adequately considered these credits in the September 30, 2021 allowance for loan losses balance.  These modified loans are classified as performing and are not considered past due. Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.

(6)      Short-Term Borrowings and Long-Term Debt

The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks totaling $39 million combined.  Federal Funds purchased generally represent one-day borrowings.  The Corporation had no Federal Funds purchased at September 30, 2021 and December 31, 2020. The Corporation also has a facility with the Federal Reserve Bank (“FRB”) of Philadelphia discount window of $3.7 million. This facility is fully secured by investment securities. There were no borrowings under this at September 30, 2021 and $10 million at December 31, 2020.

Short-term borrowings at September 30, 2021 and December 31, 2020 consisted of the following notes:

			Balance as of
	Maturity	Interest	September 30,	December 31,
(dollars in thousands)	date	rate	2021	2020
Open Repo Plus Weekly	05/31/2022	0.33%	—	60,416
Federal Reserve Discount Window	03/31/2021	0.25	—	10,000
Mid-term Repo-fixed	01/13/2021	0.36	—	4,605
Mid-term Repo-fixed	06/10/2021	0.10	—	6,376
Mid-term Repo-fixed	09/10/2021	0.11	—	10,000
Mid-term Repo-fixed	12/10/2021	0.16	10,000	10,000
Mid-term Repo-fixed	01/27/2021	0.23	—	5,465
Mid-term Repo-fixed	06/29/2022	0.32	7,392	—
Mid-term Repo-fixed	09/12/2022	0.23	4,886	—
Total			$22,278	106,862

As part of the CARES Act, the FRB of Philadelphia offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program.  Advances from this facility are secured 100% by the aggregate face value of pools comprised of loans with common maturity dates. PPPLF advances mature concurrently with the loans in a given pool. At September 30, 2021, the Corporation pledged $78.4 million of PPP loans to the FRB of Philadelphia to borrow $78.4 million of funds at a rate of 0.35%.  Advances made on the PPPLF were ended by the FRB on July 30, 2021.

Long-term debt at September 30, 2021 and December 31, 2020 consisted of the following notes:

			Balance as of
	Maturity	Interest	September 30,	December 31,
(dollars in thousands)	date	rate	2021	2020
PPPLF Advances	2022	0.35%	—	153,269
PPPLF Advances	2026	0.35	$78,405	—
Mid-term Repo-fixed	06/29/2022	0.32	—	7,392
Mid-term Repo-fixed	09/12/2022	0.23	—	4,885
Total	`		$78,405	165,546

The FHLB of Pittsburgh has also issued $128.5 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2021.

The Corporation has a maximum borrowing capacity with the FHLB of $533.4 million as of September 30, 2021 and $638.9 million as of December 31, 2020. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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

Residential Mortgage Loan Servicing Rights

The mortgage servicing rights (“MSRs”) are amortized over the period of the estimated future net servicing life of the underlying assets.  MSR’s are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR.  The Corporation serviced $968.6 million and $506.0 million of residential mortgage loans as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021, the Corporation recognized servicing fee income of $562 thousand and $1.4 million, respectively, compared to $140 thousand and $247 thousand during the three and nine months ended September 30, 2020, respectively.

Changes in the MSR balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of the period	$8,942	1,294	$4,647	446
Servicing rights capitalized	1,360	1,333	5,856	2,469
Amortization of servicing rights	(316)	(90)	(786)	(173)
Change in valuation allowance	111	102	380	(103)
Balance at end of the period	$10,097	2,639	$10,097	2,639

Activity in the valuation allowance for MSR’s was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Valuation allowance, beginning of period	$(166)	(303)	$(435)	(98)
Impairment	—	—	—	(103)
Recovery	111	102	380	—
Valuation allowance, end of period	$(55)	(201)	$(55)	(201)

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2021, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 7.26% and a discount rate equal to 9.00%.  At December 31, 2020, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.39% and a discount rate equal to 9.00%.  The prepayment speed assumption has declined from December 31, 2020 to September 30, 2021 as interest rates have started to increase and the number of mortgage refinancings have started to decline, while the discount rate assumption is unchanged over this period as the underlying credit quality of the loans sold in each period is relatively unchanged.

At September 30, 2021 and December 31, 2020, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2021	December 31, 2020
Fair value of residential mortgage servicing rights	$10,296	$4,647

Weighted average life (years)	9.0	5.0

Prepayment speed	7.26%	9.39%
Impact on fair value:
10% adverse change	$(358)	$(183)
20% adverse change	(695)	(354)

Discount rate	9.00%	9.00%
Impact on fair value:
10% adverse change	$(397)	$(168)
20% adverse change	(768)	(329)

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

SBA Loan Servicing Rights

SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets.  SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset.  The Corporation serviced $102.5 million and $55.9 million of SBA loans, as of September 30, 2021 and December 31, 2020, respectively.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of the period	$1,385	632	$970	337
Servicing rights capitalized	588	183	1,166	524
Amortization of servicing rights	(112)	(42)	(266)	(88)
Change in valuation allowance	(26)	14	(35)	14
Balance at end of the period	$1,835	787	$1,835	787

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Valuation allowance, beginning of period	$(48)	(26)	$(39)	(26)
Impairment	(26)	—	(35)	—
Recovery	—	14	—	14
Valuation allowance, end of period	$(74)	(12)	$(74)	(12)

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2021, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.91%, and a discount rate equal to 7.47%. At December 31, 2020, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.73%, and a discount rate equal to 8.33%.

At September 30, 2021 and December 31, 2020, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2021	December 31, 2020
Fair value of SBA loan servicing rights	$1,954	$1,010

Weighted average life (years)	3.8	3.7

Prepayment speed	12.91%	12.73%
Impact on fair value:
10% adverse change	$(77)	$(37)
20% adverse change	(148)	(71)

Discount rate	7.47%	8.33%
Impact on fair value:
10% adverse change	$(53)	$(25)
20% adverse change	(103)	(49)

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$21,293	—	21,293	—
U.S. government agency mortgage-backed securities	5,459	—	5,459	—
U.S. government agency collateralized mortgage obligations	24,053	—	24,053	—
State and municipal securities	72,828	—	72,828	—
U.S. Treasuries	15,010	—	15,010	—
Non-U.S. government agency collateralized mortgage obligations	999	—	999	—
Corporate bonds	6,507	—	6,507	—
Equity investments	1,011	—	1,011	—
Mortgage loans held for sale	117,996	—	117,996	—
Mortgage loans held for investment	17,142	—	17,142	—
Interest rate lock commitments	1,712	—	—	1,712
Forward commitments	447	—	447	—
Customer derivatives - interest rate swaps	1,052	—	1,052	—
Total	$285,509	—	283,797	1,712

Liabilities
Interest rate lock commitments	360	—	—	360
Forward commitments	22	—	22	—
Customer derivatives - interest rate swaps	1,101	—	1,101	—
	$1,483	—	1,123	360

	December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$25,592	—	25,592	—
U.S. government agency mortgage-backed securities	4,046	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,909	—	23,909	—
State and municipal securities	65,810	—	65,810	—
Corporate bonds	4,205	—	4,205	—
Equity investments	1,031	—	1,031	—
Mortgage loans held for sale	229,199	—	229,199	—
Mortgage loans held for investment	12,182	—	12,182	—
Interest rate lock commitments	6,932	—	—	6,932
Forward commitments	—	—	—	—
Customer derivatives - interest rate swaps	1,118	—	1,118	—
Total	$374,024	—	367,092	6,932

Liabilities
Interest rate lock commitments	100	—	—	100
Forward commitments	1,572	—	1,572	—
Customer derivatives - interest rate swaps	1,219	—	1,219	—
	$2,891	—	2,791	100

Financial assets measured at fair value on a nonrecurring basis, are considered Level 3 assets in the fair value hierarchy.  The fair value used at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
(dollars in thousands)	Fair Value	Fair Value
Mortgage servicing rights	$10,097	4,647
SBA loan servicing rights	1,835	970
Impaired loans (1)	2,458	2,998
Total	$14,390	8,615
(1)	Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values.

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

The estimated fair values of the Corporation’s financial instruments at September 30, 2021 and December 31, 2020 are as follows:

		September 30, 2021		December 31, 2020
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$63,121	63,121	36,744	36,744
Securities available-for-sale	Level 2	146,149	146,149	123,562	123,562
Securities held-to-maturity	Level 2	6,406	6,660	6,510	6,857
Equity investments	Level 2	1,011	1,011	1,031	1,031
Mortgage loans held for sale	Level 2	117,996	117,996	229,199	229,199
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,361,528	1,391,260	1,272,582	1,289,776
Mortgage loans held for investment	Level 2	17,142	17,142	12,182	12,182
Interest rate lock commitments	Level 3	1,712	1,712	6,932	6,932
Forward commitments	Level 2	447	447	—	—
Restricted investment in bank stock	NA	4,162	NA	7,861	NA
Accrued interest receivable	Level 3	5,080	5,080	5,482	5,482
Customer derivatives - interest rate swaps	Level 2	1,052	1,052	1,118	1,118
Financial liabilities:
Deposits	Level 2	1,439,047	1,552,500	1,241,335	1,392,500
Short-term borrowings	Level 2	22,278	22,278	106,862	106,862
Long-term debt	Level 2	78,405	79,373	165,546	168,000
Subordinated debentures	Level 2	40,760	41,859	40,671	38,375
Accrued interest payable	Level 2	663	663	1,154	1,154
Interest rate lock commitments	Level 3	360	360	100	100
Forward commitments	Level 2	22	22	1,572	1,572
Customer derivatives - interest rate swaps	Level 2	1,101	1,101	1,219	1,219

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$505,018	1,712	421,399	6,932
Letters of credit	Level 2	17,711	—	8,928	—

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three and nine month peiods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$2,667	4,595	$6,932	504
(Decrease) increase in value	(955)	3,203	(5,220)	7,294
Balance at end of the period	$1,712	7,798	$1,712	7,798

The following table details the valuation techniques for Level 3 interest rate lock commitments.

			Significant
	Fair Value		Unobservable	Range of	Weighted
	Level 3	Valuation Technique	Input	Inputs	Average
September 30, 2021	$1,712	Market comparable pricing	Pull through	1 - 99%	87.26%
December 31, 2020	6,932	Market comparable pricing	Pull through	1 - 99	83.08

Net realized gains and losses due to changes in the fair value of interest rate lock commitments, which are classified as Level 3 assets and liabilities, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income. Net realized losses of $1.1 million and $5.5 million were recorded for the three and nine months ended September 30, 2021, respectively, while net realized gains of $3.2 million and $7.2 million were recorded for the three and nine months ended September 30, 2020, respectively.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		September 30, 2021		December 31, 2020
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$159,507	1,712	406,422	6,932
Negative fair values	Other liabilities	58,039	(360)	22,406	(100)
Total		217,546	1,352	428,828	6,832

Forward Commitments
Positive fair values	Other assets	86,000	447	—	—
Negative fair values	Other liabilities	11,500	(22)	218,000	(1,572)
Total		97,500	425	218,000	(1,572)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	35,790	1,052	20,979	1,118
Negative fair values	Other liabilities	35,790	(1,101)	20,979	(1,219)
Total		71,580	(49)	41,958	(101)
Total derivative financial instruments		$386,626	1,728	688,786	5,159

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Interest Rate Lock Commitments	$(1,056)	3,161	$(5,480)	7,226
Forward Commitments	703	(129)	1,997	(801)
Customer Derivatives - Interest Rate Swaps	14	(4)	52	(79)
Net fair value (losses) gains on derivative financial instruments	$(339)	3,028	$(3,431)	6,346

Net realized losses on derivatives were $1.2 million and net realized gains were $2.4 million for the three and nine months ended September 30, 2021, respectively, and net realized losses on derivatives were $2.6 million and $7.4 million for the three and nine months ended September 30, 2020, respectively.

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

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations.

	Segment Information
	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$15,777	2	478	16,257	$12,104	(19)	630	12,715
Provision for loan losses	597	—	—	597	3,956	—	—	3,956
Net interest income after provision	15,180	2	478	15,660	8,148	(19)	630	8,759

Non-interest Income
Mortgage banking income	215	—	18,511	18,726	574	—	21,238	21,812
Wealth management income	—	1,232	—	1,232	—	951	—	951
SBA income	2,688	—	—	2,688	641	—	—	641
Net change in fair values	13	—	(847)	(834)	(4)	—	6,057	6,053
Net loss on hedging activity	—	—	(1,189)	(1,189)	—	—	(2,637)	(2,637)
Other	836	—	663	1,499	2,045	—	195	2,240
Non-interest income	3,752	1,232	17,138	22,122	3,256	951	24,853	29,060
Non-interest expense	10,633	802	14,046	25,481	8,829	788	16,217	25,834
Income before income taxes	$8,299	432	3,570	12,301	$2,575	144	9,266	11,985
Total Assets	$1,625,468	6,396	130,581	1,762,445	$1,525,883	5,399	227,366	1,758,648

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$45,340	(249)	1,698	46,789	$32,725	(24)	1,277	33,978
Provision for loan losses	1,292	—	—	1,292	7,139	—	—	7,139
Net interest income after provision	44,048	(249)	1,698	45,497	25,586	(24)	1,277	26,839

Non-interest Income
Mortgage banking income	892	—	61,401	62,293	973	—	44,422	45,395
Wealth management income	—	3,531	—	3,531	—	2,825	—	2,825
SBA income	5,423	—	—	5,423	1,821	—	—	1,821
Net change in fair values	52	—	(6,671)	(6,619)	(68)	—	11,012	10,944
Net gain (loss) on hedging activity	—	—	2,397	2,397	—	—	(7,363)	(7,363)
Other	2,110	—	1,767	3,877	2,931	14	405	3,350
Non-interest income	8,477	3,531	58,894	70,902	5,657	2,839	48,476	56,972
Non-interest expense	28,981	2,486	48,523	79,990	23,341	2,363	35,448	61,152
Income before income taxes	$23,544	796	12,069	36,409	$7,902	452	14,305	22,659
Total Assets	$1,625,468	6,396	130,581	1,762,445	$1,525,883	5,399	227,366	1,758,648

(11)    Stockholders’ Equity

During the nine months ended September 30, 2021 the Corporation had the following dividend activity:

Date	Date of	Date	Quarterly	Special
Declared	Record	Paid	Dividend	Dividend
January 28, 2021	February 8, 2021	February 22, 2021	$0.125	$—
February 16, 2021	March 1, 2021	March 15, 2021	—	1.00
April 22, 2021	May 10, 2021	May 17, 2021	0.125	—
July 22, 2021	August 9, 2021	August 16, 2021	0.125	—

On April 26, 2021, the Corporation announced that its Board of Directors has authorized a stock repurchase plan pursuant to which the Corporation may repurchase up to $6 million of the company’s outstanding common stock, par value $1.00 per share. Stock will be purchased from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements. This program is subject to applicable regulatory protocol.  There were 78,491 shares purchased during the three months ended September 30, 2021 at an average price of $27.41, for an aggregate purchase price of $2.2 million.

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

FASB ASU 2016-02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In June 2020, the FASB approved a delay for the implementation of the ASU. Accordingly, the amendments in this update are effective for the Corporation for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Under ASU 2016-02, the Corporation will recognize a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition, which will increase the Corporation’s assets and liabilities. The Corporation is evaluating the impacts that ASU 2016-02 will have on its consolidated financial statements when adopted as of January 1, 2022.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, and the changes in its financial condition as of September 30, 2021 as compared to December 31, 2020. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●	Net income was $9.4 million or $1.52 per diluted share, compared to net income of $9.2 million, or $1.51 per diluted share, for the third quarter of 2020. The increase of $226 thousand, or 2.5%, was driven largely by the bank segment’s continued improvement from interest income on portfolio loans, combined with an increase in SBA 7(a) loan sales and wealth management revenue, partially offset by a decline in mortgage banking activity.
●	ROE and ROA were 24.07% and 2.15%, respectively, for the third quarter 2021, compared to 29.30% and 2.29%, respectively, for the third quarter 2020.
●	Pre-tax, pre-provision income (a non-GAAP measure) for the third quarter of 2021 was $12.9 million, a decrease of $3.0 million or 19.1%. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section below.
●	Total revenue was $40.4 million, a decrease of $4.5 million or 10.0%.
●	Net interest income increased $3.5 million, or 27.9%, with interest expense down $1.1 million or 35.3%.
●	Non-interest income decreased $6.9 million or 23.9%, driven by a decline in mortgage banking net revenue.
o	Mortgage banking net revenue decreased $3.1 million or 14.2% over the third quarter of 2020. The decrease in third quarter 2021 came from decreased levels of mortgage loan originations. Our mortgage segment originated $522.9 million in loans during the third quarter of 2021, a decrease of $185.3 million, or 26.2%, from the third quarter of 2020. The fair value of derivative instruments and loans held for sale decreased a combined $6.8 million over the period. Net hedging activity improved as the net loss decreased $1.5 million to a net loss of $1.2 million for the third quarter of 2021.
o	Wealth management revenue increased $281 thousand year-over-year due to an increase of $340.0 million in assets under management over this period.
o	Net revenue from the sales of SBA 7(a) loans increased $2.0 million as $25.0 million in loans were sold in the third quarter of 2021 compared to $9.5 million in loans sold in the third quarter of 2020, an increase of nearly 162.0%.

o	Other fee income was up $205 thousand or 24.1% from the third quarter of 2020, to $1.1 million, due to increases in wire fees, title fee income, and servicing fee income.
●	The provision for loan losses of $597 thousand for the third quarter of 2021 decreased $3.4 million, or 84.9%, from the provision for loan losses recorded for the third quarter of 2020.
●	Total non-interest expense for the third quarter of 2021 was $25.5 million, down $353 thousand or 1.4%, from the comparable period in 2020. The decrease in non-interest expense is largely attributable to a decrease in salaries and employee benefits expense, which decreased $975 thousand or 4.8%, from the comparable period in 2020.

Nine Month Results of Operations

●	Net income was $27.9 million, or $4.49 per diluted share, for the nine months ended September 30, 2021 compared to net income of $17.4 million, or $2.82 per diluted share, for the nine months ended September 30, 2020. The increase was due largely to the increase in net interest income of $12.8 million, combined with a $13.9 million increase in non-interest income and a $5.8 million decline in the provision for loan losses, partially offset by increases in non-interest expense and income taxes of $18.8 million and $3.3 million, respectively.
●	ROE and ROA were 25.43% and 2.17%, respectively, for the nine months ended September 30, 2021, compared to 18.85% and 1.65%, respectively, for the nine months ended September 30, 2020.
●	Pre-tax, pre-provision income (a non-GAAP measure) for the nine months ended September 30, 2021 was $37.7 million, an increase of $7.9 million or 26.5%. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section below.
●	Total revenue was $124.2 million, an increase of $22.5 million or 22.1%.
●	Net interest income increased $12.8 million, or 37.7%, to $46.8 million from $34.0 million, for the nine months ended September 30, 2021.
●	Non-interest income increased $13.9 million or 24.5%, driven by mortgage banking revenue, wealth management income, SBA income, and other fee income.
o	Our mortgage segment originated $1.9 billion in loans during the nine months ended September 30, 2021, an increase of $365.4 million, or 24.4%, from the prior year period. Refinance activity represented 50% of the total residential mortgage loans originated for the nine months ended September 30, 2021, compared to 59% for the nine months ended September 30, 2020. The changes in the mortgage pipeline as a result of the expansion and the refinance activity generated significant fair value changes in derivative instruments and loans held-for-sale. These fair value changes decreased non-interest income a combined $17.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These changes were offset by increases in net hedging gains of $9.8 million.
o	Wealth management revenue increased $706 thousand, or 25.0%, year-over-year due to an increase in assets under management of $315.7 million over this period.
o	Net revenue from the sales of SBA 7(a) loans increased $3.6 million, or 197.8%, from the prior year period, to $5.4 million, as the bank sold $22.1 million, or 74.9% more loans in the current year period. Other fee income increased $1.5 million, or 85.8%.
●	The provision for loan losses was $1.3 million for the nine months ended September 30, 2021, compared to a $7.1 million provision for the nine months ended September 30, 2020.
●	Total non-interest expense for the nine months ended September 30, 2021 was $80.0 million, up $18.8 million or 30.8%, from the nine months ended September 30, 2020.

Changes in Financial Condition

●	Total assets increased $42.2 million to $1.8 billion as of September 30, 2021, compared to December 31, 2020.
●	Cash and cash equivalents and investments increased a combined $48.8 million or 29.1%, compared to December 31, 2020, due predominantly to liquidity from PPP loan forgiveness.
●	Total loans, net of allowance, increased $92.7 million, or 7.3%, to $1.4 billion as of September 30, 2021. There was growth in several commercial categories from December 31, 2020, as we continue to expand our presence in the Philadelphia market region. Small business loans increased $41.2 million, or 82.7%, commercial real estate loans increased $60.7 million, or 12.1%, and lease financings increased $45.2 million, or 136.8%, as our Meridian Equipment Finance (“MEF”) leasing team continued their strong growth pattern after starting up in early 2020.
●	Residential real estate loans held for sale decreased $111.2 million, or 48.5%, to $118.0 million as of September 30, 2021, while PPP loans decreased $83.0 million, or 41.8%, over this period.
●	Mortgage segment originated $1.9 billion in loans for the nine months ended September 30, 2021.
●	Total deposits grew $197.7 million, or 15.9%, to $1.4 billion as of September 30, 2021.
●	Non-interest bearing deposits increased $62.0 million, or 30.4%, from December 31, 2020.
●	Borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) were $78.4 million as of September 30, 2021, a decrease of $87.1 million, or 52.6% from December 31, 2020. Other borrowings were down $84.6 million or 79.2%.
●	Returned $8.5 million of capital to Meridian shareholders for the nine months ended September 30, 2021 through dividends, including a $1.00 special dividend.
●	Meridian repurchased 78,491 shares of its common stock in the third quarter of 2021, at an average price of $27.41.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2021 and 2020 are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Annualized return on average equity	24.07%	29.30%	25.43%	18.85%
Annualized return on average assets	2.15%	2.29%	2.17%	1.65%
Net interest margin (tax effected yield)	3.83%	3.26%	3.75%	3.33%
Basic earnings per share	$1.56	$1.51	$4.62	$2.83
Diluted earnings per share	$1.52	$1.51	$4.49	$2.82

The following table presents certain key period-end balances and ratios as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(dollars in thousands, except per share amounts)	2021	2020
Book value per common share	$25.94	$23.08
Tangible book value per common share (1)	$25.23	$22.35
Allowance as a percentage of loans and leases held for investment	1.38%	1.38%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.52%	1.65%
Tier I capital to risk weighted assets	10.64%	10.22%
Tangible common equity ratio (1)	8.76%	7.99%
Loans held for investment	$1,378,670	$1,284,764
Total assets	$1,762,445	$1,720,197
Stockholders' equity	$158,416	$141,622

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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio for Meridian Corporation:

(dollars in thousands)	September 30, 2021	December 31, 2020
Tangible common equity ratio:
Total stockholders' equity	158,416	141,622
Less:
Goodwill and intangible assets	(4,329)	(4,500)
Tangible common equity	154,087	137,122
Total assets	1,762,445	1,720,197
Less:
Goodwill and intangible assets	(4,329)	(4,500)
Tangible assets	$1,758,116	$1,715,697
Tangible common equity ratio	8.76%	7.99%

The table below provides the non-GAAP reconciliation for our tangible book value per common share for Meridian Corporation:

Reconciliation of tangible book value per common share	2021	2020
	September 30	December 31
Book value per common share	$25.94	$23.08
Less: Impact of goodwill and intangible assets	0.71	0.73
Tangible book value per common share	$25.23	$22.35

The following is a reconciliation of the allowance for loan losses to total loans held for investment ratio for the three months ended September 30, 2021. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation.

Reconciliation of Allowance for Loan Losses / Total loans held for investment	2021	2021	2020
	September 30	June 30	December 31
Allowance for loan losses / Total loans held for investment	1.38%	1.35%	1.38%
Less: Impact of loans held for investment - fair valued	0.01%	0.01%	0.00%
Less: Impact of PPP loans	0.13%	0.22%	0.27%
Allowance for loan losses / Total loans held for investment (excl. loans at fair value and PPP loans)	1.52%	1.58%	1.65%

The table below provides the non-GAAP reconciliation for pre-tax, pre-provision income:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of pre-tax, pre-provision income	2021	2020	2021	2020
Income before income tax expense	$12,301	$11,985	$36,409	$22,659
Provision for loan losses	597	3,956	1,292	7,139
Pre-tax, pre-provision income	$12,898	$15,941	$37,701	$29,798

The following sections discuss, in detail, the Corporation’s results of operations for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, and the changes in its financial condition as of September 30, 2021 as compared to December 31, 2020.

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

NET INTEREST INCOME

Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three  and nine months ended September 30, 2021 and 2020, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.

Total interest income for the three months ending September 30, 2021 was $18.3 million (and $18.4 million on a tax equivalent basis), which represented a $2.4 million, or 15.3%, increase compared with the three months ending September 30, 2020. The increase in interest income was attributable to a $133.0 million increase in average interest earning assets, year over year, led by increases of $48.7 million, $111.9 million and $65.6 million in average balances of small business loans, commercial real estate loans and leases, respectively.  The yield on interest earning assets increased 24 basis points over the same period in 2020, led by a 43 basis point increase in the yield on loans held for investment. Partially offsetting the loan yield expansion was the yield on cash, cash equivalents and investments, which declined 26 basis points over the prior quarter.

Total interest expense declined $1.1 million or 35.3% to $2.0 million for the three months ending September 30, 2021, compared with $3.2 million for the three months ending September 30, 2020. Total interest-bearing deposit balances increased $50.7 million in total from September 30, 2020 compared to September 30, 2021, which was offset by the decline in the cost of all deposit types of 44 basis points.  The cost of money market and savings deposits declined 15 basis points and the cost of time deposits decreased by 91 basis points over the period. Interest expense on borrowings declined $208 thousand or 62.3% to $126 thousand for the three months ended September 30, 2021. The average balance of borrowings decreased $124.4 million due largely to a decline in PPPLF advances used to fund PPP loans as such loans continue to pay off, while the cost of borrowings declined 11 basis points over this period.

Net interest income increased $3.5 million, or 27.8%, to $16.3 million on a tax-equivalent basis for the three months ended September 30, 2021, compared to $12.8 million for the three months ended September 30, 2020. The net-interest margin increased 57 basis points for the three months ending September 30, 2021 at 3.83%, compared with 3.26% for the three month ending September 30, 2020. The increase in net interest margin reflects the increased yield on interest earnings assets, combined with the declining interest rates paid on deposits and borrowings loan portfolios overall.  Contributing to the decline in interest expense on deposits over this period was the $61.8 million increase in average non-interest bearing deposits.

Total interest income for the nine months ending September 30, 2021 was $53.5 million on a tax-equivalent basis, which represented a $8.6 million, or 19.3%, increase compared with the nine months ending September 30, 2020. The increase in interest income was attributable to a $306.0 million increase in average interest earning assets, year over year, led by increases of $36.0 million, $47.0 million, $119.3 million, and $54.2 million in the average balances of small business loans, PPP loans, commercial real estate loans and leases, respectively, as well as an increase of $67.4 million of average interest earning cash and cash equivalents and investments.  Overall the loans held for investment yield increased 9 basis points over the same period in 2020, but this expansion was partially offset by a lower yield on cash, cash equivalents and investments.

Total interest expense declined $4.3 million or 39.7% to $6.5 million for the nine months ending September 30, 2021, compared with $10.8 million for the nine months ending September 30, 2020. While all interest-bearing deposit balances increased $216.0 million from September 30, 2020 compared to September 30, 2021, the cost of all deposit types declined sharply over this period. The cost of interest-bearing deposits declined 53 basis points, while the cost of money market and savings deposits declined 38 basis points and the cost of time deposits decreased by 114 basis points over the period. Interest expense on borrowings declined $463 thousand or 51.4% to $437 thousand for the nine months ended September 30, 2021.  The average balance of borrowings decreased $8.5 million due largely to PPPLF advances used to fund PPP loans, while the cost of borrowings increased 46 basis points over this period.

Net interest income increased $12.9 million, or 37.8%, to $47.0 million on a tax-equivalent basis for the nine months ended September 30, 2021, compared to $34.1 million for the nine months ended September 30, 2020. The net-interest margin increased 42 basis points for the nine months ending September 30, 2021 at 3.75%, compared with 3.33% for the nine month ending September 30, 2020. The increase in net interest margin reflects declining interest rates paid on deposits and borrowings overall,  out-pacing the declines in the yields on interest earning assets during the year-over-year period presented. Contributing to the decline in interest expense on deposits over this period was the $63.9 million increase in non-interest bearing deposits.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	2021			2020
		Interest			Interest
For the Three Months Ended September 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$40,249	16	0.16%	$10,928	2	0.08%
Federal funds sold	23,013	1	0.02%	12,655	2	0.02%
Investment securities(1)	147,035	734	2.01%	109,106	612	2.27%
Loans held for sale	110,905	824	2.97%	150,925	1,100	2.91%
Loans held for investment(1)	1,370,439	16,804	4.84%	1,275,046	14,224	4.41%
Total loans	1,481,344	17,628	4.72%	1,425,971	15,324	4.28%
Total interest-earning assets	1,691,641	18,379	4.31%	1,558,660	15,940	4.07%
Noninterest earning assets	48,207			39,647
Total assets	$1,739,848			$1,598,307
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$270,518	201	0.29%	$219,853	392	0.71%
Money market and savings deposits	647,093	853	0.52%	454,922	770	0.67%
Time deposits	237,080	273	0.46%	312,538	1,073	1.37%
Total deposits	1,154,691	1,327	0.46%	987,313	2,235	0.90%
Total Borrowings	111,075	126	0.45%	235,455	334	0.56%
Subordinated Debentures	40,740	596	5.85%	40,802	596	5.84%
Total interest-bearing liabilities	1,306,506	2,049	0.62%	1,263,570	3,165	1.00%
Noninterest-bearing deposits	254,843			193,020
Other noninterest-bearing liabilities	22,919			16,664
Total liabilities	$1,584,268			$1,473,254
Total stockholders' equity	155,580			125,053
Total stockholders' equity and liabilities	$1,739,848			$1,598,307
Net interest income (1)		$16,330			$12,775
Net interest spread (1)			3.69%			3.07%
Net interest margin (1)			3.83%			3.26%

	2021			2020
		Interest			Interest
For the Nine Months Ended September 30,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$24,340	22	0.12%	$7,620	27	0.47%
Federal funds sold	18,991	3	0.02%	15,692	36	0.30%
Investment securities(1)	142,974	2,170	2.06%	95,563	1,735	2.45%
Loans held for sale	139,101	2,922	2.80%	99,633	2,301	3.08%
Loans held for investment(1)	1,349,780	48,375	4.79%	1,150,662	40,753	4.70%
Total loans	1,488,881	51,297	4.61%	1,250,295	43,054	4.60%
Total interest-earning assets	1,675,186	53,492	4.27%	1,369,170	44,852	4.38%
Noninterest earning assets	44,388			43,940
Total assets	$1,719,574			$1,413,110
Liabilities and stockholders' equity
Interest bearing liabilities
Interest-bearing deposits	$252,074	739	0.39%	$187,987	1,302	0.92%
Money market and savings deposits	609,201	2,505	0.55%	392,863	2,736	0.93%
Time deposits	258,099	1,017	0.53%	322,574	4,026	1.67%
Total deposits	1,119,374	4,261	0.51%	903,424	8,064	1.19%
Total Borrowings	139,716	437	0.42%	148,192	900	0.81%
Subordinated Debentures	40,711	1,787	5.85%	41,075	1,787	5.80%
Total interest-bearing liabilities	1,299,801	6,485	0.67%	1,092,691	10,751	1.31%
Non-interest bearing deposits	248,355			184,503
Other non-interest bearing liabilities	24,928			12,349
Total liabilities	$1,573,084			$1,289,543
Total stockholders' equity	146,490			123,567
Total stockholders' equity and liabilities	$1,719,574			$1,413,110
Net interest income (1)		$47,007			$34,101
Net interest spread (1)			3.60%			3.06%
Net interest margin (1)			3.75%			3.33%
(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis

The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2021 as compared to the same periods in 2020, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2021 Compared to 2020
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$4	10	14	$(41)	36	(5)
Federal funds sold	(1)	(0)	(1)	(43)	10	(33)
Investment securities(1)	(406)	528	122	(790)	1,225	435
Loans held for sale	153	(429)	(276)	(337)	958	621
Loans held for investment(1)	1,464	1,116	2,580	797	6,825	7,622
Total loans	1,617	687	2,304	460	7,783	8,243
Total interest income	$1,214	1,225	2,439	$(414)	9,054	8,640
Interest expense:
Interest bearing deposits	$(653)	462	(191)	$(1,093)	530	(563)
Money market and savings deposits	(852)	935	83	(1,813)	1,582	(231)
Time deposits	(588)	(213)	(801)	(2,329)	(680)	(3,009)
Total interest bearing deposits	(2,093)	1,184	(909)	(5,235)	1,432	(3,803)
Total borrowings	(56)	(152)	(208)	(296)	(167)	(463)
Subordinated debentures	4	(4)	—	21	(21)	—
Total interest expense	(2,145)	1,028	(1,117)	(5,510)	1,244	(4,266)
Interest differential	$3,359	197	3,556	$5,096	7,810	12,906
(1)	Yields and net interest income are reflected on a tax-equivalent basis.

For the three months ended September 30, 2021 as compared to the same period in 2020, tax-equivalent interest income increased $2.4 million as volume changes in average earning assets contributed $1.2 million and favorable rate changes increased interest income by $1.2 million.  The favorable change in interest income due to volume changes was driven mostly from growth in the loans held for investment portfolio, which increased $95.4 million on average over the three month periods, along with an increase in investment securities of $37.9 million on average.  The loans held for sale portfolio decreased $40.0 million on average over this period.  Within the loans held for investment portfolio, the average balance on small business loans, commercial real estate loans and leases increased $48.7 million, $111.9 million, and $65.6 million, respectively, while PPP loans decreased $109.5 million.  Partially off-setting these favorable volume changes was an unfavorable rate change of 26 basis points on investment securities, reducing interest income by $406 thousand.

On the funding side, interest expense decreased $1.1 million due to the impact from rate declines which offset the impact from volume increases.  The cost of deposits and borrowings were down across the board, having a $2.1 million positive effect on interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits declined 42 basis points, 15 basis points and 91 basis points, respectively, while the cost of borrowings declined 11 basis points. Interest-bearing deposits, and money market and savings accounts increased $50.7 million, and $192.2 million on average, while time deposits decreased $75.5 million on average, and borrowings overall were down $124.4 million on average.  These average balance changes led to a $1.0 million increase in interest expense.

Overall, the increase in net interest income from rate changes contributed $3.4 million while volume changes contributed $197 thousand to improve tax-equivalent net interest income by $3.6 million.

For the nine months ended September 30, 2021 as compared to the same period in 2020, tax-equivalent interest income increased $8.6 million as volume changes in average earning assets contributed $9.1 million and unfavorable rate changes reduced interest income by $414 thousand.  The favorable change in interest income due to volume changes was driven by growth in all asset portfolios, most notably the loans held for investment portfolio, which increased $199.1 million on average over the nine month periods.  The loans held for sale portfolio increased $39.5 million and the investment securities portfolio increased $47.4 million on average over this period.  Within the loans held for investment portfolio, the average balance on small business loans, PPP loans, commercial real estate loans and leases increased $36.0 million, $47.0 million, $119.3 million, and $54.2 million, respectively.  Partially off-setting these favorable volume changes were unfavorable rate changes of 87 basis points and 28 basis points on investment securities and loans held for sale, reducing interest income by $790 thousand and $337 thousand, respectively.

On the funding side, interest expense decreased $4.3 million due to the impact from rate declines which offset the impact from volume increases.  The cost of deposits and borrowings were down across the board, having a $5.5 million positive effect on interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits declined 53 basis points, 38 basis points and 114 basis points, respectively, while the cost of borrowings increased 46 basis points. Interest-bearing deposits, and money market and savings accounts increased $64.1 million, and $216.3 million on average, while time deposits decreased $64.5 million on average, and borrowings overall were down $8.5 million on average.  These average balance changes led to a $1.2 million increase in interest expense.

Overall, the increase in net interest income from volume changes contributed $7.8 million while rate changes contributed $5.1 million to improve tax-equivalent net interest income by $12.9 million.

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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of September 30, 2021 and 2020  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	September 30,
Changes in Market Interest Rates	2021	2020
+300 basis points over next 12 months	1.75%	1.98%
+200 basis points over next 12 months	1.01%	0.95%
+100 basis points over next 12 months	0.43%	0.15%
No Change
-100 basis points over next 12 months	(0.68)%	(4.33)%
-200 basis points over next 12 months	(3.03)%	(14.19)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2021. In its current position, the table indicates that a 100, 200 or 300 basis point increase in interest rates would have a positive impact from rising rates on net interest income over the next 12 months. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of September 30, 2021 and 2020, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that starting in the first quarter of 2020 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are allowed to decline below 0%. Management has and continues to employ strategies to mitigate risk in these scenarios. Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

	Estimated increase (decrease) in Net
	Economic Value at September 30,
Changes in Market Interest Rates	2021	2020
+300 basis points	62%	129%
+200 basis points	47%	98%
+100 basis points	28%	57%
No Change
-100 basis points	(41)%	(83)%
-200 basis points	(103)%	(213)%

This economic value of equity profile at September 30, 2021 suggests that we would experience a positive effect from an increase in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-earning assets and conversely we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

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

The following tables present the interest rate gap analysis of our assets and liabilities as of September 30, 2021 and December 31, 2020.

				Greater
				Than
				5 years and
As of September 30, 2021	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$81,095	5,172	19,318	111,102	216,687
Loans (1)	953,683	185,714	330,199	8,094	1,477,690
Other Assets	—	—	—	68,068	68,068
Total Assets	$1,034,778	190,886	349,517	187,264	1,762,445

Non-interest bearing deposits	9,324	8,994	26,075	221,449	265,842
Interest bearing deposits	949,760	—	—	—	949,760
Time deposits	142,699	18,786	61,960	—	223,445
Borrowings	65,232	22,704	12,747	—	100,683
Other Liabilities	—	—	—	64,299	64,299
Total stockholders' equity	—	—	—	158,416	158,416
Total liabilities and stockholders' equity	$1,167,015	50,484	100,782	444,164	1,762,445

Repricing gap:
Positive (negative)	$(132,237)	140,402	248,735	(256,900)	—
Cumulative repricing gap: Dollar amount	$(132,237)	8,165	256,900	—
Percent of total assets	(7.5)%	0.5%	14.6%	—
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
(1)	Loans include portfolio loans and loans held for sale

Under the repricing gap analysis for the period ended September 30, 2021, we are liability-sensitive in the short term due mainly to core-deposit growth which has outpacing loan growth.  Deposit growth has been strong throughout the year, driven by economic conditions and customer preference for short-term or liquid deposits. Loan growth has been impacted by PPP loan forgiveness.  Although PPP loans are contractually longer term loans, the majority are expected to be forgiven in the near term, which will continue to impact asset growth rates.  With the strong growth in deposits, management has been able to reduce balances of borrowings and wholesale deposits, lower costs and lengthen maturities. On a cumulative basis through projecting out 2 years our profile is more neutral.  We generally manage our interest rate risk profile close to neutral, using a strategy that is focused on increasing our concentration of relationship-based transaction accounts through efforts of our business developers and new branches.

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended September 30, 2021, the Corporation recorded a provision for loan and lease losses (“Provision”) of $597 thousand which was a $3.4 million, or 84.9% decrease from the same period in 2020. For the three months ended September 30, 2021 there was a net recovery of $18 thousand as compared to net charge-offs of $89 thousand for the same period in 2020.  The third quarter 2020 provision was calculated at the time the COVID-19 pandemic was intensifying locally and nationally and was therefore impacted by qualitative provisioning for the economic uncertainty as a result of the pandemic, while the third quarter 2021 provision had less such impact as certain financial and economic indicators have improved period over period.

For the nine months ended September 30, 2021, the Corporation recorded a provision of $1.3 million which was a $5.8 million, 81.9% decrease from the same period in 2020. For the nine months ended September 30, 2021 there were net charge-offs of $83 thousand as compared to net charge-offs of $79 thousand for the same period in 2020.  The decline in the provision period over period is the result of an improvement in the trend of certain financial and economic factors used in the allowance for loan losses that had been negatively impacted in 2020 due to the COVID-19 pandemic, which have since started to rebound as the economy continues to recover.

The provision for loan and lease losses could increase in future periods based on our belief that the credit quality of our loan portfolio could decline and loan defaults could increase if the COVID-19 pandemic continues for a prolonged period of time.

Asset Quality and Analysis of Credit Risk

Asset quality remains strong despite the pressures that the COVID-19 pandemic has had on businesses and the economy locally and nationally. COVID-19 loan modifications provided to borrowers amounted to $24.9 million as of September 30, 2021, compared to $29.0 million as of June 30, 2021.

Meridian realized net recoveries of 0.00% of total average loans for the quarter ending September 30, 2021, compared to net charge-offs of 0.00% for the quarter ended December 31, 2020 and net charge-offs of 0.01% for the quarter ended September 30, 2020.  Total non-performing assets, including loans and other real estate property, were $9.2 million as of September 30, 2021, compared to $7.9 million as of December 31, 2020 and September 30, 2020. The ratio of non-performing assets to total assets as of September 30, 2021 was 0.52% compared to 0.46% as of December 31, 2020, and 0.45% as of September 30, 2020.  The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure), was 1.52% as of September 30, 2021, 1.65% as of December 31, 2020, and 1.59% as of September 30, 2020.  PPP loans are excluded from calculation of this ratio as they are guaranteed by the SBA and therefore we have not provided for in the allowance for loan losses. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section above.

There were no properties in OREO as of September 30, 2021 and December 31, 2020.

As of September 30, 2021, the Corporation had $2.8 million of troubled debt restructurings (“TDRs”), of which $2.5 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2020, the Corporation had $3.6 million of TDRs, of which $3.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of September 30, 2020, the Corporation had $3.7 million of TDRs, of which $3.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.  As of September 30, 2021, the Corporation had a recorded investment of $11.2 million of impaired loans and leases which included $2.8 million of TDRs.

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

Nonperforming Assets and Related Ratios

	As of
	September 30,	December 31,
(dollars in thousands)	2021	2020
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$—	3,061
Shared national commercial credits	—	—
Home equity lines and loans	910	859
Residential mortgage	2,278	2,725
Total real estate loans	$3,188	6,645
Commercial and industrial	5,089	1,285
Small business loans	916
Total nonaccrual loans	$9,193	7,930
Total non-performing loans	$9,193	7,930
Total non-performing assets	$9,193	7,930

Troubled debt restructurings:
TDRs included in non-performing loans	367	244
TDRs in compliance with modified terms	2,476	3,362
Total TDRs	$2,843	3,606

Asset quality ratios:
Non-performing assets to total assets	0.52%	0.46%
Non-performing loans to:
Total loans and leases	0.61%	0.52%
Total loans held-for-investment	0.67%	0.62%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	0.74%	0.74%
Allowance for loan losses to:
Total loans and leases	1.27%	1.17%
Total loans held-for-investment	1.38%	1.38%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.52%	1.65%
Non-performing loans	206.42%	224.04%

Total loans and leases	$1,496,666	1,513,963
Total loans and leases held-for-investment	$1,378,670	1,284,764
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,245,895	1,072,727
Allowance for loan and lease losses	$18,976	17,767

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” above for a reconciliation of this measure to its most comparable GAAP measure. PPP loans have only been excluded from this calculation as of September 30, 2021.

NON-INTEREST INCOME

Three Months Ended September 30, 2021 Compared to the Same Period in 2020

Total non-interest income for the third quarter of 2021 was $22.1 million, down $6.9 million or 23.9% from the comparable period in 2020. This overall decrease in non-interest income came largely from our mortgage segment. Mortgage banking net revenue decreased $3.1 million or 14.2% over the third quarter of 2020.  The decrease in third quarter 2021 came from decreased levels of mortgage loan originations as rate-driven refinancing activity declined. Our mortgage segment originated $522.9 million in loans during the third quarter of 2021, a decrease of $185.3 million, or 26.2%, from the third quarter of 2020.  The fair value of derivative instruments and loans held for sale decreased a combined $6.8 million over the period.  Net hedging activity improved as the net loss decreased $1.5 million to a net loss of $1.2 million for the third quarter of 2021.

Net revenue from the sales of SBA 7(a) loans increased $2.0 million as $25.0 million in loans were sold in the third quarter of 2021 compared to $9.5 million in loans sold in the third quarter of 2020, an increase of nearly 162.0%.  Wealth management revenue increased $281 thousand year-over-year due to an increase of $340.0 million in assets under management over this period, due to new clients and more favorable market conditions. Other fee income was up $205 thousand or 24.1% from the third quarter of 2020, to $1.1 million, due to increases in wire fees, title fee income, and servicing fee income.

Nine Months Ended September 30, 2021 Compared to the Same Period in 2020

Total non-interest income for the nine months ended September 30, 2021 was $70.9 million, up $13.9 million or 24.5%, from the nine months ended September 30, 2020. This increase in non-interest income came primarily from our mortgage segment as mortgage banking net revenue increased $16.9 million or 37.2% over the prior year period.  The significant increase in the current year period came from increased levels of mortgage loan originations due to both the expansion of the segment into Maryland as well as the favorable rate environment. Our mortgage segment originated $1.9 billion in loans during the nine months ended September 30, 2021, an increase of $365.4 million, or 24.4%, from the prior year period.  Refinance activity represented 50% of the total residential mortgage loans originated for the nine months ended September 30, 2021, compared to 59% for the nine months ended September 30, 2020.  The changes in the mortgage pipeline as a result of the expansion and the refinance activity generated significant fair value changes in derivative instruments and loans held-for-sale.  These fair value changes decreased non-interest income a combined $17.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.  These changes were offset by increases in net hedging gains of $9.8 million.

Wealth management revenue increased $706 thousand, or 25.0%, year-over-year due to an increase in assets under management of $315.7 million over this period due to new clients and the more favorable market conditions that existed in the nine months ended September 30, 2021, compared to the prior year period.

Net revenue from the sales of SBA 7(a) loans increased $3.6 million, or 197.8%, from the prior year period, to $5.4 million, as the bank sold $22.1 million, or 74.9% more loans in the current year period. Other fee income was up $1.5 million or 85.8% for the nine months ended September 30, 2021, from the nine months ended September 30, 2020 due to increases in wire fees, title fee income, as well as an increase in income recorded on interest rate swaps entered into with several loan customers, and an increase in mortgage and SBA servicing fee income.

NON-INTEREST EXPENSE

Three Months Ended September 30, 2021 Compared to the Same Period in 2020

Total non-interest expense for the third quarter of 2021 was $25.5 million, down $353 thousand or 1.4%, from the comparable period in 2020.  The decrease in non-interest expense is largely attributable to a decrease in salaries and employee benefits expense, which decreased $975 thousand or 4.8%, from the comparable period in 2020.  Of this decrease, $2.5 million relates to the variable portion of the mortgage segment, while there was an increase of $1.5 million for the bank and wealth segments due to an increase of 31 in FTE’s and a higher level of incentive and stock -based compensation expense.

Professional fees increased $192 thousand, or 28.2%, from the comparable period in 2020 largely due to increased consulting costs incurred throughout the organization.  As we continue to improve and add to our customer facing and back office IT systems, business intelligence initiatives, software and information systems for loan processing and reporting have been implemented, as well as upgrades to cloud-based file storage and retrieval, desktop operating systems, mail archiving and security.

Advertising and promotion expense increased $308 thousand, or 39.4%, from the comparable period in 2020 as the result of an increase in the business development and community outreach efforts that our employees were more able to do in the third quarter of 2021 as the weather improved and COVID-19 restrictions continued to lessen and allow for more in person gatherings.

Nine Months Ended September 30, 2021 Compared to the Same Period in 2020

Total non-interest expense for the nine months ended September 30, 2021 was $80.0 million, up $18.8 million or 30.8%, from the nine months ended September 30, 2020.  The increase is largely attributable to the variable expenses from loan originations overall, particularly mortgage commissions.   Total salaries and employee benefits expense was $61.8 million, an increase of $15.3 million or 32.9%, compared to the nine months ended September 30, 2020. Of this increase, $10.9 million relates to the mortgage segment as the number of employees in this segment have increased period over period. Salaries and benefits for the Bank and Wealth segments increased due to an increased level of full-time equivalent employees as well as increase in incentives and stock-based compensation expense.

Occupancy and equipment expense increased $301 thousand, or 9.5%, over the period due largely to the expansion of our physical office footprint into Maryland with 8 mortgage loan production offices having opened since early 2020.  Professional fees were up $511 thousand, or 24.1%, over the period due largely to one-time consent fees incurred in 2021 related to the filing of the Corporation’s December 31, 2020 Form 10K, in conjunction with the change in Accountants we made in 2020.  This is combined with an increase in consulting fees as Meridian continues to invest in various company-wide technology focused projects as discussed above.  Advertising and promotion expenses were up $799 thousand, or 40.1%, over the same period due to the improvements to the economy and a pull back on COVID-19 related restrictions that has allowed bank employees to spend more time in business development and community outreach capacity.

INCOME TAXES

Income tax expense for the three months ended September 30, 2021 was $2.9 million, as compared to $2.8 million for the same period in 2020.  The increase in income tax expense was attributable to the increase in earnings, period over period.  Our effective tax rate was 23.3% for the third quarter of 2021 and 23.1% for the third quarter of 2020.

Income tax expense for the nine months ended September 30, 2021 was $8.5 million, as compared to $5.2 million, for the same periods in 2020.  The increase in income tax expense was attributable to the increase in earnings, period over period.  Our effective tax rate was 23.5% for the first nine months of 2021 and 23.0% for the first nine months of 2020.

BALANCE SHEET ANALYSIS

As of September 30, 2021, total assets were $1.8 billion, an increase of $42.2 million from December 31, 2020.  Total assets increased $3.8 million, or 0.2%, from September 30, 2020 due to a higher level of cash, investments, commercial loans and PPP loans on the balance sheet as of September 30, 2020.  Cash and cash equivalents increased $26.4 million due to liquidity from mortgage loans held for sale and PPP loan forgiveness. The securities available-for-sale portfolio grew to $146.1 million as of September 30, 2021, up $22.6 million, or 18.3%, from December 31, 2020. State and municipal securities increased $7.0 million and U.S. treasuries were up $15 million.

Total loans, net of allowance, grew $92.7 million, or 7.3%, to $1.4 billion as of September 30, 2021, from $1.3 billion as of December 31, 2020.  There was growth in several commercial loan categories from December 31, 2020, as we continue to expand our presence in the Philadelphia market region. Small business loans increased $41.2 million, or 82.7%, commercial real estate loans increased $60.7 million, or 12.1%, and lease financings increased $45.2 million, or 136.8%, as our Meridian Equipment Finance (“MEF”) leasing team continued their strong growth pattern after starting up in early 2020.  Residential real estate loans held for sale decreased $111.2 million, or 48.5%, to $118.0 million as of September 30, 2021, while PPP loans decreased $83.0 million, or 41.8%, over this period.

Servicing assets were $11.9 million as of September 30, 2021, up $6.3 million, or 112.4%, from December 31, 2020.  $10.1 million of this balance is comprised of mortgage servicing rights, while $1.8 million is comprised of SBA loan servicing assets. The increase in both servicing asset types was the result of the continued strong loan sales markets since December 31, 2020.

Deposits were $1.4 billion as of September 30, 2021, up $197.7 million, or 15.9%, from December 31, 2020. Non-interest bearing deposits increased $62.0 million, or 30.4%, from December 31, 2020. Interest-bearing checking accounts increased $73.1 million, or 35.4%, from December 31, 2020, while money market accounts/savings accounts increased $97.5 million, or 17.0% since December 31, 2020.  Increases in core deposits were driven from loan customers as part of new business and municipal relationships and also as a result of the PPP loan process.  Certificates of deposits decreased $34.9 million, or 13.5%, from December 31, 2020, as lower levels of wholesale funding have been replaced by core deposits.

Short-term borrowings were $22.3 million as of September 30, 2021, down $84.6 million, or 79.2%, from December 31, 2020, while long-term debt was $78.4 million as of September 30, 2021, down $87.1 million, or 52.6%, from December 31, 2020. Short-term borrowings declined from December 31, 2020 to September 30, 2021, largely due to the increase in non-interest deposits noted above. As non-interest bearing deposits increased over this period, the need for borrowings to fund loan growth, declined.  The decline in long-term debt was due to a decrease in PPPLF advances, which were funding sources for PPP loans.

Capital

Consolidated stockholders’ equity of the Corporation was $158.4 million, or 9.0% of total assets as of September 30, 2021, as compared to $141.6 million, or 8.2% of total assets as of December 31, 2020. The change in stockholders’ equity is the result of year-to-date net income of $27.9 million, partially offset by dividends of $8.5 million paid during the first nine months of 2021 as well as an increase in treasury stock from the publicly announced share repurchase program.

As of September 30, 2021, the Tier 1 leverage ratio was 9.28% for the Corporation and 11.55% for the Bank, the Tier 1 risk-based capital and common equity ratios were 10.64% for the Corporation and 13.25% for the Bank, and total risk-based capital was 14.72% for the Corporation and 14.62% for the Bank. Quarter-end numbers show a tangible common equity to tangible assets ratio (a non-GAAP measure) of 8.76% for the Corporation and 10.90% for the Bank. A reconciliation of this non-GAAP measure is included in the Appendix.  Tangible book value per share was $25.23 as of September 30, 2021, compared with $24.06 as of June 30, 2021.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of September 30, 2021 and December 31, 2020:

	September 30, 2021
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$153,300	9.28%	$132,220	8.00%
Bank	190,892	11.55%	132,219	8.00%

	December 31, 2020
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$134,564	8.96%	$120,082	8.00%
Bank	173,231	11.54%	120,080	8.00%

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

Liquidity

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s primary liquidity, which totaled $323.0 million at September 30, 2021, compared to $408.8 million at December 31, 2020, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $3.7 million at September 30, 2021. At September 30, 2021, Meridian had no borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2021, Meridian’s maximum borrowing capacity with the FHLB was $533.4 million. At September 30, 2021, Meridian had borrowed $22.3 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $128.5 million against its available credit lines. At September 30, 2021, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $263.2 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $397.0 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of September 30, 2021, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded income before tax of $8.3 million and $23.5 million for the three and nine months ended September 30, 2021, as compared to income before tax of $2.6 million and $7.9 million for the same periods in 2020. The Banking Segment provided 67.5% and 64.7% of the Corporation’s pre-tax profit for the three and nine month periods ended September 30, 2021, as compared to 21.5% and 34.9% for the same periods in 2020.

The Wealth Management Segment recorded income before tax of $432 thousand and $796 thousand for the three and nine months ended September 30, 2021, as compared to income before tax of $144 thousand and $452 thousand for the same periods in 2020.

The Mortgage Banking Segment recorded income before tax of $3.6 million and $12.1 million for the three and nine months ended September 30, 2021, as compared to income before tax of $9.3 million and $14.3 million for the same periods in 2020.  Mortgage Banking income and expenses related to loan originations and sales increased due to higher origination volume.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2021 were $505.0 million, as compared to $421.4 million at December 31, 2020.

Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2021 amounted to $17.7 million, as compared to $8.9 million at December 31, 2020.

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

In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws.  The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached.  Based on the obligations described above, the Corporation repurchased one loan in the amount of $115 thousand for the three months ended September 30, 2021 and a total of four loans totaling $561 thousand for the nine months ended September 30, 2021. The Corporation repurchased one loan in the amount of $154 thousand for the three and nine months ended September 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2021 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the shares repurchased by the Corporation during the third quarter of 2021.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased	Per Share	Programs (1)	Programs
July 1, 2021 - July 31, 2021	4,427	$27.11	4,427	132,486
August 1, 2021 - August 31, 2021	19,316	27.15	19,316	132,486
September 1, 2021 - September 30, 2021	54,748	28.02	54,748	132,486
Total	78,491	$27.41	78,491	132,486

(1)	On April 26, 2021, the Corporation announced a stock repurchase plan pursuant to which the Corporation may repurchase up to $6 million of the company’s outstanding common stock, par value $1.00 per share. Stock will be purchased from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements.
(2)	As of September 30, 2021, the maximum number of shares remaining authorized for repurchase was approximately 132,486, based on funds remaining under the plan of approximately $3.8 million and a share price of $28.73 as of September 30, 2021.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 57.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Plan of Merger and Reorganization dated April 26, 2018 by and between Registrant, Bank and Meridian Interim Bank, filed as Exhibit 2.1 to Form 8-K on August 24, 2018 and incorporated herein by reference.

3.1	Amended Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Form 10-Q on August 16, 2021 and incorporated herein by reference.
3.2	Bylaws of Registrant, filed as Exhibit 3.2 to Form 8-K on August 24, 2018 and incorporated herein by reference.
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

Date:	November 15, 2021	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)