Form 10-K
period 2021-12-31
Meridian Corp
filed 2022-03-16
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $143,633,306 as of June 30, 2021 based upon the last sales price in which our common stock was quoted on the NASDAQ Stock Market on June 30, 2021.

As of March 11, 2022 there were 6,129,216 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Commission no later than 120 days after December 31, 2021 in connection with the 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MERIDIAN CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

ii

PART I

Cautionary Statement Regarding Forward-Looking Statements

Meridian Corporation (the “Corporation” or “Meridian”) may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “will”, “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project”, or similar expressions generally indicate a forward-looking statement. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

-	Local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact.
-	Volatility and disruption in national and international financial markets.

- Government intervention in the U.S. financial system.

-	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
-	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
-	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
-	Inflation, interest rate, securities market and monetary fluctuations.
-	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply.

- Impairment of our goodwill or other intangible assets.

-	Acts of God or of war or terrorism.
-	Changes in consumer spending, borrowings and savings habits.
-	Changes in the financial performance and/or condition of our borrowers.
-	Technological changes.
-	The cost and effects of cyber incidents or other failures, interruption or security breaches of our systems or those of third-party providers.
-	Acquisitions and integration of acquired businesses.
-	Our ability to increase market share and control expenses.
-	Our ability to attract and retain qualified employees.
-	Changes in the competitive environment in our markets and among banking organizations and other financial service providers.
-

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

- Changes in the reliability of our vendors, internal control systems or information systems.

- Changes in our liquidity position.

- Changes in our organization, compensation and benefit plans.

- The impact of the ongoing COVID-19 pandemic and any other pandemic, epidemic or health-related crisis.

-

The costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals.

- Greater than expected costs or difficulties related to the integration of new products and lines of business.

- Our success at managing the risks involved in the foregoing items.

Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events.

All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the year ended December 31, 2021 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank, except as may be required under applicable laws.

Item 1. Business

General

Meridian Corporation is a bank holding company engaged in banking activities through its wholly-owned subsidiary, Meridian Bank (the “Bank”), a full-service, state-chartered commercial bank with offices in the Delaware Valley tri-state market, which includes Pennsylvania, New Jersey and Delaware, as well as in the Central Maryland market.  We have a financial services business model with significant non-interest income streams from mortgage lending, small business (“SBA”) lending and wealth management services. We provide services to small and middle market businesses, professionals and retail customers throughout our market area. We have a modern, progressive, consultative approach to creating innovative solutions for our customers. We are technology driven, with a culture that incorporates significant use of customer preferred alternative delivery channels, such as mobile banking, remote deposit capture and bank-to-bank ACH. Our ‘Meridian everywhere’ philosophy of community presence, along with our strategic business footprint, allows us to provide the high degree of service, convenience and products our customers need to achieve their financial objectives.  We provide this service through three principal business line distribution channels, described further below.

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

Our SBA team and their alliances with local economic development councils provide SBA 504 and 7(a) financing options to help grow local businesses, create and retain jobs and stimulate our local economy. In addition, Meridian understands that connections with the local professional industries benefit us, not only with these individuals as customers or investors, but also given the proven potential for business referrals.

The commercial real estate division offers permanent financing for owner-occupied commercial real estate loans and land development and construction loans for residential and commercial projects. Our approach is to apply disciplined and integrated standards to underwriting, credit and portfolio management.  The extensive backgrounds of our commercial real estate lending team, not only in banking, but also directly in the builder/developer fields, bring a unique perspective and ability to communicate and consider all elements of a project and related risk from the clients’ viewpoint as well as ours.

Mortgage Banking

The second line of business is mortgage banking. Our mortgage consultants guide our clients through the complex process of obtaining a loan to meet consumer needs. Originations consist of consumer for-sale mortgage loans, loans to be held within our portfolio, and wholesale mortgage loans. Clients include homeowners and smaller scale investors. The mortgage division operates and originates mortgage loans in the Delaware Valley tri-state market, and Maryland markets, most typically for 1-4 family dwellings, with the intention of selling substantially all of these loans in the secondary market to qualified investors, while retaining the servicing rights on these loans. Mortgages are originated through sales and marketing initiatives, as well as realtor, builder, bank, advertising and customer referral resources. The mortgage division performs origination, processing, underwriting, closing and post-closing functions both from our Blue Bell mortgage headquarters with 8 other production/processing offices in the Delaware Valley tri-state market, and from Maryland through our expanded footprint of 7 other production/processing offices in the state.

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

Market Area

Meridian is headquartered in Malvern, PA and has six full-service branches in Philadelphia and surrounding counties. Its main branch, in Paoli, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. Our sixth branch is in Philadelphia. These branches provide “Relationship Hubs” for our regional lending groups and allow Meridian to proceed in its plan for serving markets in each of the central (at or near the county seat) townships of the counties in and surrounding Philadelphia.

In addition to our deposit taking branches, there are currently 19 other locations, including Corporate headquarters, that serve as loan production offices primarily for our mortgage division.  These offices extend from the Philadelphia market area to Central Maryland.

Demographic information for the five county Philadelphia metropolitan area (Philadelphia County, Chester County, Delaware County, Montgomery County, Bucks County) shows our primary market to be stable, with moderate population growth. According to the U.S. Census Bureau – 2020, the median household income in this area is $80,261 compared to the national average of $62,843, while the total population in this market was 4,218,131.  Demographic information for the five county Baltimore metropolitan area (Baltimore County, Howard County, Montgomery County, Anne Arundel County, Prince George’s County) also shows that this secondary market is stable. According to the U.S. Census Bureau – 2020, the median household income in the Baltimore metropolitan area is $98,513 compared to the national average of $62,843, while the total population in this market was 3,804,375.

	United States	Pennsylvania	Maryland
Population (1)	308,449,281	13,002,700	6,177,224
Median household income (1)	$ 62,843	$ 61,744	$ 84,805
Unemployment rate (2)	3.9%	4.0%	4.0%

	Philadelphia Metropolitan Area Counties
	Bucks County	Montgomery County	Delaware County	Chester County	Philadelphia County	Total
Population (1)	646,538	856,553	576,830	534,413	1,603,797	4,218,131
Median household income (1)	$ 89,139	$ 91,546	$ 74,477	$ 100,214	$ 45,927	$ 80,261
Unemployment rate (2)	3.3%	3.0%	3.9%	2.5%	5.8%

	Baltimore Metropolitan Area Counties
	Howard County	Montgomery County	Anne Arundel County	Prince George's County	Baltimore County	Total
Population (1)	332,317	1,062,061	588,261	967,201	854,535	3,804,375
Median household income (1)	$ 121,160	$ 108,820	$ 100,798	$ 84,920	$ 76,866	$ 98,513
Unemployment rate (2)	3.0%	3.6%	3.3%	5.0%	3.9%
(1)	– Source: U.S. Census Data – 2020
(2)	– Source: U.S. Bureau of Labor Statistics – December 2021

Competition

Overall, the banking business in our market area is highly competitive.  Meridian Bank faces substantial competition both in attracting deposits and in originating loans.  Meridian Bank competes with local, regional and national commercial banks, savings banks, and savings and loan associations.  Other competitors include non-bank fintech and finance companies, money market mutual funds, mortgage bankers, insurance companies, securities brokerage firms, regulated small loan companies, credit unions, and issuers of commercial paper and other securities.

Meridian Bank seeks to compete for business principally on the basis of high quality, personal service to customers, customer access to our decision-makers, and customer preferred electronic delivery channels while providing an attractive banking platform and competitive interest rates and fees.

Human Capital Resources

At December 31, 2021, we employed 413 individuals, nearly all of whom are full-time and of which 48% are women.  Women make up 32% of all officers throughout the Meridian organization.  None of these employees are covered by collective bargaining agreements, and Meridian believes it enjoys good relations with its personnel. In December of 2020, the Bank was named by the Independent Community Bankers of American (“ICBA”) as one of their ‘Best Community Banks to Work For’.  As an integrated full-service financial institution, approximately 36% of our employees are employed through our banking segment, 62% through our mortgage segment, and 2% for our wealth segment.

The safety of our employees has been our top priority over the last two years due to the COVID-19 pandemic. A portion of our workforce continues to work remotely and we have occasionally closed lobbies to appointment-only during times of heightened transmission of COVID-19 to protect the health of our employees. We will continue to follow all of the appropriate guidance and engage our staff members as needed to deal with new challenges.

Meridian is committed to giving back to our communities. In 2021 we donated $486 thousand to nearly 100 organizations throughout the various communities that we serve in Pennsylvania, New Jersey, Delaware, and Maryland. Meridian also sponsors individual / group service days and provides time off to employees to participate.

In order to compete effectively and continue to provide excellent service to our clients, we must attract, retain, and motivate qualified professionals. During the hiring process Meridian looks to bring onboard well-qualified individuals, without bias to race or gender. As we are currently in a very competitive hiring market, we utilize various methods to find well-qualified talent including third party search firms, social media, internal candidates already in our organization and on campus recruiting at local universities.

.

During 2021 we hired 84 professionals, 46% of which were women, and 21% of which were ethnically diverse.  For 2021 our turnover rate was approximately 1.5%, which makes our overall retention rate very high compared to peers. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and our continued evolution and growth contribute to our success in attracting and retaining strong talent.

Our benefits are designed to attract and retain employees by providing employees and their families with health and wellness programs (medical, dental, vision), retirement wealth accumulation, paid time off, income replacement (paid sick and disability leaves and life insurance) and family oriented benefits (parental leaves and child care assistance).

We aim to continually build on the expertise of our workforce. At entry levels, we have implemented trainee and internship programs.  During 2021 Meridian invested throughout the organization in terms of in-house and external training programs to help our employees develop leadership skills, stay current on professional development topic in their area of focus, as well as to keep up to date on cybersecurity, and risk & compliance matters that impact the organization overall.

Our Current Capital Stock Structure

As of December 31, 2021 Meridian had 6,534,587 shares of common stock, $1 par value, issued and 6,107,894 shares outstanding. There is no preferred stock outstanding.

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

We have elected to take advantage of the scaled disclosure requirements and other relief described above and may take advantage of these exemptions for so long as we remain an emerging growth company. We will remain an emerging growth company until December 31, 2022, the end of the fiscal year following the fifth anniversary of the completion of our initial public offering.

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

Information about Meridian

Our executive offices are located at 9 Old Lincoln Highway, Malvern, PA 19355 and our telephone number is (484) 568-5000. Our Internet website is www.meridianbanker.com and our investor relations page can be found at investor.meridianbanker.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, from November 7, 2017 through August 18, 2018 have been filed with the FDIC. Since August 19, 2018, all reports on Form 8-K, and Form 10-Q along with this Annual Report on Form 10-K have been filed with the SEC.  Also on our website are our Audit Committee and Compensation Committee Charters. The information contained in our website or in any websites linked by our website, is not part of this Annual Report on Form 10-K.  The Corporation’s filings with the SEC can also be accessed at the SEC’s internet website:  http://www.sec.gov.

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

Reports of the Bank’s condition and income, known as “Call Reports,” are filed with the FDIC and the Parent Company Only Financial Statement for Small Holding Companies known as the “FR Y-9SP” with the Federal Reserve. These reports are available on the FFIEC Central Data Repository’s Public Data Distribution website at cdr.ffiec.gov/public.

SUPERVISION AND REGULATION

Meridian and its subsidiaries are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. This framework may materially affect our growth potential and financial performance and is intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our shareholders and creditors. The following discussion summarizes certain laws, regulations and policies to which Corporation and the Bank are subject. It does not address all applicable laws, regulations and policies that affect us currently or might affect us in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.

The Bank is an FDIC-insured commercial bank chartered under the laws of Pennsylvania with regulatory oversight from the FDIC and the Pennsylvania Department of Banking and Securities (“PDBS”).  The holding company, Meridian Corporation, is subject to supervision and examination by, and the regulations and reporting requirements of, the Board of Governors of the Federal Reserve System, and is subject to the disclosure and regulatory requirements of the Exchange Act. In order to adhere to regulatory expectations on an ongoing basis and to successfully prepare for the normal examination processes, Meridian maintains numerous internal controls including policies and programs appropriate to maintain the Bank’s safety and soundness, under such key areas as lending, compliance, BSA-AML, information security, human resources, deposit and cash management products, enterprise risk, merchant services, finance, title services, branch security and wealth management.  As a public company, the Corporation also files reports with the SEC and is subject to its regulatory authority, as well as the disclosure and regulatory requirements of the Securities Act, as amended, and the Exchange Act, as amended, with respect to the Corporation’s securities, financial reporting and certain governance matters. Because the Corporation’s securities are listed on the NASDAQ Stock Market, we are subject to NASDAQ's rules for listed companies, including rules relating to corporate governance.

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

Bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broader range of additional activities than bank holding companies that are not financial holding companies. In particular, financial holding companies may engage in activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. As of this filing, we have not elected to be treated as a financial holding company.

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

Permissible Activities for Banks

As a Pennsylvania-chartered commercial bank, our business is subject to extensive supervision and regulation by state and federal bank regulatory agencies. Our business is generally limited to activities permitted by Pennsylvania law and any applicable federal laws. Under the Pennsylvania Banking Code of 1965 (the “Pennsylvania Banking Code”), the Bank may generally engage in all usual banking activities, including, among other things, accepting deposits; lending money on personal and real estate security; issuing letters of credit; buying, discounting, and negotiating promissory notes and other forms of indebtedness; buying and selling foreign currency and, subject to certain limitations, certain investment securities; engaging in certain insurance activities and management services providing cash.

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

Acquisitions by Bank Holding Companies

Control Acquisitions.  The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as Meridian Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of Meridian Corporation.

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

Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the federal banking regulators have indicated that banks should carefully review their dividend policy and have discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the Capital Rules, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer, which was phased in over a three-year period that began on January 1, 2016. See “—Regulatory Capital Requirements”.

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

The Consumer Financial Protection Bureau (“CFPB”), has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws with respect to certain consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations. The CFPB has the authority to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of the Bank and enforcement with respect to various federal consumer protection laws so long as the Bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The

CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as the Bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

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

In June 2016, federal regulators also issued a joint statement on cybersecurity of interbank messaging and wholesale payment networks.  This statement highlights that cyberattacks have targeted interbank messaging and wholesale payment networks, resulting in large-dollar fraud at several foreign institutions.  The statement notes that financial institutions should review their risk management practices and controls over information technology and wholesale payment systems networks, including authentication, authorization, fraud detection, and response management systems and processes.

An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs that meet specified requirements. This trend of activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.

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

We May Be Adversely Impacted By The Transition From LIBOR As A Reference Rate

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate by December 31, 2021.

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

At December 31, 2021, we do not have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR however, the transition from LIBOR could result in added costs and employee efforts and could present additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. Transition from LIBOR did not have a material impact on our business, financial condition and results of operations.

The value of the financial instruments we own may decline in the future.

As of December 31, 2021, we owned $168.0 million of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.

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

Our acquisition activities could involve a number of additional risks, including the risks of:

●	Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;
●	Using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;
●	The time and expense required to integrate the operations and personnel of the combined businesses;
●	Creating an adverse short-term effect on our results of operations;
●	Failing to realize related revenue synergies and/or cost savings within expected time frames; and
●	Losing key employees and customers or a reduction in our stock price as a result of an acquisition that is poorly.

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

Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Deposit balances can decrease for a variety of reasons, including when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a stable source of funds. This loss would require us to seek other funding alternatives, in order to continue to grow, thereby potentially increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash from operations and investment maturities, redemptions and sales. To a lesser extent, proceeds from the issuance and sale of securities to investors has become a source of funds.  Additional liquidity is provided by wholesale funding such as brokered deposits and borrowings from the Federal Reserve Bank of Philadelphia and the FHLB. We also may borrow from correspondent banks or third party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding or access to certain customary sources of funds, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System.

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

As do many banking companies, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2021, we had $1.4 billion in deposits. These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.

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

Our growth requires that we increase our loans and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives. Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance.

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

Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online banking systems or third party services. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyberattacks and periodically test our security, our or our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability—any of which could have a material adverse effect on our business, financial condition or results of operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to serve customers better and to reduce costs. Our future success depends, in part, on our ability to effectively embrace technology to better serve customers and reduce costs. The Corporation may be required to expend additional resources to employ the latest technologies. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.

We may not be able to attract and retain key personnel and other skilled employees.

We are dependent on the ability and experience of a number of key management personnel, who have substantial experience with the markets in which we offer products and services, the financial services industry, and our operations. The loss of one or more senior executives or key managers may have an adverse effect on our businesses. We maintain change in control agreements with certain executive officers to aid in our retention of these individuals. Our success depends on our ability to continue to attract, manage, and retain other qualified management personnel.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, but may not fully realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operations.

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

The COVID-19 pandemic created economic and financial disruptions that adversely affected our business, financial condition, liquidity and results of operations. While the pandemic-related restrictions imposed by state and local governments have largely been lifted, COVID-19 continues to disrupt business and negatively impact consumer and business confidence. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, the effectiveness of our business continuity and health emergency response plans, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic. Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation.

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

Our SBA lending program is dependent upon the federal government and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders. Also, any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, could adversely affect our business and earnings.

We generally sell the guaranteed portion of our SBA 7(a) program loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) program loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) program loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could adversely affect our business and earnings.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our business and earnings.

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

Many of the loans in our portfolio are secured by real estate. As of December 31, 2021, our real estate loans, excluding mortgages held for sale, include $160.9 million of construction and development loans, $52.3 million of home equity loans, $516.9 million of commercial real estate (“CRE”) loans and $68.2 million of residential mortgage loans, with the majority of these real estate loans concentrated in the southeast Pennsylvania, Delaware and southern New Jersey. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Southeast Pennsylvania, Delaware and southern New Jersey has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in southeast Pennsylvania, Delaware and southern New Jersey, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally.

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

Increases in interest rate may negatively impact the volume of mortgage originations and re-financings, adversely affecting the profitability of our mortgage segment. Increases in interest rates generally decrease the market values of loans held, the value of mortgage and other loans produced, including long term fixed-rate loans and the value of loans sold, mortgage loan activities and the collateral securing our loans, and therefore may adversely affect our liquidity and earnings, to the extent not offset by potential increases in our net interest margin.

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

We are subject to extensive regulation, supervision, and examination by our primary regulators, the Pennsylvania Department of Banking and Securities and federal regulators of the FDIC and Federal Reserve Bank of Philadelphia. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the Federal Housing Finance Agency and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against the Bank under these laws or an enforcement action by our regulators could have a material adverse effect on our financial condition and results of operations. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, comments on the classification of our assets, and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Changes in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation is headquartered in Malvern, Pennsylvania and has six full-service branches. Its main branch, in Paoli, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. In addition to our deposit taking branches, there are currently 19 other offices, including headquarters for Corporate and Operations, the Wealth Division and the Mortgage Division. Other than our corporate and operations headquarters, all of our offices are leased. The Bank had a net book value of $5.8 million for all locations at December 31, 2021.

Branch locations:

●	Paoli Branch – 1176 Lancaster Avenue, Paoli, PA 19301
●	West Chester Branch – 16 W. Market Street, West Chester, PA 19382
●	Media Branch – 100 E. State Street, Media, PA 19063
●	Doylestown Branch – 1719A S. Easton Road, Doylestown, PA 18901
●	Blue Bell Branch – 653 Skippack Pike, Ste. 116, Blue Bell, PA 19422
●	Philadelphia Branch – 1760 Market Street, Philadelphia, PA 19103

Other offices:

●	Corporate Headquarters – 9 Old Lincoln Highway, Malvern, PA 19355
●	Mortgage Headquarters – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
●	Operations Headquarters – 367 Eagleview Boulevard, Exton, PA 19341
●	Meridian Wealth Office – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
●	SBA Lending Group Office -1760 Market Street, Philadelphia, PA 19103
●	Commercial Loan Office – 24860 S. Tamiami Trail, Suite 3, Bonita Springs, FL 34134
●	Mortgage Loan Production Office – 1601 Concord Pike, Suite 45, Wilmington, DE 19803
●	Mortgage Loan Production Office – 5301 Limestone Road, Suite 202, Wilmington, DE 19801
●	Mortgage Loan Production Office – 22128 Sussex Highway, Seaford, DE 19973
●	Mortgage Loan Production Office – 111 Continental Drive, Suite 406, Newark, DE 19713
●	Mortgage Loan Production Office – 5001 Louise Drive, Suite 101, Mechanicsburg, PA 17055
●	Mortgage Loan Production Office – 350 Highland Drive, Suite 160, Mountville, PA 17554
●	Mortgage Loan Production Office – 2330 New Road, Northfield, NJ 08225
●	Mortgage Loan Production Office – 1221 College Park Drive, Suite 118, Dover, DE 19904
●	Mortgage Loan Production Office – 8894 Stanford Boulevard, #203, Columbia, MD 21045
●	Mortgage Loan Production Office – 2448 Holly Avenue, Ste. 100, Annapolis, MD 21401

●	Mortgage Loan Production Office – 110 West Road, Towson, MD 21204
●	Mortgage Loan Production Office – 9515 Deereco Road, Timonium, MD 21093
●	Mortgage Loan Production Office – 2028 E. Joppa Road, 2nd Fl., Baltimore, MD 21234
●	Mortgage Loan Production Office – 4940 Campbell Blvd., Baltimore, MD 21236
●	Mortgage Loan Production Office – 15722 Crabbs Branch Way, Ste. 2D, Rockville, MD 20855
●	Mortgage Loan Production Office – 2809 Boston Street, Ste. 505, Baltimore, MD 21224

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock trade on the NASDAQ Global Select Market under the symbol "MRBK".  As of March 11, 2022, there were approximately 1,581 registered shareholders of the Corporation's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Share Repurchases

The following table presents the shares repurchased by the Corporation’s during the fourth quarter of 2021.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased	Per Share	Programs (1)	Programs
October 1, 2021 - October 31, 2021	25,935	$29.56	25,935	80,837
November 1, 2021 - November 30, 2021	2,267	31.71	2,267	80,837
Total	28,202	$29.91	28,202	80,837

(1)	On April 26, 2021, the Corporation announced a stock repurchase plan pursuant to which the Corporation may repurchase up to $6 million of the company’s outstanding common stock, par value $1.00 per share. Stock will be purchased from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements. On August 30, 2021, the Corporation announced that the purchase limit under the stock repurchase plan has been increased to $20 million of the company’s outstanding common stock over a two-year period.
(2)	As of December 31, 2021, the maximum number of shares remaining authorized for repurchase was approximately 80,837, based on funds remaining under the plan of approximately $3.0 million and a share price of $36.77 as of December 31, 2021.

Dividend Policy

In 2020 the Corporation commenced quarterly cash dividends on its common stock. During 2020 and 2021 the Board of Directors declared cash dividends as follows:

Date	Date of	Date	Quarterly	Special
Declared	Record	Paid	Dividend	Dividend
July 23, 2020	August 10, 2020	August 24, 2020	$0.125	$—
October 22, 2020	November 9, 2020	November 23, 2020	0.125	—
January 28, 2021	February 8, 2021	February 22, 2021	0.125	—
February 16, 2021	March 1, 2021	March 15, 2021	—	1.00
April 22, 2021	May 10, 2021	May 17, 2021	0.125	—
July 22, 2021	August 9, 2021	August 16, 2021	0.125	—
October 28, 2021	November 15, 2021	November 22, 2021	0.200	—

Special Dividends

On February 16, 2021, the Corporation’s Board of Directors declared a special dividend of $1.00 per share on its Common Stock, payable on March 15, 2021 to shareholders of record as of March 1, 2021.

On October, 28, 2021, the Corporation’s Board of Directors increased its quarterly dividend to $0.20 per share from $0.125 per share.

On January 27, 2022, the Corporation’s Board of Directors declared a special dividend of $1.00 per share on its Common Stock, payable on February 21, 2022 to shareholders of record as of February 14, 2022.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and the Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.

Item 6. Selected Financial Data

Selected historical consolidated financial information

The following table should be read in conjunction with our Consolidated Financial Statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations", each of which is included elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$23,480	36,744	39,371	23,952	35,506
Investment securities	165,674	130,072	67,636	63,169	52,867
Loans receivable, gross	1,386,457	1,284,764	964,710	838,106	694,637
Loans held for sale	80,882	229,199	33,704	37,695	35,024
Allowance for loans losses	(18,758)	(17,767)	(9,513)	(8,053)	(6,709)
Goodwill and intangible assets, net	4,278	4,500	4,773	5,046	5,495
Total assets	1,713,443	1,720,197	1,150,019	997,480	856,035
Interest-bearing deposits	1,171,885	1,037,492	711,718	625,980	526,655
Total deposits	1,446,413	1,241,335	851,168	752,130	627,109
Total liabilities	1,548,083	1,578,575	1,029,324	887,928	754,672
Total stockholders' equity	165,360	141,622	120,695	109,552	101,363

Selected Income Statement Data:
Interest income	$71,522	62,656	52,863	44,064	35,720
Interest expense	8,411	13,660	16,527	11,407	6,782
Net interest income	63,111	48,996	36,336	32,657	28,938
Provisions for loan losses	1,070	8,302	901	1,577	2,161
Net interest income after provisions for loan losses	62,041	40,694	35,435	31,080	26,777
Non-interest income	87,988	86,918	32,893	32,355	36,700
Non-interest expense	103,727	93,076	54,814	52,945	57,691
Net income before income taxes	46,302	34,536	13,514	10,490	5,786
Income tax expense	10,717	8,098	3,033	2,327	2,754
Net income	35,585	26,438	10,481	8,163	3,032
Preferred stock dividends and net accretion	—	—	—	—	(1,167)
Net income available to common stockholders	35,585	26,438	10,481	8,163	1,865

Selected Per Share Data:
Earnings per common share, basic	$5.91	4.32	1.64	1.28	0.50
Earnings per common share, diluted	$5.73	4.27	1.63	1.27	0.49
Book value per common share	$27.07	23.08	18.84	17.10	15.86
Tangible book value per share(1)	$26.37	22.35	18.09	16.31	15.00
Weighted average common shares outstanding, basic	6,019	6,122	6,407	6,397	3,743
Weighted average common shares outstanding, diluted	6,206	6,187	6,438	6,427	3,770
Shares outstanding at the end of period	6,108	6,136	6,405	6,407	6,392

Selected Performance Metrics:
Return on average assets (ROAA)	2.06%	1.78%	1.01%	0.90%	0.39%
Return on average equity (ROAE)	23.74%	21.33%	9.09%	7.77%	3.97%
Net interest spread	3.62%	3.17%	3.21%	3.44%	3.69%
Net interest margin (NIM)	3.77%	3.40%	3.65%	3.80%	3.93%
Efficiency ratio	68.65%	68.48%	79.18%	81.44%	87.78%
Non-interest income to average assets	5.09%	5.85%	3.17%	3.62%	4.69%
Non-interest expense to average assets	6.00%	6.26%	5.29%	5.87%	7.41%
Yield on interest-earning assets	4.27%	4.35%	5.30%	5.14%	4.83%
Cost of interest-bearing liabilities	0.65%	1.18%	2.10%	1.69%	1.16%
Yield on loans	4.64%	4.59%	5.51%	5.35%	5.10%
Cost of deposits	0.48%	1.07%	1.97%	1.54%	0.95%

Selected Credit Quality Ratios:
Non-performing assets to total assets	1.34%	0.46%	0.29%	0.39%	0.42%
Non-performing loans to total loans	1.57%	0.52%	0.34%	0.45%	0.43%
Allowance for loan losses to non-performing loans	81.60%	224.04%	294.12%	204.85%	212.51%
Allowance for loan losses to total loans	1.35%	1.38%	0.99%	0.96%	0.92%
Allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.46%	1.65%	1.00%	1.01%	0.96%
Net charge-offs to average loans	0.01%	0.00%	(0.06)%	0.03%	0.13%

Corporation Capital Ratios:
Tier 1 leverage capital ratio	9.39%	8.96%	10.55%	11.16%	12.37%
Tier 1 risk-based capital ratio	10.83%	10.22%	11.21%	11.72%	12.86%
Total risk-based capital ratio	14.81%	14.55%	16.10%	13.66%	15.53%
Common equity tier 1 capital ratio	10.83%	10.22%	11.21%	11.72%	12.86%
(1) A non-GAAP measure. Refer to Non-GAAP Financial Measures section for reconciliation to GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Market Conditions

Our financial condition and performance, as well as the ability of our borrowers to repay their loans, the value of collateral securing those loans, and demand for loans and other products and services that we offer, are all highly dependent on the business environment in the primary markets in which we operate and in the United States as a whole. As discussed further in Part I, Item 1, during the first quarter of 2020, an outbreak of COVID-19 spread around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities have had a destabilizing effect on financial markets and economic activity. The full extent of the impact of COVID-19 on our operational and financial performance is currently uncertain, cannot be predicted and will depend largely on when it is widely considered that the pandemic has ended and the negative impacts have lessened.

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

As an emerging growth company, the JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies.  We have elected to take advantage of this extended transition period, which means that the financial statements included in this Annual Report, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company (expected to end as of December 31, 2022) or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.  If we do so, we will prominently disclose this decision in the first periodic report filed with the SEC following our decision, and such decision is irrevocable.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments.  Additional information about these policies can be found in the “Summary of Significant Accounting Policies” in footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020.

Provision and allowance for loan and lease losses

The provision for loan and lease losses reflects the amount required to maintain the allowance for loan and lease losses (“Allowance”) at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves.

The Allowance is maintained at a level that management believes is appropriate to provide for incurred loan and lease losses as of the date of the Consolidated Balance Sheet and we have established methodologies for the determination of its adequacy.  The methodologies are set forth in a formal policy and take into consideration the need for an overall general allowance as well as specific allowances that are determined on an individual loan basis for impaired loans.  The Allowance is increased by charging provisions for losses against our income and decreased by charge-offs, net of recoveries.

The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  While management uses available information to recognize losses on loans and leases, changes in economic or other conditions may necessitate revision of the estimate in future periods.

The Allowance is maintained at a level sufficient to provide for probable losses based upon an ongoing review of the loan and lease portfolios by portfolio category, which includes consideration of actual loss experience, peer loss experience, changes in the size and risk profile of the portfolio, identification of individual problem loan and lease situations which may affect a borrower’s ability to repay, and evaluation of prevailing economic conditions.

Results of operations – Years ended December 31, 2021 and 2020

Overview

Net income was $35.6 million, or $5.73 per diluted share, for the twelve months ended December 31, 2021 compared to net income of $26.4 million, or $4.27 per diluted share, for the twelve months ended December 31, 2020. The increase was due largely to the increase in net interest income of $14.1 million, combined with a $1.1 million increase in non-interest income and a $7.2 million decline in the provision for loan losses, partially offset by increases in non-interest expense and income taxes of $10.7 million and $2.6 million, respectively.

Net interest income

Net interest income increased $14.1 million, or 28.8%, to $63.1 million from $49.0 million, for the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020.  Growth in net interest income period over period reflects an increase in interest income of $8.9 million along with a decrease in interest expense of $5.2 million.  The increase in interest income was led by growth in portfolio loans, most notably commercial real estate loans, lease financings, and SBA loans, that contributed $3.6 million, $3.5 million and $2.9 million, respectively, to the increase in interest income, while the continued forgiveness of PPP loans led to an increase in interest and fee income of $2.3 million, period over period. As of December 31, 2021 there was approximately $2 million in PPP fees yet to be recorded in income.

The net interest margin increased 37 basis points to 3.77% for the twelve months ended December 31, 2021 from 3.40% for the twelve months ended December 31, 2020. The margin in 2020 was negatively impacted by the rapid decline in Fed fund rates as well as the effects of the PPP loan program, while the margin in 2021 felt a positive impact from the PPP loan program as approximately 78% of these loans were forgiven during 2021, leading to a yield on PPP loans of 4.41% for the twelve months ended December 31, 2021, compared to 3.09% for the same period in 2020.  Other contributors to the margin expansion for 2021 related to the increase in non-interest bearing deposits, which rose $68.1 million on average, and the cost of deposits decreased (59 basis points).

Average balance sheet, interest and yield/rate analysis.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned, on a tax equivalent basis, and rates paid for the years ended December 31, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming loans.

	2021			2020
		Interest			Interest
For the Year Ended December 31,	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balance	Expense	rates	Balance	Expense	rates
Assets
Interest-earning assets
Due from banks	$30,844	41	0.13%	$9,351	31	0.33%
Federal funds sold	17,823	7	0.04%	17,795	38	0.21%
Investment securities(1)	148,160	2,927	2.01%	102,285	2,408	2.35%
Loans held for sale	125,444	3,540	2.82%	127,829	3,693	2.89%
Loans held for investment(1)(2)	1,358,282	65,292	4.81%	1,187,819	56,675	4.77%
Total loans	1,483,726	68,832	4.64%	1,315,648	60,368	4.59%
Total interest-earning assets	1,680,553	71,807	4.27%	1,445,079	62,845	4.35%
Noninterest earning assets	48,015			41,400
Total assets	$1,728,568			$1,486,479
Liabilities and stockholders' equity
Interest bearing liabilities
Interest-bearing deposits	$257,950	880	0.34%	$195,141	1,644	0.84%
Money market and savings deposits	630,977	3,346	0.53%	428,227	3,606	0.84%
Time deposits	245,923	1,268	0.52%	312,528	4,720	1.51%
Total deposits	1,134,850	5,494	0.48%	935,896	9,970	1.07%
Total Borrowings	119,721	534	0.45%	179,201	1,303	0.73%
Subordinated Debentures	40,724	2,383	5.85%	41,010	2,387	5.73%
Total interest-bearing liabilities	1,295,295	8,411	0.65%	1,156,107	13,660	1.18%
Non-interest bearing deposits	258,298			190,209
Other non-interest bearing liabilities	25,100			16,240
Total liabilities	$1,578,693			$1,362,556
Total stockholders' equity	149,875			123,923
Total stockholders' equity and liabilities	$1,728,568			$1,486,479
Tax-equivalent net interest income / net interest spread		$63,396	3.62%		$49,185	3.17%
Tax-equivalent net interest margin			3.77%			3.40%
Tax-equivalent adjustment		(285)			(189)
Net interest income		$63,111			$48,996

(1)	Yields and net interest income and ratios are reflected on a tax-equivalent basis.
(2)	Average balances include non-accrual loans.

Rate/Volume Analysis

During 2021, net interest income increased $14.2 million or 28.9% on a tax equivalent basis. As shown in the following Rate/Volume Analysis table, this increase was primarily attributable to volume changes. Volume related changes contributed $8.6 million towards interest income, combined with favorable changes in rate of $5.6 million.

The favorable change in net interest income due to volume changes was driven largely from growth in total loans, which increased $168.1 million on average. This increase contributed $8.1 million to interest income. Total investment securities, cash and cash equivalents increased $67.4 million on average combined, contributed $955 thousand to interest income. On the funding side, interest checking and money market accounts together rose $265.6 million on average during the year, reducing net interest income by $1.8 million, time deposits decreased $66.6 million on average year over year, causing a favorable change of $844 thousand to net interest income. Average borrowings decreased $59.5 million and had a favorable impact of $496 thousand on net interest income.

The favorable change in net interest income due to rate changes was driven largely from the decrease in the cost of deposits which increased net interest income $5.4 million.  The unfavorable rate change due to cash and investments was $457 thousand. An increase in the yield on loans during 2021 contributed $407 thousand to the favorable change in net interest income.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense for the periods noted (tax-exempt yields have been adjusted to a tax equivalent basis using a 23.2% tax rate). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in rate (change in rate multiplied by old volume) and (ii) changes in volume (change in volume multiplied by new rate). The net change attributable to the combined impact of rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	December 31, 2021 Compared to 2020
	Change in Interest Due to:
(dollars in thousands)	Rate	Volume	Total
Interest income:
Due from banks	$(27)	37	10
Federal funds sold	(31)	0	(31)
Investment securities(1)	(399)	918	519
Loans held for sale	(85)	(68)	(153)
Loans held for investment(1)	492	8,125	8,617
Total loans	407	8,057	8,464
Total interest income	$(50)	9,012	8,962
Interest expense:
Interest bearing deposits	$(1,179)	415	(764)
Money market and savings deposits	(1,605)	1,345	(260)
Time deposits	(2,608)	(844)	(3,452)
Total interest bearing deposits	(5,392)	916	(4,476)
Total borrowings	(415)	(354)	(769)
Subordinated debentures	22	(26)	(4)
Total interest expense	(5,784)	535	(5,249)
Interest differential	$5,734	8,476	14,211

(1)	Yields and net interest income are reflected on a tax-equivalent basis.

Provision for loan losses

The provision for loan losses was $1.1 million for the twelve months ended December 31, 2021, compared to an $8.3 million provision for the twelve months ended December 31, 2020. The decline in the provision period over period is the result of an improvement in the trend of economic and loan deferral factors used in the allowance for loan losses calculation that had been negatively impacted in 2020 due to the COVID-19 pandemic, which have subsequently rebounded as the economy continues to recover.  This improvement outpaced provisioning for loan growth as well as a $1.4 million specific reserve placed against a non-performing loan relationship described further in the “Asset Quality Summary” on page 43.

Non-interest income

Total non-interest income for the twelve months ended December 31, 2021 was $88.0 million, up $1.1 million, or 1.2%, from the twelve months ended December 31, 2020. This increase in non-interest income was largely the result of an increase of $4.3 million in SBA loan sales income as fiscal year 2021 sales of SBA 7(a) loans amounted to $67.2 million, an increase of $26.1 million, or 63.5%, compared to fiscal year 2020.

Wealth management revenue increased $947 thousand, or 24.6%, year-over-year due to an increase in average assets under management of $295 million over this period.  In addition, these assets benefited from the more favorable market conditions that existed in the twelve months ended December 31, 2021, compared to the prior year period.

Other fee income was up $1.8 million, or 68.5%, for the twelve months ended December 31, 2021, from the twelve months ended December 31, 2020 due to increases in mortgage fees, wire fees, title fee income, as well as an increase in in mortgage and SBA servicing fee income.

Mortgage banking net revenue decreased $529 thousand, or 0.7%, over the prior year period.  The decrease in the 2021 income was the result of a decline in the gain on sale margin of 48 basis points, despite the increase in mortgage loans sold over 2020.  Mortgage loan originations, however, decreased $74.7 million from $2.37 billion in 2020 to $2.29 billion in 2021, with refinancing activity representing 47% of the total residential mortgage loans originated in 2021, compared to 60% in 2020. The refinancing opportunities have declined significantly with the change in mortgage rates recently causing the current period end pipeline to be lower at December 31, 2021, compared to December 31, 2020.  The changes in the mortgage pipeline generated significant negative fair value changes in derivative instruments (predominantly interest rate lock commitments) and loans held-for-sale.  These fair value changes decreased non-interest income a combined $17.0 million during the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020.  These changes were significantly offset by increases in net hedging gains of $12.4 million.

	Year Ended December 31,
(dollars in thousands)	2021	2020
Non-interest income:
Mortgage banking income	$75,932	76,461
Wealth management income	4,801	3,854
SBA loan income	6,898	2,572
Earnings on investment in life insurance	365	279
Net change in the fair value of derivative instruments	(4,338)	4,975
Net change in the fair value of loans held-for-sale	(3,311)	3,847
Net change in the fair value of loans held-for-investment	(189)	323
Net loss on hedging activity	2,961	(9,400)
Net gain on sale of investment securities available-for-sale	435	1,345
Service charges	129	107
Other	4,305	2,555
Total non-interest income	$87,988	86,918

Non-interest expense

Total non-interest expense for the twelve months ended December 31, 2021 was $103.7 million, up $10.7 million or 11.4%, from the twelve months ended December 31, 2020.

	Year Ended December 31,
(dollars in thousands)	2021	2020
Non-interest expenses:
Salaries and employee benefits	$78,866	72,147
Occupancy and equipment	4,545	4,292
Professional fees	3,558	3,113
Advertising and promotion	3,714	2,852
Data processing	2,150	1,913
Information technology	2,232	1,542
Pennsylvania bank shares tax	609	1,049
Other	8,053	6,168
Total non-interest expenses	$103,727	93,076

Total salaries and employee benefits expense was $78.9 million, an increase of $6.7 million or 9.3%, compared to the twelve months ended December 31, 2020. Salaries and benefits for the Bank and Wealth segments increased $5.4 million due to an increased level of full-time equivalent employees as well as increase in the value of stock-based compensation expense.  $1.3 million of the overall increase relates to the Mortgage segment as the number of employees in this segment have increased period over period.

Professional fees were up $445 thousand, or 14.3% year over year, while information technology expenses were up $690 thousand, or 44.7% year over year. Increases in these two categories of expense were largely the result of Meridian’s ongoing strategy to invest in technology that focuses on improving back-office efficiencies through automation and workflow processes, as well improving the scalability of our IT systems overall with a focus on cloud based computing. The increase in professional fees was also impacted by one-time consent fees incurred in 2021 related to the filing of the Corporation’s December 31, 2020 Form 10K, in conjunction with the change in Accountants made in 2020.

Advertising and promotion expenses were up $862 thousand, or 30.2%, over the same period due to the improvements to the economy and a pull back on COVID-19 related restrictions that has allowed bank employees to spend more time in a business development and community outreach capacity, combined with increased spend year over year in different advertising campaigns, including mortgage segment lead generation expenses.  Other non-interest expense was up $1.9 million, or 30.6%, from the prior year due to an increase in employee travel and training expenses as 2021 allowed for more travel opportunities due to a pullback in COVID-19 restrictions, as well as increases in insurance expense, director compensation, and other less significant items.

Income tax expense

Income tax expense for the year ended December 31, 2021 was $10.7 million as compared to $8.1 million for the same period in 2020. The effective tax rates for the twelve-month periods ended December 31, 2021 and 2020 were 23.1% and 23.4%, respectively. For more information related to income taxes, refer to footnote 14 in the Notes to Consolidated Financial Statements.

Balance Sheet Summary

Assets

As of December 31, 2021, total assets were $1.7 billion, a decrease of $6.8 million from December 31, 2020.

Total loans, net of allowance, grew $101 million, or 7.9%, to $1.4 billion as of December 31, 2021, from $1.3 billion as of December 31, 2020.  There was growth in several commercial loan categories from December 31, 2020, as we continue to expand our presence in the Philadelphia market region and beyond. Small business loans increased $64.6 million, or 130.4%, commercial real estate loans increased $31.8 million, or 6.6%, and lease financings increased $57.2 million, or 184.3%, as our Meridian Equipment Finance (“MEF”) leasing team continued their strong growth trajectory after starting up in early 2020.  Additionally, commercial & industrial loans, shared national credits and commercial construction loans combined increased $46.6 million in total over the period. Residential real estate loans held for sale decreased $148.3 million, or 64.7%, to $80.9 million as of December 31, 2021, while PPP loans decreased $113.3 million, or 55.7%, over this period, as our SBA and commercial lending teams are making a strong effort to assist our PPP loan customers in obtaining forgiveness on their loans with the SBA. As of December 31, 2021 there was approximately $88.3 million in PPP loans remaining to be forgiven, net of deferred fees.

Loans

Our loan portfolio is the largest category of our interest-earning assets. As of December 31, 2021 and 2020, our total loans amounted to $1.5 billion. Our loan portfolio is comprised of loans originated to be held in portfolio, as well as residential mortgage loans originated for sale.  Meridian engages in the origination of residential mortgages, most typically for 1-4 family dwellings, with the intention of the Corporation to principally sell substantially all of these loans in the secondary market to qualified investors. Our loans held in portfolio are originated by our commercial and consumer loan divisions. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses. We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.

Loans and leases outstanding at December 31, 2021 and 2020 are detailed by category as follows:

		% of		% of
(dollars in thousands)	2021	Portfolio	2020	Portfolio
Mortgage loans held for sale	$80,882	5.5%	229,199	15.1%
Real estate loans:
Commercial mortgage	516,928	35.2%	485,103	31.9%
Home equity lines and loans	52,299	3.6%	64,987	4.3%
Residential mortgage	68,175	4.6%	52,454	3.5%
Construction	160,905	11.0%	140,246	9.2%
Total real estate loans	798,307	54.4%	742,790	48.9%

Commercial and industrial	293,771	20.0%	261,750	17.2%
Small business loans	114,158	7.8%	49,542	3.3%
Paycheck Protection Program loans ("PPP")	90,194	6.1%	203,543	13.4%
Main Street Lending Program loans ("MSLP")	597	0.0%	580	0.0%
Consumer	419	0.0%	511	0.0%
Leases, net	88,242	6.0%	31,040	2.0%
Total portfolio loans and leases	1,385,688	94.5%	1,289,756	84.9%
Total loans and leases	$1,466,570	100.0%	1,518,955	100.0%

The following table shows the amounts of loans outstanding as of December 31, 2021 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	12 Months
(dollars in thousands)	or Less	1 - 5 years	5 - 15 years	After 15 years	Total
Mortgage loans held for sale	$—	—	235	80,647	80,882
Commercial mortgage	36,884	115,865	353,396	10,783	516,928
Home equity lines and loans	1,080	4,401	40,820	5,998	52,299
Residential mortgage	1,744	—	1,830	64,601	68,175
Construction	69,664	47,683	43,175	383	160,905
Commercial and industrial	26,453	107,032	58,102	102,184	293,771
Small business loans	8	3,577	66,043	44,530	114,158
PPP loans	25,100	65,094	—	—	90,194
MSLP loans	—	597	—	—	597
Consumer	5	118	146	150	419
Leases, net	1,140	72,605	14,497	—	88,242
Total	$162,078	416,972	578,244	309,276	1,466,570

The amounts have been classified according to sensitivity to changes in interest rates for amounts due after one year, as of December 31, 2021.  Variance rate loans are those loans with floating or adjustable interest rates.

	Fixed	Variable
(dollars in thousands)	Rate	Rate	Total
Mortgage loans held for sale	$80,882	—	80,882
Commercial mortgage	64,491	415,553	480,044
Home equity lines and loans	7,129	44,090	51,219
Residential mortgage	50,144	16,287	66,431
Construction	26,102	65,139	91,241
Commercial and industrial	44,438	222,880	267,318
Small business loans	218	113,932	114,150
PPP loans	65,094	—	65,094
MSLP loans	—	597	597
Consumer	346	68	414
Leases, net	87,102	—	87,102
Total	$425,946	878,546	1,304,492

Commercial and industrial loans, commercial construction loans and commercial real estate loans increased a combined $84.5 million, or 9.5%, for the year ended December 31, 2021.  The growth in the commercial portfolios continues to reflect the work of our strategically expanded lending team as well as strong local market conditions.

Commercial real estate loans. Our commercial real estate loans are secured by real estate that is both owner-occupied and investor owned. Owner-occupied commercial real estate loans generally involve less risk than an investment property and are distinctly reported from non-owner occupied commercial real estate loans for measuring loan concentrations for regulatory purposes. Our owner-occupied commercial real estate loans are originated and managed within our commercial loan department and comprised 34.4% of our total commercial real estate loan portfolio at December 31, 2021. The remaining commercial real estate loans are managed by our commercial real estate department which offer the following commercial real estate products:

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

Our commercial real estate loans increased by $31.8 million, or 6.6%, to $516.9 million at December 31, 2021 from $485.1 million at December 31, 2020. Our total commercial real estate loan portfolio represented 35.2% and 31.9% of our total loan portfolio at December 31, 2021 and 2020, respectively.

Commercial and Industrial Loans

We provide a variety of variable and fixed rate commercial business loans and lines of credit. These loans and lines of credit are made to small and medium-sized manufacturers and wholesale, retail and service-related businesses. Additionally, we lend to companies in the technology, healthcare, real estate and financial service industries. Commercial business loans generally include lines of credit and term loans with a maturity of five years or less. The primary source of repayment for commercial business loans is generally operating cash flows of the business and may also include collateralization of inventory, accounts receivable, equipment and/or personal guarantees. Our commercial and industrial loans increased by $32.0 million, or 12.2%, to $293.8 million at December 31, 2021 from $261.8 million at December 31, 2020. The total commercial portfolio represented 20.0% and 17.2% of our total loan portfolio at December 31, 2021 and 2020, respectively.

Small Business Loans

We provide financing to small businesses in various industries that include guarantees under the Small Business Administration’s (SBA’s) loan programs.  Our small business loans increased by $64.6 million, or 130.4%, to $114.2 million at December 31, 2021 from $49.5 million at December 31, 2020. The small business loans portfolio represented 7.8% and 3.3% of our total loan portfolio at December 31, 2021 and 2020, respectively.

Paycheck Protection Program Loans / Main Street Lending Program Loans

Meridian participated in the SBA’s Paycheck Protection Program (PPP) loan program and the Federal Reserve’s Main Street Lending Program (MSLP) to support lending to small and medium sized businesses that were impacted by the COVID-19 pandemic. At December 31, 2021 the balance of PPP loans was $90.2 million, compared to $203.5 million at December 31, 2020.  MSLP loans amounted to less than $600 thousand and are included within Commercial and Industrial loans. PPP loans represented 6.1% of our total loan portfolio at December 31, 2021.

Residential loans

Our residential loans held in portfolio are primarily secured by single-family homes located in our market areas. Our loan pipeline is fed via our mortgage loan production offices (“LPOs”) and through relationships with sales brokers and agents who actively refer clients to Meridian as well as referrals from our commercial and private banking lenders.  The balance of residential loans in portfolio increased $15.7 million, or 30.0%, to $68.2 million at December 31, 2021 from $52.5 million at December 31, 2020. The total residential loan portfolio represented 4.6% and 3.5% of our total loan portfolio at December 31, 2021 and 2020, respectively.

Consumer and Personal Loans

Our consumer-lending department principally originates home equity based products for our clients and prospects. These loans typically fund completely at closing. Additional products include smaller dollar personal loans and our student loan refinance product, designed to provide additional flexibility in repayment terms desired in the marketplace.  The total consumer loan portfolio represented 3.6% and 4.3% of our total loan portfolio at December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 the fair value of our investment portfolio totaled $165.9 million, with an effective tax equivalent yield of 1.81% and an estimated duration of approximately 4.89 years. The largest category of our investment portfolio, or 47.0%, consists of municipal securities, along with 17.6% in U.S. Agency asset-backed securities. The remainder of our securities portfolio is invested in other securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Not included in the tables below are equity investments that had fair values of $2.4 million and $1.0 million, as of December 31, 2021 and 2020, respectively.

	December 31, 2021
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$16,850	55	(68)	16,837	10
U.S. government agency mortgage-backed securities	9,749	124	(60)	9,813	3
U.S. government agency collateralized mortgage obligations	22,276	358	(253)	22,381	10
State and municipal securities	72,099	1,379	(496)	72,982	12
U.S. Treasuries	29,973	1	(246)	29,728	21
Non-U.S. government agency collateralized mortgage obligations	990	─	(15)	975	1
Corporate bonds	6,450	154	(18)	6,586	5
Total securities available-for-sale	$158,387	2,071	(1,156)	159,302	62
Securities held-to-maturity:
State and municipal securities	6,372	219	─	6,591	—
Total securities held-to-maturity	$6,372	219	─	6,591	—

	December 31, 2020
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$25,303	364	(75)	25,592	8
U.S. government agency mortgage-backed securities	3,854	192	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,010	916	(17)	23,909	1
State and municipal securities	63,848	2,025	(63)	65,810	3
Corporate bonds	4,200	7	(2)	4,205	2
Total securities available-for-sale	$120,215	3,504	(157)	123,562	14
Securities held-to-maturity:
State and municipal securities	6,510	347	—	6,857	—
Total securities held-to-maturity	$6,510	347	—	6,857	—

Asset Quality Summary

Asset quality remains a strong focus of management, which is committed to working with customers significantly impacted by the COVID-19 pandemic.  While COVID-19 loan deferrals provided to borrowers amounted to only $2.4 million as of December 31, 2021, down from $24.2 million as of December 31, 2020, one commercial loan relationship for $13.8 million became a non-performing loan relationship with a specific reserve of $1.4 million during the quarter ending December 31, 2021.  This change in status caused non-performing loans to increase to $23.0 million (not including past due PPP loans of $63 thousand) as of December 31, 2021, compared to $7.9 million as of December 31, 2020. Consequently the ratio of non-performing assets to total assets as of December 31, 2021 was 1.34% compared to 0.46% as of December 31, 2020. Despite the near-term impact to these ratios resulting from this loan relationship downgrade, the overall asset quality remains strong.  There was no other real estate property included in non-performing assets for either period.

Meridian realized net charge-offs of $79 thousand, or 0.01%, of total average loans for the year ended December 31, 2021, compared to net charge-offs of $48 thousand, or 0.00%, of total average loans for the year ended December 31, 2020.  The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure, see reconciliation in the Appendix), was 1.46% as of December 31, 2021 compared to 1.65% as of December 31, 2020. PPP loans are excluded from calculation of this ratio as they are guaranteed by the SBA and therefore we have not provided for in the allowance for loan losses. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section on page 46.

As of December 31, 2021, the Corporation had $3.8 million of TDRs, of which $3.4 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2020, the Corporation had $3.6 million of TDRs, of which $3.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of December 31, 2021, the Corporation had a recorded investment of $25.8 million of impaired loans and leases which included $3.8 million of TDRs, while as of December 31, 2020 impaired loans totaled $10.4 million, which included $3.6 million of TDRs.  The increase in impaired loans was largely due to the one commercial loan relationship for $13.8 million, discussed above, that became a non-performing loan relationship late in 2021 with a specific reserve of $1.4 million. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Refer to footnote 6 in the notes to the Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

	As of
	December 31,	December 31,
(dollars in thousands)	2021	2020
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$—	3,061
Home equity lines and loans	911	859
Residential mortgage	2,398	2,725
Total real estate loans	$3,309	6,645
Commercial and industrial	18,801	1,285
Small business loans	666	—
Leases	212	—
Total nonaccrual loans	$22,988	7,930
Total non-performing loans	$22,988	7,930
Total non-performing assets	$22,988	7,930

Troubled debt restructurings:
TDRs included in non-performing loans	361	244
TDRs in compliance with modified terms	3,446	3,362
Total TDRs	$3,807	3,606

Asset quality ratios:
Non-performing assets to total assets	1.34%	0.46%
Non-performing loans to:
Total loans and leases	1.57%	0.52%
Total loans held-for-investment	1.66%	0.62%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.80%	0.74%
Allowance for loan and lease losses to:
Total loans and leases	1.28%	1.17%
Total loans held-for-investment	1.35%	1.38%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.46%	1.65%
Non-performing loans	81.60%	224.04%

Total loans and leases	$1,467,339	1,513,963
Total loans and leases held-for-investment	$1,386,457	1,284,764
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,280,591	1,072,727
Allowance for loan and lease losses	$18,758	17,767

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” on page 46 for a reconciliation of this measure to its most comparable GAAP measure. PPP loans have only been excluded from this calculation as of December 31, 2021.

Allowance for Loan and Lease Losses

The following is a summary of the allocation of the allowance for loan and lease losses by loan category for the periods presented.

	Balance,		Balance,
(dollars in thousands)	December 31, 2021%		December 31, 2020%
Commercial mortgage	$4,950	26%	$7,451	42%
Home equity lines and loans	224	1%	434	2%
Residential mortgage	283	2%	385	2%
Construction	2,042	11%	2,421	14%
Commercial and industrial	6,533	35%	5,431	31%
Small business loans	3,737	20%	1,259	7%
Consumer	3	0%	4	0%
Leases	986	5%	382	2%
Total	$18,758	100%	$17,767	100%

The following table provides information on net charge-offs by loan category:

	December 31, 2021			December 31, 2020
		% of	Net Charge-		% of	Net Charge-
	Net	Total Net	offs as a % of	Net	Total Net	offs as a % of
(dollars in thousands)	Charge-offs	Charge-offs	Average Loans	Charge-offs	Charge-offs	Average Loans
Commercial mortgage	$—	0.00%	0.00%	$—	0.00%	0.00%
Home equity lines and loans	1	(1.27)%	0.00%	(76)	158.33%	0.01%
Residential mortgage	5	(6.33)%	0.00%	7	(14.58)%	0.00%
Construction	—	0.00%	0.00%	—	0.00%	0.00%
Commercial and industrial	41	(51.90)%	0.00%	27	(56.25)%	0.00%
Small business loans	—	0.00%	0.00%	—	0.00%	0.00%
Consumer	4	(5.06)%	0.00%	(6)	12.50%	0.00%
Leases	(130)	164.56%	0.01%	—	0.00%	0.00%
Total	$(79)	100.00%	0.01%	$(48)	100.00%	0.00%

Deposits and Equity

Deposits were $1.4 billion as of December 31, 2021, up $205.1 million, or 16.5%, from December 31, 2020. Non-interest bearing deposits increased $70.7 million, or 34.7%, from December 31, 2020. Interest-bearing checking accounts increased $61.7 million, or 29.9%, from December 31, 2020, while money market accounts/savings accounts increased $125.0 million, or 21.8%, since December 31, 2020.  Increases in core deposits were driven from loan customers as part of new business and municipal relationships and also as a result of the PPP loan process.  Certificates of deposits decreased $52.3 million, or 20.2%, from December 31, 2020, as lower levels of wholesale funding have been replaced by core deposits that bear lower interest rates.

The following table summarizes our deposit balances and weighted average rate paid for the periods presented.

	Year ended December 31, 2021			Year ended December 31, 2020
		Weighted			Weighted
	Average	average	Percent of	Average	average	Percent of
(dollars in thousands)	amount	rate paid	total deposits	amount	rate paid	total deposits
Non-interest bearing deposits	$258,298	—	18.54%	$190,209	—	16.89%
Interest bearing deposits	888,927	0.48%	63.81%	623,368	0.84%	55.36%
Time deposits	245,923	0.52%	17.65%	312,528	1.51%	27.75%
Total	$1,393,148	0.48%	100.00%	$1,126,105	1.07%	100.00%

Time deposits of $250 thousand or more had remaining maturities as follows:

		Year ended December 31, 2021
		Amount	%
3 months or less		$65,310	36%
Over 3 months through 6 months		1,807	1%
Over 6 months through 12 months		40,140	22%
Over 12 months		72,528	40%
	Total	$179,785	100%

Consolidated stockholders’ equity of the Corporation was $165.4 million, or 9.7% of total assets as of December 31, 2021, as compared to $141.6 million, or 8.2% of total assets as of December 31, 2020. The change in stockholders’ equity is the result of year-to-date comprehensive income of $33.8 million, $2.7 million in stock-based compensation and stock options exercised, partially offset by dividends of $9.7 million paid during 2021 and common stock repurchases of $3.0 million.

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

The table below provides the non-GAAP reconciliation for our tangible book value per common share for Meridian Corporation:

Reconciliation of tangible book value per common share at December 31:	2021	2020
Book value per common share	$27.07	$23.08
Less: Impact of goodwill and intangible assets	0.70	0.73
Tangible book value per common share	$26.37	$22.35

The following is a reconciliation of the allowance for loan losses to total loans held for investment ratio for the years ended   December 31, 2021 and 2020. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation.

Reconciliation of Allowance for Loan Losses / Total loans held for investment at December 31:	2021	2020
Allowance for loan losses / Total loans held for investment	1.35%	1.38%
Less: Impact of loans held for investment - fair valued	0.02%	0.00%
Less: Impact of PPP loans	0.09%	0.27%
Allowance for loan losses / Total loans held for investment (excl. loans at fair value and PPP loans)	1.46%	1.65%

Liquidity and Capital Resources

Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $262.9 million at December 31, 2021, compared to $408.8 million at December 31, 2020, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities.  Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $3.5 million at December 31, 2021. At December 31, 2021, Meridian had no borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of December 31, 2021, Meridian’s maximum borrowing capacity with the FHLB was $505.4 million. At December 31, 2021, Meridian had borrowed $41.3 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $131.5 million against its available credit lines. At December 31, 2021, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $255.4 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $449.3 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

At December 31, 2021, Meridian had $512.6 million in unfunded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250 thousand scheduled to mature in one year or less from December 31, 2021 totaled $107.3 million. Management believes that the majority of such deposits will be reinvested with Meridian and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2021, Meridian had a reserve for unfunded loan commitments of $209 thousand.

Meridian meets the definition of “well capitalized” for regulatory purposes on December 31, 2021. Our capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of Meridian’s overall financial condition or prospects.

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

The following table summarizes data and ratios pertaining to our capital structure.

	December 31, 2021
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$160,379	9.39%	$136,621	8.00%
Bank	196,506	11.51%	136,620	8.00%

	December 31, 2020
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$134,564	8.96%	$120,082	8.00%
Bank	173,231	11.54%	120,080	8.00%

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

Our board of directors has established a Board Risk Committee that, among other duties, sets broad asset and liability management policy (“ALM” policy) and directives for asset/liability management, as well as establishes review and control procedures to ensure adherence to this policy. The board of directors has delegated authority for the development and implementation of all asset and liability management policies, procedures, and strategies to the Asset/Liability Committee (“ALCO”). ALCO is comprised of various members of senior management responsible for interpreting the longer range objectives established by the board of directors. As such ALCO sets basic direction for the Corporation’s sources and uses of funds, establishes numerical ranges for primary and secondary objectives, monitors risk and the delivery of services, establishes subs to manage specific ALM activities, and monitors the counterparties engaged in ALM activities. Our ALM policy is reviewed by ALCO and the board of directors at least annually, which includes an evaluation of the ALM policy limits and guidelines in light of our risk profile, business strategies, regulatory guidelines and overall market conditions.

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

The following table presents the interest rate gap analysis of our assets and liabilities as of December 31, 2021.

				Greater
				Than
				5 years and
As of December 31, 2021	12 Months			Not Rate
(dollars in thousands)	or Less	1-2 Years	2-5 Years	Sensitive	Total
Cash and investments	$48,861	4,246	31,144	107,257	191,508
Loans (1)	920,570	155,542	332,792	39,677	1,448,581
Other Assets	—	—	—	73,354	73,354
Total Assets	$969,431	159,788	363,936	220,288	1,713,443

Non-interest bearing deposits	9,232	8,946	25,977	230,373	274,528
Interest bearing deposits	965,876	—	—	—	965,876
Time deposits	126,719	18,106	61,184	—	206,009
Borrowings	41,344	—	—	—	41,344
Other Liabilities	—	—	—	60,326	60,326
Total stockholders' equity	—	—	—	165,360	165,360
Total liabilities and stockholders' equity	$1,143,171	27,052	87,161	456,059	1,713,443

Repricing gap:
Positive (negative)	$(173,740)	132,736	276,775	(235,771)	—
Cumulative repricing gap: Dollar amount	$(173,740)	(41,004)	235,771	—	—
Percent of total assets	(10.1)%	(2.4)%	13.8%	—
(1)	Loans include portfolio loans and loans held-for-sale

Under the static repricing gap analysis for the fiscal year ended December 31, 2021, we model as slightly liability-sensitive through two years. This result is mainly due to core-deposit growth from our strategy of increasing the concentration of relationship-based transaction accounts through the efforts of our business developers. Core customer preference, in the current economic environment, is for short term or liquid deposits. In addition, excess cash from PPP loan forgiveness and sale of loans held for sale were used to pay down borrowings at the end of the year to manage the margin.

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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of December 31, 2021 and 2020  are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp:

	Estimated increase
	(decrease) in Net Interest
	Income
	For the year ending
	December 31,
Changes in Market Interest Rates	2021	2020
+300 basis points over next 12 months	0.21%	1.87%
+200 basis points over next 12 months	(0.18)%	1.02%
+100 basis points over next 12 months	(0.31)%	0.50%
No Change
-100 basis points over next 12 months	(0.22)%	(1.73)%
-200 basis points over next 12 months	(2.34)%	(5.21)%

The above interest rate simulation suggests that the Corporation’s balance sheet is narrowly liability sensitive as of December 31, 2021. In its current position, the table indicates that a 100 or 200 basis point increase in interest rates would have a modestly negative impact from rising rates on net interest income over the next 12 months and a modestly positive impact in a 300 basis point increase.  The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits).

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of December 31, 2021 and 2020, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that starting in the first quarter of 2020 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are allowed to decline below 0%. Management has and continues to employ strategies to mitigate risk in these scenarios.

Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

	Estimated increase (decrease) in Net
	Economic Value at December 31,
Changes in Market Interest Rates	2021	2020
+300 basis points	60%	103%
+200 basis points	45%	78%
+100 basis points	26%	45%
No Change
-100 basis points	(37)%	(67)%
-200 basis points	(97)%	(175)%

This economic value of equity profile at December 31, 2021 suggests that we would experience a positive effect from an increase in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-earning assets. Conversely, we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements are set forth in this Annual Report on Form 10-K as follows:

i.	Report of Crowe LLP, Independent Registered Public Accounting Firm (PCAOB ID 173)
ii.	Consolidated Balance Sheets
iii.	Consolidated Statements of Income
iv.	Consolidated Statements of Comprehensive Income
v.	Consolidated Statements of Stockholders’ Equity
vi.	Consolidated Statements of Cash Flows
vii.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Meridian Corporation and Subsidiaries

Malvern, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meridian Corporation and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Washington, D.C.
March 16, 2022

Meridian Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2021	2020
Cash and due from banks	$23,480	34,190
Federal funds sold	—	2,554
Cash and cash equivalents	23,480	36,744
Securities available-for-sale (amortized cost of $158,387 and $120,215 as of December 31, 2021 and December 31, 2020)	159,302	123,562
Securities held-to-maturity (fair value of $6,591 and $6,857 as of December 31, 2021 and December 31, 2020)	6,372	6,510
Equity investments	2,354	1,031
Mortgage loans held for sale (amortized cost of $80,002 and $225,007 as of December 31, 2021 and December 31, 2020), at fair value	80,882	229,199
Loans, net of fees and costs (includes $17,558 and $12,182 of loans at fair value, amortized cost of $17,106 and $11,514 as of December 31, 2021 and December 31, 2020)	1,386,457	1,284,764
Allowance for loan and lease losses	(18,758)	(17,767)
Loans, net of the allowance for loan and lease losses	1,367,699	1,266,997
Restricted investment in bank stock	5,117	7,861
Bank premises and equipment, net	11,806	7,777
Bank owned life insurance	22,503	12,138
Accrued interest receivable	5,009	5,482
Deferred income taxes	1,413	62
Servicing assets	12,765	5,617
Goodwill	899	899
Intangible assets	3,379	3,601
Other assets	10,463	12,717
Total assets	$1,713,443	1,720,197
Liabilities:
Deposits:
Non-interest bearing	$274,528	203,843
Interest bearing	1,171,885	1,037,492
Total deposits	1,446,413	1,241,335
Short-term borrowings	41,344	106,862
Long-term debt	—	165,546
Subordinated debentures	40,508	40,671
Accrued interest payable	31	1,154
Other liabilities	19,787	23,007
Total liabilities	1,548,083	1,578,575
Stockholders’ equity:
Common stock, $1 par value. Authorized 25,000,000 and 10,000,000 shares as of December 31, 2021 and December 31, 2020; issued 6,534,587 and 6,455,566 as of December 31, 2021 and December 31, 2020	6,535	6,456
Surplus	83,663	81,196
Treasury stock - 426,693 and 320,000 shares at December 31, 2021 and December 31, 2020	(8,860)	(5,828)
Unearned common stock held by employee stock ownership plan	(1,602)	(1,768)
Retained earnings	84,916	59,010
Accumulated other comprehensive income	708	2,556
Total stockholders’ equity	165,360	141,622
Total liabilities and stockholders’ equity	$1,713,443	1,720,197

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended
	December 31,
(dollars in thousands, except per share data)	2021	2020
Interest income:
Loans, including fees	$68,822	60,357
Securities:
Taxable	1,460	1,186
Tax-exempt	1,192	1,044
Cash and cash equivalents	48	69
Total interest income	71,522	62,656
Interest expense:
Deposits	5,494	9,970
Borrowings	2,917	3,690
Total interest expense	8,411	13,660
Net interest income	63,111	48,996
Provision for loan losses	1,070	8,302
Net interest income after provision for loan losses	62,041	40,694
Non-interest income:
Mortgage banking income	75,932	76,461
Wealth management income	4,801	3,854
SBA loan income	6,898	2,572
Earnings on investment in life insurance	365	279
Net change in the fair value of derivative instruments	(4,338)	4,975
Net change in the fair value of loans held-for-sale	(3,311)	3,847
Net change in the fair value of loans held-for-investment	(189)	323
Net gain (loss) on hedging activity	2,961	(9,400)
Net gain on sale of investment securities available-for-sale	435	1,345
Service charges	129	107
Other	4,305	2,555
Total non-interest income	87,988	86,918
Non-interest expenses:
Salaries and employee benefits	78,866	72,147
Occupancy and equipment	4,545	4,292
Professional fees	3,558	3,113
Advertising and promotion	3,714	2,852
Data processing	2,150	1,913
Information technology	2,232	1,542
Pennsylvania bank shares tax	609	1,049
Other	8,053	6,168
Total non-interest expenses	103,727	93,076
Income before income taxes	46,302	34,536
Income tax expense	10,717	8,098
Net income	$35,585	26,438
Basic earnings per common share	$5.91	4.32
Diluted earnings per common share	$5.73	4.27

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended
	December 31,
(dollars in thousands)	2021	2020
Net income:	$35,585	26,438

Other comprehensive (loss) income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax expense of ($485), and $1,121, respectively	(1,514)	3,584
Less: reclassification adjustment for net gains on sales realized in net income, net of tax expense of ($101), and ($320), respectively	(334)	(1,025)
Unrealized investment (losses) gains, net of tax expense of $(584), and $801, respectively	(1,848)	2,559
Total other comprehensive (loss) income	(1,848)	2,559
Total comprehensive income	$33,737	28,997

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

				Unearned		Accumulated
				Common		Other
	Common		Treasury	Stock -	Retained	Comprehensive
(dollars in thousands)	Stock	Surplus	Stock	ESOP	Earnings	Income	Total
Balance, January 1, 2020	$6,408	80,196	(3)	—	34,097	(3)	120,695
Comprehensive income:
Net income					26,438		26,438
Net change in unrealized gains on securities available-for-sale, net of tax						2,559	2,559
Total comprehensive income							28,997
Dividends paid or accrued, $0.250 per share					(1,525)		(1,525)
Shares purchased for ESOP plan (133,601)				(2,000)			(2,000)
Net purchase of treasury stock through publicly announced plans (316,625)		122	(5,825)				(5,703)
Common stock issued through share-based awards and exercises (47,881)	48	347					395
ESOP shares committed to be released (13,328)				232			232
Stock based compensation		531					531
Balance, December 31, 2020	$6,456	81,196	(5,828)	(1,768)	59,010	2,556	141,622
Comprehensive income:
Net income					35,585		35,585
Net change in unrealized losses on securities available-for-sale, net of tax						(1,848)	(1,848)
Total comprehensive income							33,737
Dividends paid or accrued, $1.575 per share					(9,679)		(9,679)
Net purchase of treasury stock through publicly announced plans (106,693)			(3,032)				(3,032)
Common stock issued through share-based awards and exercises, net of shares withheld (79,021)	79	1,026					1,105
ESOP shares committed to be released (13,328)		228		166			394
Stock based compensation		1,213					1,213
Balance, December 31, 2021	$6,535	83,663	(8,860)	(1,602)	84,916	708	165,360

The accompanying notes are an integral part of these consolidated financial statements.

Meridian Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2021	2020
Net income	$35,585	26,438
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of investment securities	(435)	(1,345)
Net amortization of investment premiums and discounts and change in fair value of equity securities	1,369	425
Depreciation and amortization, net	(5,922)	(2,890)
Provision for loan losses	1,070	8,302
Amortization of issuance costs on subordinated debt	118	112
Share-based compensation	1,607	763
Net change in fair value of derivative instruments	4,338	(4,975)
Net change in fair value of loans held for sale	3,311	(3,847)
Net change in fair value of loans held for investment	189	(323)
Gain on sale of OREO	—	(6)
Amortization and net impairment of servicing rights	1,109	816
SBA loan income	(6,898)	(2,733)
Proceeds from sale of loans	2,483,373	2,235,986
Loans originated for sale	(2,270,693)	(2,356,821)
Mortgage banking income	(75,932)	(77,116)
Decrease (increase) in accrued interest receivable	473	(2,334)
(Increase) decrease in other assets	(3,693)	8,995
Earnings from investment in life insurance	(365)	(279)
(Increase) decrease income in deferred income tax	(768)	1,254
(Decrease) increase in accrued interest payable	(1,122)	66
(Decreased) increase in other liabilities	(1,591)	11,047
Net cash provided by (used in) operating activities	165,123	(158,465)
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	10,447	8,247
Sales	23,585	45,927
Purchases	(74,341)	(114,494)
Activity in held-to-maturity securities:
Maturities, repayments and calls	—	2,140
Proceeds from sale of OREO	—	126
Decrease in restricted stock	2,743	211
Net increase in loans	(87,575)	(312,112)
Purchases of premises and equipment	(5,374)	(747)
Purchase of bank owned life insurance	(10,000)	—
Net cash used in investing activities	(140,515)	(370,702)
Cash flows from financing activities:
Net increase in deposits	205,079	390,167
Decrease in short-term borrowings	(44,939)	(922)
Decrease in short-term borrowings with original maturity > 90 days	(20,579)	(15,479)
Repayment of long-term debt (subordinated debt)	(281)	(172)
(Repayment) proceeds from long-term debt, net	(165,546)	162,423
Repayment of acquisition note payable	—	(413)
Issuance costs on subordinated debt	—	(231)
Net purchase of treasury stock	(3,032)	(5,703)
Dividends paid	(9,679)	(1,525)
Purchase of common shares for ESOP	—	(2,000)
Share based awards and exercises	1,105	395
Net cash (used in) provided by financing activities	(37,872)	526,540
Net change in cash and cash equivalents	(13,264)	(2,627)
Cash and cash equivalents at beginning of period	36,744	39,371
Cash and cash equivalents at end of period	$23,480	36,744
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,534	13,594
Income taxes	14,069	5,295
Supplemental disclosure of cash flow information:
Transfers from loans held for sale to loans held for investment	8,410	3,313
Net loans purchased, not settled	—	325

The accompanying notes are an integral part of these consolidated financial statements.

(1)        Summary of Significant Accounting Policies

(a)          Nature of Operations

Meridian Corporation (“Meridian” or the “Corporation”) is a bank holding company engaged in banking activities through its wholly-owned subsidiary, Meridian Bank (the “Bank”), a full-service, state-chartered commercial bank with offices in the Delaware Valley tri-state market, which includes Pennsylvania, New Jersey and Delaware, as well as the Central Maryland market area.  We have a financial services business model with significant noninterest income streams from mortgage lending, small business (“SBA”) lending and wealth management services. We provide services to small and middle market businesses, professionals and retail customers throughout our market area. We have a modern, progressive, consultative approach to creating innovative solutions for our customers. We are technology driven, with a culture that incorporates significant use of customer preferred alternative delivery channels, such as mobile banking, remote deposit capture and bank-to-bank ACH. Our ‘Meridian everywhere’ philosophy of community presence, along with our strategic business footprint, allows us to provide the high degree of service, convenience and products our customers need to achieve their financial objectives.  We provide this service through three principal business line distribution channels, described further below.

The Corporation operates in a highly competitive market areas that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies and registered investment advisors. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Commission (“SEC”), Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania Department of Banking and Securities.

The Bank was incorporated on March 16, 2004 under the laws of the Commonwealth of Pennsylvania and is a Pennsylvania state-chartered bank. The Bank commenced operations on July 8, 2004 and is a full-service bank providing personal and business lending and deposit services through 6 full-service banking offices in Pennsylvania, 9 mortgage loan production offices throughout the Delaware Valley, and 8 mortgage loan production offices in Maryland. The Bank and Corporation are headquartered in Malvern, Pennsylvania, located in the western suburbs of Philadelphia.

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

(c)          Significant Concentrations of Credit Risk

Most of the Corporation’s activities are with customers located in the Delaware Valley tri-state market and the central Maryland market area. Note 4 discusses the types of securities that the Corporation invests in. Note 5 discusses types of lending that the Corporation engages in. Although the Corporation has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Corporation does not have any significant concentrations to any one industry or customer, however there is significant concentration of commercial real estate-backed loans, amounting to 37% and 38% of total loans held for investment, as of December 31, 2021 and December 31, 2020, respectively.

(d)          Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods. The Federal Reserve Board removed cash minimum reserve requirements in March 2020. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and the federal funds purchased and repurchased agreements.

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

Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities. Equity securities are carried at fair value, with changes in fair value reported in net income.  At December 31, 2021 and 2020, investments in equity securities consisted of an investment in mutual funds with a fair value of $2.4 million, and $1 million, respectively.

The Corporation’s accounting policy specifies that (a) if the Corporation does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When the Corporation does not intend to sell the security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Corporation did not recognize any other-than-temporary impairment charges during the years ended December 31, 2021 and 2020.

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

Another key assumption is the look-back period (“LBP”), which represents the historical data period utilized to calculate loss rates. Our LBP goes back to Q1 2010 for all portfolio segments, as applicable, which encompasses our loss experience during the Financial Crisis, and our more recent improved loss experience.

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

Loans whose terms are modified are classified as TDRs if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. TDRs are considered impaired loans

No portion of the Allowance is restricted to any individual loan or groups of loans, and the entire Allowance is available to absorb any and all loan and lease losses.

The Corporation has identified the following portfolio segments with similar risk characteristics for measuring credit losses:

Commercial mortgage – Our commercial real estate loans are secured by real estate that is both owner-occupied and investor owned. Owner-occupied commercial real estate loans generally involve less risk than an investment property and are distinctly reported from non-owner occupied commercial real estate loans for measuring loan concentrations for regulatory purposes. Repayment of commercial real estate loans depends on the cash flow of the borrower and the net operating income of the property, the borrower’s profitability, and the value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flows from the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with oversupply of units in a specific region.

Residential mortgage – Residential loans held in portfolio are primarily secured by single-family homes located in our market areas. Residential loans are generally made on the basis of the borrower’s ability to make repayment from employment income or other income, and are secured by real property whose value tends to be more easily ascertainable. Repayment of single-family loans are subject to adverse employment conditions in the local economy leading to increased default rates and decreased market values, including from oversupply in a geographic area. In general, these loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Construction – Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, additional funds may be required to be advanced in excess of the amount originally committed to permit completion of the building.

Commercial and Industrial – We provide a variety of variable and fixed rate commercial business loans and lines of credit. These loans and lines of credit are made to small and medium-sized manufacturers and wholesale, retail and service-related businesses.  Commercial business loans generally include lines of credit and term loans with a maturity of five years or less. The primary source of repayment for commercial business loans is generally operating cash flows of the business and may also include collateralization of inventory, accounts receivable, equipment and/or personal guarantees.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Furthermore, any collateral securing such loans may depreciate over time, may be difficult to appraise, and may fluctuate in value.

Leases – Meridian Equipment Finance (“MEF”) specializes in small ticket equipment leases for small and mid-sized businesses nationally and through a broad range of industries.  The Bank’s credit risk generally results from the potential default of borrowers which may be driven by customer specific or broader industry related conditions.

Consumer, including home equity – Our consumer-lending department principally originates home equity based products for our clients and prospects. These loans typically fund completely at closing. Additional products include smaller dollar personal loans and our student loan refinance product, designed to provide additional flexibility in repayment terms desired in the marketplace. Most consumer loans are originated in Meridian’s primary market and surrounding areas.

The largest component of Meridian’s consumer loan portfolio consists of fixed rate home equity loans and variable rate home equity lines of credit.  Substantially all home equity loans and lines of credit are secured by junior lien mortgages on principal residences.  The Bank will lend amounts, which, together with all prior liens, typically may be up to 90 percent of the appraised value of the property securing the loan.  Home equity term loans may have maximum terms up to 20 years, while home equity lines of credit generally have maximum terms of 15 years.

Credit risk on such loans is mitigated through prudent underwriting standards, including evaluation of the creditworthiness of the borrower through credit scores and debt-to-income ratios and, if secured, the collateral value of the assets.

h)          Mortgage Banking Activities and Mortgage Loans Held for Sale

The Corporation’s mortgage banking division operates 9 offices in the tri-state area of Pennsylvania, Delaware and New Jersey and another 8 offices in Maryland. The mortgage banking division originates conventional mortgages, FHA, VA, USDA, and other state insured mortgages. The loans are generally sold to various investors in the secondary market.

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

(i)Loan Servicing Rights

The Corporation sells substantially all of the residential mortgage loans originated for sale in the secondary market; however, the Corporation may retain the servicing rights related to some of these loans. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received in return for these services. Mortgage servicing rights (“MSRs") are recognized when a loan’s servicing rights are retained upon sale of a loan. When mortgage loans are sold with servicing retained, MSRs are initially recorded at fair value with the income effect recorded in non-interest income.

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

These servicing assets amortize in proportion to, and over the period of, the estimated future net servicing life of the underlying loans.  The servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the servicing assets.

(j)          Other Real Estate Owned

Other real estate owned (OREO) is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. The Corporation acquires OREO through the wholly owned subsidiary of the Bank, Apex Realty. OREO is recorded at the lower of cost or fair value, or the loan amount net of estimated selling costs, at the date of foreclosure. The cost basis of OREO is its recorded value at the time of acquisition. After acquisition, valuations are periodically performed by management and subsequent changes in the valuation allowance are charged to OREO expense. Revenues, such as rental income, and holding expenses are included in other income and other expenses, respectively.  The Corporation had no OREO at December 31, 2021 and 2020.

(k)          Restricted Investment in Bank Stock

Restricted bank stock is principally comprised of stock in the Federal Home Loan Bank of Pittsburgh (FHLB). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. As of December 31, 2021, and 2020, the Corporation had an investment of $5.1 million and $7.9 million, respectively, related to the FHLB stock. Also included in restricted stock is secondary stock from a correspondent bank in the amount of $50 thousand as of December 31, 2021 and 2020. All restricted stock is carried at cost.

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

Management believes no impairment charge is necessary related to these bank restricted stocks as of December 31, 2021 or 2020.

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

(m)         Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 12 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years and 3 to 5 years for computer software and hardware, respectively. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of maintenance and repairs are expensed as incurred; while major replacements, improvements and additions are capitalized.

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

(p)          Employee Benefit Plans

The Corporation has a 401(k) Plan (the Plan) and an Employee Stock Ownership Plan (ESOP). All employees are eligible to participate in the Plan and ESOP after they have attained the age of 21 and have also completed 3 consecutive months of service. Employees must participate in the Plan to be eligible for participation in the ESOP. The employees may contribute to the Plan up to the maximum percentage allowable by law of their compensation. The Corporation may make a discretionary matching contribution to the Plan and the ESOP. Full vesting in the Corporation’s contribution to the Plan and ESOP is over a three-year period. The Corporation recorded expense for the Plan and ESOP of $1.4 million and $1.1 million, respectively for the year ended December 31, 2021 and

$1.1 million and $1.2 million, respectively for the year ended December 31, 2020. The expense recorded by the Corporation for the ESOP for the year ended December 31, 2021 included a $663 thousand employer contribution, in addition to $437 thousand in stock compensation related expense.   The expense recorded by the Corporation for the ESOP for the year ended December 31, 2020 included a $550 thousand employer contribution, and a $600 thousand one-time contribution approved by the Board of Directors.  There was no such contribution made in 2021.

During the year ended December 31, 2021, 45,606 shares were purchased by the ESOP at an average market value of $24.30, while for the year ended December 31, 2020, 161,576 shares were purchased by the ESOP at an average market value of $15.06.  Shares in the ESOP that are committed to be released to employees are treated as outstanding shares in the Corporation’s computation of earnings per share.

On August 31, 2020 the Corporation established a $2 million stock purchase authorization with the ESOP.  By the end of 2020 the ESOP had fully utilized the $2 million loan to purchase 133,280 Corporation common shares and as of December 31, 2021, 26,656 of these common shares were released to the ESOP leaving 106,624 unallocated shares. The 133,280 common shares purchased using the loan proceeds are included in the 161,576 shares purchased by the ESOP in 2020.

There were 269,904 shares in the ESOP as of December 31, 2021. Shares in the ESOP would be impacted by any stock dividends and stock splits in the same manner as all other outstanding common shares of the Corporation.

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

The Corporation follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2021, and 2020, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. The Corporation’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Corporation is no longer subject to examination by federal, state and local taxing authorities for years before January 1, 2018.

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

The components of other comprehensive income (loss) for the years ended December 31, 2021 and 2020 consist of unrealized holding gains and (losses) arising during the year on available-for-sale securities.

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

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period reduced by unearned ESOP Plan shares and treasury shares. Diluted earnings per common share takes into account the potential dilution computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock and if restricted stock awards were vested, and SERP plan liabilities were satisfied with common shares. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.

	Year Ended
	December 31,
(dollars in thousands, except per share data)	2021	2020
Numerator:
Net income available to common stockholders	$35,585	26,438
Denominator for basic earnings per share
Weighted average shares outstanding	6,133	6,159
Average unearned ESOP shares	(114)	(37)
Basic weighted averages shares outstanding	6,019	6,122
Dilutive effects of assumed exercises of stock options	130	23
Dilutive effects of SERP shares	57	42
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,206	6,187
Basic earnings per share	$5.91	4.32
Diluted earnings per share	$5.73	4.27
Antidilutive shares excluded from computation of average dilutive earnings per share	139	275

(3)	Goodwill and Other Intangibles

The Corporation’s goodwill and intangible assets are detailed below:

	Balance		Balance	Amortization
	December 31,	Amortization	December 31,	Period
(dollars in thousands)	2020	Expense	2021	(in years)
Goodwill - Wealth	$899	—	899	Indefinite
Total Goodwill	899	—	899

Intangible assets - trade name	266	—	266	Indefinite
Intangible assets - customer relationships	3,319	(206)	3,113	20
Intangible assets - non competition agreements	16	(16)	—	4
Total Intangible Assets	3,601	(222)	3,379
Total	$4,500	(222)	4,278

Accumulated amortization of intangible assets was $1.2 million and $1 million as of December 31, 2021 and 2020, respectively.

In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill and identifiable intangible assets as of December 31, 2021 and determined it was more likely than not that the fair value of the Corporation, including the wealth reporting unit where the goodwill and identifiable intangible assets are held, was more than its carrying amount.

At December 31, 2021, the schedule of future intangible asset amortization is as follows (in thousands):

2022	204
2023	204
2024	204
2025	204
2026	204
Thereafter	2,093
$3,113

(4)	Securities

The amortized cost and approximate fair value of securities as of December 31, 2021 and 2020 are as follows:

	December 31, 2021
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$16,850	55	(68)	16,837	10
U.S. government agency mortgage-backed securities	9,749	124	(60)	9,813	3
U.S. government agency collateralized mortgage obligations	22,276	358	(253)	22,381	10
State and municipal securities	72,099	1,379	(496)	72,982	12
U.S. Treasuries	29,973	1	(246)	29,728	21
Non-U.S. government agency collateralized mortgage obligations	990	─	(15)	975	1
Corporate bonds	6,450	154	(18)	6,586	5
Total securities available-for-sale	$158,387	2,071	(1,156)	159,302	62
Securities held-to-maturity:
State and municipal securities	6,372	219	─	6,591	—
Total securities held-to-maturity	$6,372	219	—	6,591	—

	December 31, 2020
		Gross	Gross		# of Securities
	Amortized	unrealized	unrealized	Fair	in unrealized
(dollars in thousands)	cost	gains	losses	value	loss position
Securities available-for-sale:
U.S. asset backed securities	$25,303	364	(75)	25,592	8
U.S. government agency mortgage-backed securities	3,854	192	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,010	916	(17)	23,909	1
State and municipal securities	63,848	2,025	(63)	65,810	3
Corporate bonds	4,200	7	(2)	4,205	2
Total securities available-for-sale	$120,215	3,504	(157)	123,562	14
Securities held-to-maturity:
State and municipal securities	6,510	347	—	6,857	—
Total securities held-to-maturity	$6,510	347	—	6,857	—

Although the Corporation’s investment portfolio overall is in a net unrealized gain position at December 31, 2021, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and the Corporation does not intend to sell these securities prior to recovery and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.

As of December 31, 2021 and 2020, securities having a fair value of $92.2 million and $55.9 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at December 31, 2021 and 2020:

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$12,330	(68)	—	—	12,330	(68)
U.S. government agency mortgage-backed securities	3,852	(60)	—	—	3,852	(60)
U.S. government agency collateralized mortgage obligations	8,836	(187)	1,657	(66)	10,493	(253)
State and municipal securities	14,994	(427)	2,019	(69)	17,013	(496)
U.S. Treasuries	28,750	(246)	—	—	28,750	(246)
Non-U.S. government agency collateralized mortgage obligations	975	(15)	—	—	975	(15)
Corporate bonds	2,232	(18)	—	—	2,232	(18)
Total securities available-for-sale	$71,969	(1,021)	3,676	(135)	75,645	(1,156)

	December 31, 2020
	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities available-for-sale:
U.S. asset backed securities	$2,884	(4)	7,443	(71)	10,327	(75)
U.S. government agency collateralized mortgage obligations	2,284	(17)	—	—	2,284	(17)
State and municipal securities	4,163	(63)	—	—	4,163	(63)
Corporate bonds	1,198	(2)	—	—	1,198	(2)
Total securities available-for-sale	$10,529	(86)	7,443	(71)	17,972	(157)

The amortized cost and carrying value of securities at December 31, 2021 and 2020 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2021				December 31, 2020
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value	cost	value	cost	value
Investment securities:
Due in one year or less	$—	—	763	769	$—	—	—	—
Due after one year through five years	12,934	12,885	2,354	2,397	—	—	3,181	3,288
Due after five years through ten years	30,890	30,798	3,255	3,425	12,035	12,095	3,329	3,569
Due after ten years	81,548	82,450	—	—	81,316	83,512	—	—
Subtotal	125,372	126,133	6,372	6,591	93,351	95,607	6,510	6,857
Mortgage-related securities	33,015	33,169	—	—	26,864	27,955	—	—
Mutual funds with no stated maturity	—	—	—	—	—	—	—	—
Total	$158,387	159,302	6,372	6,591	$120,215	123,562	6,510	6,857

Proceeds from the sale of available for sale investment securities totaled $23.6 million for the year ended December 31, 2021, resulting in a gross gain on sale of $634 thousand and a gross loss on sale of $199 thousand for the year ended December 31, 2021. Proceeds from the sale of available for sale investment securities totaled $45.9 million for the year ended December 31, 2020, resulting in a gross gain on sale of $1.5 million and a gross loss on sale of $196 thousand for the year ended December 31, 2020.

(5)	Loans Receivable

Loans and leases outstanding at December 31, 2021 and 2020 are detailed by category as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Mortgage loans held for sale	$80,882	229,199
Real estate loans:
Commercial mortgage	516,928	485,103
Home equity lines and loans	52,299	64,987
Residential mortgage (1)	68,175	52,454
Construction	160,905	140,246
Total real estate loans	798,307	742,790

Commercial and industrial	293,771	261,750
Small business loans	114,158	49,542
Paycheck Protection Program ("PPP") loans	90,194	203,543
Main Street Lending Program ("MSLP") loans	597	580
Consumer	419	511
Leases, net	88,242	31,040
Total portfolio loans and leases	1,385,688	1,289,756
Total loans and leases	$1,466,570	1,518,955

Loans with predetermined rates	$488,220	658,458
Loans with adjustable or floating rates	978,350	860,497
Total loans and leases	$1,466,570	1,518,955

Net deferred loan origination costs (fees)	$769	(4,992)

(1) Includes $17,558 and $12,182 of loans at fair value as of December 31, 2021 and 2020, respectively.

Components of the net investment in leases at December 31, 2021 and 2020 are detailed as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Minimum lease payments receivable	$105,608	37,919
Unearned lease income	(17,366)	(6,879)
Total	$88,242	31,040

Age Analysis of Past Due Loans and Leases

The following table presents an aging of the Corporation’s loan and lease portfolio as of December 31, 2021 and 2020, respectively:

					Total
		90+ days			accruing	Nonaccrual	Total loans
December 31, 2021	30-89 days	past due and	Total past		loans and	loans and	portfolio	Delinquency
(dollars in thousands)	past due	still accruing	due	Current	leases	leases	and leases	percentage
Commercial mortgage	$—	—	—	516,928	516,928	—	516,928	—%
Home equity lines and loans	103	—	103	51,285	51,388	911	52,299	1.94
Residential mortgage (1)	600	—	600	65,177	65,777	2,398	68,175	4.40
Construction	—	—	—	160,905	160,905	—	160,905	—
Commercial and industrial	—	—	—	274,970	274,970	18,801	293,771	6.40
Small business loans	—	—	—	113,492	113,492	666	114,158	0.58
Paycheck Protection Program loans	—	—	—	90,194	90,194	—	90,194	—
Main Street Lending Program loans	—	—	—	597	597	—	597	—
Consumer	—	—	—	419	419	—	419	—
Leases, net	390	—	390	87,640	88,030	212	88,242	0.68
Total	$1,093	—	1,093	1,361,607	1,362,700	22,988	1,385,688	1.74%

(1) Includes $17,558 of loans at fair value as of December 31, 2021 ($16,768 of current, $189 of 30-89 days past due and $601 of nonaccrual).

The increase in nonaccrual loans and leases was largely due to one commercial loan relationship for $13.8 million that had been on COVID-19 deferral but became a non-performing loan relationship late in 2021.

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

(6)Allowance for Loan and Lease Losses (the Allowance)

The Allowance is evaluated on at least a quarterly basis, as losses are estimated to be probable and incurred.  The provision for loan and lease losses increase or decrease the ALLL, if deemed necessary.  Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance.

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

Roll-Forward of the Allowance by Portfolio Segment

The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, as of December 31, 2021 and 2020, respectively:

	Balance,				Balance,
(dollars in thousands)	December 31, 2020	Charge-offs	Recoveries	Provision	December 31, 2021
Commercial mortgage	$7,451	—	—	(2,501)	4,950
Home equity lines and loans	434	(81)	82	(211)	224
Residential mortgage	385	—	5	(107)	283
Construction	2,421	—	—	(379)	2,042
Commercial and industrial	5,431	—	41	1,061	6,533
Small business loans	1,259	—	—	2,478	3,737
Consumer	4	—	4	(5)	3
Leases	382	(130)	—	734	986
Total	$17,767	(211)	132	1,070	18,758

	Balance,				Balance,
(dollars in thousands)	December 31, 2019	Charge-offs	Recoveries	Provision	December 31, 2020
Commercial mortgage	$3,426	—	—	4,025	7,451
Home equity lines and loans	342	(90)	14	168	434
Residential mortgage	179	—	7	199	385
Construction	2,362	—	—	59	2,421
Commercial and industrial	2,684	(31)	58	2,720	5,431
Small business loans	509	—	—	750	1,259
Consumer	6	(10)	4	4	4
Leases	5	—	—	377	382
Total	$9,513	(131)	83	8,302	17,767

The Allowance Allocated by Portfolio Segment

The following table details the allocation of the Allowance and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2021 respectively:

	Allowance on loans and leases			Carrying value of loans and leases
	Individually	Collectively		Individually	Collectively
December 31, 2021	evaluated	evaluated		evaluated	evaluated
(dollars in thousands)	for impairment	for impairment	Total	for impairment	for impairment	Total
Commercial mortgage	$—	4,950	4,950	$3,556	513,372	516,928
Home equity lines and loans	—	224	224	905	51,394	52,299
Residential mortgage	—	283	283	1,797	48,820	50,617
Construction	—	2,042	2,042	1,206	159,699	160,905
Commercial and industrial	2,900	3,633	6,533	17,361	276,410	293,771
Small business loans	376	3,361	3,737	792	113,366	114,158
Paycheck Protection Program loans	—	—	—	—	90,194	90,194	(2)
Main Street Lending Program	—	—	—	—	597	597	(2)
Consumer	—	3	3	—	419	419
Leases, net	—	986	986	212	88,030	88,242
Total	$3,276	15,482	18,758	$25,829	1,342,301	1,368,130	(1)
(1)	Excludes deferred fees and loans carried at fair value.
(2)	PPP and MSLP loans are not reserved against as they are 100% guaranteed.

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

The following table details the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2021 and 2020, respectively:

December 31, 2021		Special
(dollars in thousands)	Pass	mention	Substandard	Doubtful	Total
Commercial mortgage	$481,551	29,452	5,925	—	516,928
Home equity lines and loans	50,908	—	1,391	—	52,299
Construction	151,608	9,297	—	—	160,905
Commercial and industrial	236,298	14,603	42,870	—	293,771
Small business loans	112,096	—	2,062	—	114,158
Paycheck Protection Program loans	90,194	—	—	—	90,194
Main Street Lending Program loans	597	—	—	—	597
Total	$1,123,252	53,352	52,248	—	1,228,852

Commercial and industrial loans classified as substandard totaled $42.9 million as of December 31, 2021, an increase of $33.9 million, from $9.0 million as of December 31, 2020. The increase was driven by the $13.8 million commercial loan relationship in the advertising industry that became a non-performing loan relationship late in 2021, discussed above. The remaining $20.1 million of increase year-over-year was comprised of 18 different loan relationships with no specific industry concentration.

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

In addition to credit quality indicators as shown in the above tables, Allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as December 31, 2021 and 2020, respectively.

	December 31, 2021			December 31, 2020
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage	$48,820	1,797	50,617	$38,457	1,815	40,272
Consumer	419	—	419	511	—	511
Leases, net	88,030	212	88,242	31,040	—	31,040
Total	$137,269	2,009	139,278	$70,008	1,815	71,823

There were four nonperforming residential mortgage loans at December 31, 2021 and five at December 31, 2020 with a combined outstanding principal balance of $601 thousand and $910 thousand, respectively, which were carried at fair value and not included in the table above. No TDR’s performing according to modified terms are included in performing residential mortgages above for the twelve months ended December 31, 2021 and 2020, respectively.

Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the periods.

	As of December 31, 2021			As of December 31, 2020
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	investment	balance	allowance	investment	balance	allowance
Impaired loans with related allowance:
Commercial and industrial	$17,147	17,310	2,900	3,860	3,902	1,563
Small business loans	666	666	376	—	—	—
Home equity lines and loans	—	—	—	95	105	9
Residential mortgage	—	—	—	689	689	73
Total	$17,813	17,976	3,276	4,644	4,696	1,645
Impaired loans without related allowance:
Commercial mortgage	$3,556	3,559	—	1,606	1,642	—
Commercial and industrial	214	269	—	785	862	—
Small business loans	126	126	—	185	185	—
Home equity lines and loans	905	935	—	826	839	—
Residential mortgage	1,797	1,797	—	1,128	1,128	—
Construction	1,206	1,206	—	1,206	1,206	—
Leases	212	212	—	—	—	—
Total	8,016	8,104	—	5,736	5,862	—
Grand Total	$25,829	26,080	3,276	10,380	10,558	1,645

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(dollars in thousands)	investment	recognized	investment	recognized
Impaired loans with related allowance:
Commercial and industrial	17,349	15	3,907	31
Small business loans	887	—	—	—
Home equity lines and loans	—	—	102	—
Residential mortgage	—	—	689	—
Total	$18,236	15	4,698	31
Impaired loans without related allowance:
Commercial mortgage	$3,578	43	1,697	86
Commercial and industrial	239	24	832	19
Small business loans	154	14	213	14
Home equity lines and loans	914	—	831	—
Residential mortgage	1,807	11	1,131	133
Construction	1,206	62	1,208	45
Leases	240	—	—	—
Total	$8,138	154	5,912	297
Grand Total	$26,374	169	10,610	328

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

The balance of TDRs at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
TDRs included in nonperforming loans and leases	$361	244
TDRs in compliance with modified terms	3,446	3,362
Total TDRs	$3,807	3,606

There were 2 loan and lease modifications granted during the year ended December 31, 2021 on commercial mortgages and no loan and lease modifications granted during the year ended December 31, 2020 that were categorized as TDRs. No loan and lease modifications granted during the twelve months ended December 31, 2021 and 2020 subsequently defaulted during the same time period.

COVID-19 Assistance to Customers

During 2021 and 2020 we assisted customers that were impacted by the COVID-19 pandemic through 2 distinct and impactful ways: the issuance of PPP loans and short-term loan deferrals on a limited basis, in accordance with Section 4103 of the CARES Act.

Throughout the life of the PPP loan program we helped borrowers with the issuance of 1,451 such loans totaling over $370 million. As of March 10, 2022, approximately $314 million, or 1,224 loans, had been paid back.  Out of the remaining $56.3 million that have yet to be forgiven by the SBA, $31.7 million have submitted for forgiveness and are awaiting a response from the SBA, while the remaining $24.6 million has not yet submitted a request for forgiveness.

We also provided COVID-19 loan deferrals, typically in 3 month increments, to loan customers that amounted to $2.4 million as of December 31, 2021, down $21.8 million, or 90%, from the $24.2 million as of December 31, 2020 as detailed by industry concentration of the borrower in the table below:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Hotels	$—	11,832
C&I building construction	—	10,103
Other	2,424	2,243
Total	$2,424	24,178

As these modifications related to the COVID-19 pandemic and qualify under the provisions of either Section 4013 of the CARES Act or Interagency Guidance, they are not considered TDR’s. Management continues to monitor these deferrals and has adequately considered these credits in the December 31, 2021 allowance for loan losses balance.  These modified loans are classified as performing and are not considered past due. Loans are to be placed on non-accrual when it becomes apparent that payment of interest or recovery of all principal is questionable, and the COVID-19 related modification is no longer considered short-term or the modification is deemed ineffective.  As of January 31, 2022 the $2.4 million of deferrals that had existed as of December 31, 2021 expired without further deferral or modification given to these borrowers.

(7)	Bank Premises and Equipment

The components of premises and equipment at December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Building	$4,141	4,141
Leasehold improvements	3,347	3,202
Land	600	600
Land Improvements	218	218
Furniture, fixtures and equipment	3,229	2,700
Computer equipment and data processing software	7,971	7,034
Construction in process	3,763	—
Less: accumulated depreciation	(11,463)	(10,118)
Total	$11,806	7,777

Total depreciation expense for the years ended December 31, 2021 and 2020 totaled $1.3 million and $1.6 million, respectively.

In November 2021 Meridian purchased a building for $3.8 million that will serve as the future headquarters of our bank operations department, as well as other departments. As of December 31, 2021 this building was classified as construction in process as it has not yet been put into service, and therefore has not started to be depreciated.

(8)	Deposits

The components of deposits at December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Demand, non-interest bearing	$274,528	203,843
Demand, interest bearing	268,248	206,573
Savings accounts	45,038	8,056
Money market accounts	652,590	564,566
Time deposits	206,009	258,297
Total	$1,446,413	1,241,335

The aggregate amount of time deposits in denominations over $250 thousand were $179.8 million and $233.1 milllion as of December 31, 2021 and 2020, respectively.

At December 31, 2021, the scheduled maturities of time deposits are as follows (in thousands):

2022	$126,719
2023	18,106
2024	4,071
2025	24,271
2026	32,842
Total	$206,009

(9)	Short-Term Borrowings and Long-Term Debt

The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal Funds borrowing facilities with correspondent banks: one of $24 million and one of $15 million. Federal funds purchased generally represent one-day borrowings.  The Corporation had no Federal Funds purchased at December 31, 2021 and December 31, 2020. The Corporation also has a facility with the Federal Reserve discount window of $3.5 million. This facility is fully secured by investment securities. There were no borrowings under this at December 31, 2021 and $10 million at December 31, 2020.

Short-term borrowings at December 31, 2021 and December 31, 2020 consisted of the following notes:

			Balance as of
	Maturity	Interest	December 31,	December 31,
(dollars in thousands)	date	rate	2021	2020
Open Repo Plus Weekly	05/31/2022	0.33%	$36,458	60,416
Mid-term Repo-fixed	09/12/2022	0.23	4,886	—
Federal Reserve Discount Window	03/31/2021	0.25	—	10,000
Mid-term Repo-fixed	01/13/2021	0.36	—	4,605
Mid-term Repo-fixed	06/10/2021	0.10	—	6,376
Mid-term Repo-fixed	09/10/2021	0.11	—	10,000
Mid-term Repo-fixed	12/10/2021	0.16	—	10,000
Mid-term Repo-fixed	01/27/2021	0.23	—	5,465
Total			$41,344	106,862

As part of the CARES Act, the FRB of Philadelphia offered secured discounted borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility or PPPLF program. Advances from this facility are secured 100% by the aggregate face value of pools comprised of loans with common maturity dates. PPPLF advances mature concurrently with the loans in a given pool. At December, 2021, the Corporation had no of PPPLF advances with the FRB of Philadelphia. Advances made on the PPPLF were ended by the FRB on July 30, 2021.

Long-term debt at December 31, 2021 and December 31, 2020 consisted of the following fixed rate notes with the FHLB of Pittsburgh:

			Balance as of
	Maturity	Interest	December 31,	December 31,
(dollars in thousands)	date	rate	2021	2020
PPPLF Advances	2022	0.35%	$—	153,269
Mid-term Repo-fixed	06/29/2022	0.32	—	7,392
Mid-term Repo-fixed	09/12/2022	0.23	—	4,885
Total	`		$—	165,546

The FHLB of Pittsburgh has also issued $131.5 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2021.

The Corporation has a maximum borrowing capacity with the FHLB of $505.4 million as of December 31, 2021 and $638.9 million as of December 31, 2020. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(10)	Subordinated Debentures

In December 2008, the Bank issued $550 thousand of mandatory convertible unsecured subordinated debentures (2008 Debentures). The 2008 Debentures have a maturity date of December 18, 2023 and interest on the 2008 Debentures is paid quarterly at 6%. The 2008 Debentures are convertible into 1 share of the Corporation’s common stock for every $15 in principal amount of the 2008 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank. The 2008 Debentures began to repay principal in eight equal installments which commenced in December of 2016. As of December 31, 2021, $113 thousand of the 2008 Debentures remained outstanding, after pay downs of $56 thousand for 2021 and 2020 combined.

In December 2011, the Bank issued $1.4 million of mandatory convertible unsecured subordinated debentures (2011 Debentures). The 2011 Debentures have a maturity date of December 31, 2026 and interest on the 2011 Debentures is paid quarterly at 6%. The 2011 Debentures are convertible into 1 share of the Corporation’s common stock for every $17 in principal amount of the 2011 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank.  The 2011 Debentures began to repay principal in eight equal installments which commenced in December of 2020. As of December 31, 2021, $578 thousand of the 2011 Debentures remained outstanding, after pay downs of $116 thousand each during 2021 and 2020.

In April 2013, the Bank issued $1.4 million of mandatory convertible unsecured subordinated debentures (2013 Debentures). The 2013 Debentures have a maturity date of December 31, 2028 and interest on the 2013 Debentures is paid quarterly at 6.5%. The 2013 Debentures are convertible into 1 share of the Corporation’s common stock for every $22 in principal amount of the 2013 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank. As of December 31, 2021, $761 thousand of the 2013 Debentures remained outstanding, after pay downs of $109 thousand during 2021 and no payments during 2020.

In June, August and September 2014, the Bank issued $3 million, $100 thousand, and $7 million of non-convertible unsecured subordinated debentures (2014 Debentures). The 2014 Debentures have maturity dates of June 30, 2024, June 30, 2024 and September 30, 2024, respectively. Interest on all three tranches of the 2014 Debentures is paid quarterly at 7.25%.  During 2020, the Corporation redeemed the remaining $7.1 million of 2014 Debentures and therefore there was $0 outstanding as of December 31, 2021 and 2020.

Upon formation of the bank holding company, the Corporation assumed the 2008, 2011, 2013 and 2014 Debentures that were originally issued by the Bank.

During December 2019, the Corporation issued $40 million of fixed-to-floating rate non-convertible unsecured subordinated debentures (2019 Debentures). The 2019 Debentures have a maturity date of December 30, 2029 and interest on the 2019 Debentures is paid semiannually at 5.375%. The debt issuance costs are included as a direct deduction from the debt liability and these costs are amortized to interest expense using the effective yield method. During 2021 and 2020 the Corporation made interest payments of $2.2 million and $2.2 million on the 2019 Debentures, respectively.

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

Residential Mortgage Loans

MSRs are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  MSR’s are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR.  The Corporation serviced $1.0 billion and $506.0 million of residential mortgage loans as of December 31, 2021 and 2020, respectively. During the twelve months ended December 31, 2021, the Corporation recognized servicing fee income of $2.0 million, compared to $498 thousand during the twelve months ended December 31, 2020, respectively.

Changes in the MSR balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Balance at beginning of the period	$4,647	446
Servicing rights capitalized	6,769	4,856
Amortization of servicing rights	(1,087)	(318)
Change in valuation allowance	427	(337)
Balance at end of the period	$10,756	4,647

Activity in the valuation allowance for MSR’s was as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Valuation allowance, beginning of period	$(435)	(98)
Impairment	—	(337)
Recovery	427	—
Valuation allowance, end of period	$(8)	(435)

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2021, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 7.23% and a discount rate equal to 9.00%.  At December 31, 2020, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.39% and a discount rate equal to 9.00%.

At December 31, 2021 and 2020, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2021	December 31, 2020
Fair value of residential mortgage servicing rights	$11,241	$4,647

Weighted average life (months)	11.0	5.0

Prepayment speed	7.23%	9.39%
Impact on fair value:
10% adverse change	$(376)	$(183)
20% adverse change	(731)	(354)

Discount rate	9.00%	9.00%
Impact on fair value:
10% adverse change	$(436)	$(168)
20% adverse change	(840)	(329)

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

SBA Loans

SBA loan servicing assets are amortized to non-interest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying assets.  SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost.  Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset.  The Corporation serviced $115.1 million of SBA loans, as of December 31, 2021 and $55.9 million as of December 31, 2020.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Balance at beginning of the period	$970	337
Servicing rights capitalized	1,488	794
Amortization of servicing rights	(392)	(148)
Change in valuation allowance	(57)	(13)
Balance at end of the period	$2,009	970

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Valuation allowance, beginning of period	$(39)	(26)
Impairment	(57)	(13)
Recovery	—	—
Valuation allowance, end of period	$(96)	(39)

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.

At December 31, 2021, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.38%, and a discount rate equal to 9.01%. At December 31, 2020, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.73%, and a discount rate equal to 8.33%.

At December 31, 2021 and 2020, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2021	December 31, 2020
Fair value of SBA loan servicing rights	$2,107	$1,010

Weighted average life (years)	3.8	3.7

Prepayment speed	12.38%	12.73%
Impact on fair value:
10% adverse change	$(69)	$(37)
20% adverse change	(132)	(71)

Discount rate	9.01%	8.33%
Impact on fair value:
10% adverse change	$(54)	$(25)
20% adverse change	(106)	(49)

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

Total rental expense for the years ended December 31, 2021 and 2020 was $2.2 million and $1.9 million, respectively. Future minimum lease payments by year and in the aggregate, under these lease agreements, are as follows:

Future minimum lease payments

(dollars in thousands)
2022	$2,179
2023	1,874
2024	1,737
2025	1,456
2026	1,436
Thereafter	3,134
$11,816

Refer to footnote 23 for discussion of ASU 2016-02 Leases, which the Corporation adopted as of January 1, 2022.

(13)	Stock-Based Compensation

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

The Meridian Bank 2016 Equity Incentive Plan (2016 Plan) was amended on May 24, 2019 to authorize the Board of Directors to grant up to an aggregate of 686,900 stock awards that can take different forms. A total of 438,750 stock options and 43,208 shares of restricted stock have been granted under the 2016 Plan through December 31, 2021. As of December 31, 2021 there were 204,942 stock awards remaining to be issued.  Options granted under the 2016 Plan to directors are nonqualified options, while options granted to officers and other employees are incentive stock options, and are subject to the limitations under Section 422 of the Internal Revenue Code.

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

The following table provides information about stock options outstanding as of December 31, 2021 and 2020:

		Weighted	Weighted
		average	average
		exercise	grant date
	Shares	price	fair value
Outstanding at December 31, 2019	346,381	$16.13	$4.55
Exercised	(14,673)	13.64	3.74
Granted	94,650	17.70	5.07
Forfeited	(25,631)	17.03	4.73
Outstanding at December 31, 2020	400,727	16.53	4.69
Exercised	(77,265)	13.68	4.35
Granted	142,650	27.50	9.47
Forfeited	(4,148)	18.63	6.57
Outstanding at December 31, 2021	461,964	20.38	6.21
Exercisable at December 31, 2021	291,832	18.40	5.27
Nonvested at December 31, 2021	170,132	$23.77	$7.81

The weighted average remaining contractual life of the outstanding stock options at December 31, 2021 is 7.6 years. At December 31, 2021 the range of exercise prices is $11.79 to $31.00. The aggregate intrinsic value of options outstanding and exercisable was $7.6 million and $5.4 million, respectively, as of December 31, 2021.

The fair value of each option granted in 2021 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk-free interest rate of between 1.02% and 1.54%, expected life of 5.75 years, and expected volatility of between 39.25% and 40.97% based on an average of the Corporation’s share price since going public. The weighted average fair value of options granted in 2021 was $8.14 to $9.57 per share.

The fair value of each option granted in 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk-free interest rate of between 0.47% and 1.68%, expected life of 5.75 years, and expected volatility of 21.81% and 39.65% based on an average of the Corporation’s share price since going public. The weighted average fair value of options granted in 2020 was $4.47 to $5.87 per share.

Total stock option compensation cost for the twelve months ended December 31, 2021 and December 31, 2020 was $803 thousand and $451 thousand, respectively. During the twelve months ended December 31, 2021 and December 31, 2020, the Corporation received $1.0 million and $200 thousand from the exercise of stock options, respectively. There were no tax benefits recognized related to stock compensation cost for the twelve months ended December 31, 2021 and 2020.

In accordance with ASU 2016-09 – Compensation – Stock Compensation (ASU 2016-09), forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2021, we recognized the forfeiture of 4,148 of shares of stock options that were previously granted to officers and other employees.

As of December 31, 2021, there was $1.3 million of unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of 1.24 years.  During 2021, the intrinsic value of options exercised was $1.2 million.

Restricted Stock

The restricted stock granted under the 2016 Plan vest according to each award’s specific vesting schedule.  All awards granted in 2021 vest 100% one year from the grant date, while all awards granted in 2020 vest 50% one year from the grant date and the remaining 50% on the second anniversary of the grant date. The grant date fair value of the restricted stock is based on the closing price on the date prior to the grant.

		Weighted	Weighted
		average	average
		exercise	grant date
	Shares	price	fair value
Outstanding at December 31, 2019	—	$—	$—
Granted	33,208	14.00	14.00
Outstanding at December 31, 2020	33,208	14.00	14.00
Granted	10,000	26.36	26.36
Vested	(16,603)	14.00	14.00
Outstanding at December 31, 2021	26,605	18.65	18.65
Nonvested at December 31, 2021	26,605	$18.65	$18.65

Compensation expense for restricted stock is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight-line basis over the vesting period.  For the years ended December 31, 2021 and 2020, the Corporation recognized $460 thousand and $80 thousand of expense related to the restricted stock, respectively.  As of December 31, 2021, there was $189 thousand in unrecognized compensation costs related to restricted stock. This cost will be recognized over a weighted average period of 0.23 years.

(14)	Income Taxes

The components of the federal and state income tax expense for the years ended December 31, 2021 and 2020 were:

(dollars in thousands)	2021	2020
Federal:
Current	$10,022	5,703
Deferred	(717)	1,242
Total federal income tax expense	9,305	6,945
State:
Current	1,463	1,141
Deferred	(51)	12
Total state income tax expense	1,412	1,153
Total income tax expense	$10,717	8,098

A reconciliation of the statutory income tax at 21% to the income tax expense included in the statement of operations is as follows for 2021 and 2020, respectively:

(dollars in thousands)	2021		2020
Federal income tax at statutory rate	$9,733	21.0%	7,252	21.0%
State tax expense, net of federal benefit	1,116	2.4	911	2.6
Tax exempt interest	(248)	(0.5)	(153)	(0.4)
Bank owned life insurance	(77)	(0.2)	(59)	(0.2)
Incentive stock options	81	0.2	74	0.2
ESOP	41	0.1	—	—
Other	71	0.1	73	0.2
Effective income tax rate	$10,717	23.1%	8,098	23.4%

The components of the net deferred tax asset at December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan and lease losses	$4,345	4,230
Intangibles	—	30
Accrued incentive compensation	287	—
Accrued retirement	874	528
Deferred rent	141	180
Mortgage repurchase reserve	738	641
Other	183	122
Total deferred tax asset	6,568	5,731
Deferred tax liabilities:
Property and equipment	(535)	(377)
Loan servicing rights	(2,957)	(1,337)
Intangibles	(15)	—
Mortgage pipeline fair-value adjustment	(308)	(1,156)
Hedge instrument fair-value adjustment	(190)	(1,252)
Unrealized gain on available for sale securities	(213)	(797)
Prepaid expenses	(465)	(340)
Deferred loan costs	(471)	(406)
Other	(1)	(4)
Total deferred tax liability	(5,155)	(5,669)
Net deferred tax asset	$1,413	62

The effective tax rates for the twelve-month periods ended December 31, 2021 and 2020 were 23.1% and 23.4% respectively. The decrease in rate from 23.4% to 23.1% between 2020 and 2021 was primarily related to the decrease in state income tax expense from Meridian’s mortgage division, specifically in Maryland.

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

As of December 31, 2021, the Corporation had an investment in low income housing tax credits of $3.3 million on which it recognized tax credits of $161 thousand, amortization of $183 thousand and tax benefits from losses of $144 thousand during the year ended December 31, 2021. As of December 31, 2020, the Corporation had an investment in low income housing tax credits of $1.3 million on which it recognized tax credits of $161 thousand, amortization of $180 thousand and tax benefits from losses of $26 thousand during the year ended December 31, 2020.

(15)Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of FASB ASU 2014-09 (Topic 606), “Revenue for Contracts with Customers” (ASC 606) is recognized within non-interest income. The following table presents the Corporation’s non-interest income by revenue stream and reportable segment for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021				Year Ended December 31, 2020
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Non-interest Income
Mortgage banking income (1)	$1,097	—	74,835	75,932	$1,632	—	74,829	76,461
Wealth management income	—	4,801	—	4,801	—	3,854	—	3,854
SBA loan income (1)	6,898	—	—	6,898	2,572	—	—	2,572
Net change in fair values (1)	43	—	(7,881)	(7,838)	(40)	—	9,185	9,145
Net gain (loss) on hedging activity (1)	—	—	2,961	2,961	—	—	(9,400)	(9,400)
Earnings on investment in life insurance (1)	365	—	—	365	279	—	—	279
Net gain on sale of investment securities available-for-sale (1)	435	—	—	435	1,345	—	—	1,345
Dividends on FHLB stock (1)	191	—	—	191	325	—	—	325
Service charges	128	—	—	128	107	—	—	107
Other (2)	1,622	1	2,492	4,115	1,468	14	748	2,230
Non-interest income	$10,779	4,802	72,407	87,988	$7,688	3,868	75,362	86,918
(1)	Not within the scope of ASC 606.
(2)	Within other non-interest income is $1.2 million and $925 thousand for the years ended December 31, 2021 and 2020, respectively, which are in the scope of ASC 606. These amounts include wire transfer fees, ATM/debit card commissions, and title fee income.

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

(16)Transactions with Executive Officers, Directors and Principal Stockholders

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties). Loans receivable from related parties totaled $5.1 million and $3.3 million at December 31, 2021 and 2020, respectively. Advances, repayments, and the effect of changes in composition of related parties during 2021 totaled $2.8 million, $1.3 million, and $284 thousand, respectively. Advances, repayments, and the effect of changes in composition of related parties during 2020 totaled $4.9 million, $3.8 million, and $1.5 million, respectively.

Deposits of related parties totaled $34.7 million and $25.6 million at December 31, 2021 and 2020, respectively. Subordinated debt held by related parties totaled $409 thousand and $485 thousand at December 31, 2021 and 2020, respectively.

The Corporation paid legal fees of $22 thousand and $8 thousand to a law firm of a director for the years ended December 31, 2021 and 2020, respectively.

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

A summary of the Corporation’s financial instrument commitments at December 31, 2021 and 2020 is as follows:

(dollars in thousands)	2021	2020
Commitments to fund loans and commitments under lines of credit	$486,632	421,399
Letters of credit	25,986	8,928

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

Outstanding letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The majority of these are standby letters of credit that expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

Not included in commitments outstanding, in the table above are mortgage loan commitments of $143.9 million and $428.8 million in 2021 and 2020, respectively, which included interest rate lock commitments. These rate lock commitments represent an agreement to extend credit to a mortgage loan applicant whereby the interest rate on the loan is set prior to funding. The loan commitment binds the Corporation to lend funds to a potential borrower at the specified rate, regardless of whether interest rates change between the commitment date and the loan funding date. The Corporation’s loan commitments generally range between 30 and 120 days; however, the borrower is not obligated to obtain the loans. As such, these commitments are subject to interest rate risk and related price risk during the period from interest rate lock commitment through the loan funding date or expiration date. To manage this risk, the Corporation either locks the rate with the investor purchasing the loan on a “best efforts” basis or economically hedges this risk for loans sold to investors on its mandatory sales channel using the forward sale of mortgage-backed securities, in addition to best-efforts forward sale commitments to substantially eliminate these risks. At December 31, 2021 and 2020, the Corporation had a notional amount of $68.6 million and $230.1 million, respectively, related to commitments on the mandatory channel.  At December 31, 2021 and 2020, the Corporation had best efforts forward sale commitments to sell loans amounting to $75.8 million and $198.7 million, respectively. The Corporation is only obligated to settle the forward sale commitment if the loan closes in accordance with the terms of the interest rate lock commitment. The Corporation’s forward sale commitments generally expire within 90 days.

Loans sold under FHA or investor programs are subject to indemnification or repurchase if they fail to meet the origination criteria of those programs or if the loan is two or three months delinquent during a set period that usually varies from the first six months to a year after the loan is sold. There was one indemnification signed for the year ended December 31, 2021 for $109 thousand, and no indemnifications signed for the year ended December 31, 2020.  A repurchase reserve of $3.2 million was recorded at December 31, 2021, as compared to $2.7 million as of December 31, 2020. There were six loans repurchased for the year ended December 31, 2021 with a total unpaid principal balance of $1.3 million, as compared to one loan repurchased for the year ended December 31, 2020 with an unpaid principal balance of $153 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2021, that the Bank and the Corporation meet all capital adequacy requirements to which it is subject.

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

As of December 31, 2021, the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank is subject to certain restrictions on the amount of dividends that it may declare and pay to the Corporation due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.

The Corporation’s and the Banks’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2021 and the Basel III rules at December 31, 2020 are presented below.

	December 31, 2021
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$160,379	9.39%	$136,621	8.00%
Bank	196,506	11.51%	136,620	8.00%

	December 31, 2020
			To Be Well Capitalized
	Actual		Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$134,564	8.96%	$120,082	8.00%
Bank	173,231	11.54%	120,080	8.00%

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 are as follows:

	December 31, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$16,837	—	16,837	—
U.S. government agency mortgage-backed securities	9,813	—	9,813	—
U.S. government agency collateralized mortgage obligations	22,381	—	22,381	—
State and municipal securities	72,982	—	72,982	—
U.S. Treasuries	29,728	29,728	—	—
Non-U.S. government agency collateralized mortgage obligations	975	—	975	—
Corporate bonds	6,586	—	6,586	—
Equity investments	2,354	—	2,354	—
Mortgage loans held for sale	80,882	—	80,882	—
Mortgage loans held for investment	17,558	—	17,558	—
Interest rate lock commitments	1,122	—	—	1,122
Forward commitments	65	—	65	—
Customer derivatives - interest rate swaps	961	—	961	—
Total	$262,244	29,728	231,394	1,122

Liabilities
Interest rate lock commitments	203	—	—	203
Forward commitments	106	—	106	—
Customer derivatives - interest rate swaps	1,018	—	1,018	—
	$1,327	—	1,124	203

	December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$25,592	—	25,592	—
U.S. government agency mortgage-backed securities	4,046	—	4,046	—
U.S. government agency collateralized mortgage obligations	23,909	—	23,909	—
State and municipal securities	65,810	—	65,810	—
Corporate bonds	4,205	—	4,205	—
Equity investments	1,031	—	1,031	—
Mortgage loans held for sale	229,199	—	229,199	—
Mortgage loans held for investment	12,182	—	12,182	—
Interest rate lock commitments	6,932	—	—	6,932
Forward commitments	—	—	—	—
Customer derivatives - interest rate swaps	1,118	—	1,118	—
Total	$374,024	—	367,092	6,932

Liabilities
Interest rate lock commitments	100	—	—	100
Forward commitments	1,572	—	1,572	—
Customer derivatives - interest rate swaps	1,219	—	1,219	—
	$2,891	—	2,791	100

Assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
(dollars in thousands)	Fair Value	Fair Value
Mortgage servicing rights	$10,756	4,647
SBA loan servicing rights	2,009	970
Impaired loans (1)
Commercial and industrial	1,837	2,297
Small business loans	290	—
Home equity lines and loans	—	86
Residential mortgage	—	615
Total	$14,892	8,615
(1)	Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Refer to the following page for further qualitative discussion around impaired loans.

The following table details the valuation techniques for Level 3 impaired loans.

	Fair Value		Unobservable
(dollars in thousands)	Level 3	Valuation Technique	Input	Range of Inputs
December 31, 2021	$2,127	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2-15% discount
December 31, 2020	2,998	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2-15% discount

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

(b)          Securities

The fair value of securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  U.S. Treasuries includes in the available for sale portfolio are the only securities considered Level 1, while all other securities are considered Level 2.

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

(g)          Impaired Loans

Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the Allowance policy.

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

The estimated fair values of the Corporation’s financial instruments at December 31, 2021 and 2020 are as follows:

		December 31, 2021		December 31, 2020
	Fair Value	Carrying		Carrying
(dollars in thousands)	Hierarchy Level	amount	Fair value	amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$23,480	23,480	36,744	36,744
Securities available-for-sale (1)	Level 2	159,302	159,302	123,562	123,562
Securities held-to-maturity	Level 2	6,372	6,591	6,510	6,857
Equity investments	Level 2	2,354	2,354	1,031	1,031
Mortgage loans held for sale	Level 2	80,882	80,882	229,199	229,199
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,368,899	1,370,885	1,272,582	1,289,776
Mortgage loans held for investment	Level 2	17,558	17,558	12,182	12,182
Interest rate lock commitments	Level 3	1,122	1,122	6,932	6,932
Forward commitments	Level 2	65	65	—	—
Restricted investment in bank stock	NA	5,117	NA	7,861	NA
Accrued interest receivable	Level 3	5,009	5,009	5,482	5,482
Customer derivatives - interest rate swaps	Level 2	961	961	1,118	1,118
Financial liabilities:
Deposits	Level 2	1,446,413	1,549,100	1,241,335	1,392,500
Short-term borrowings	Level 2	41,344	41,344	106,862	106,862
Long-term debt	Level 2	—	—	165,546	168,000
Subordinated debentures	Level 2	40,508	40,803	40,671	38,375
Accrued interest payable	Level 2	31	31	1,154	1,154
Interest rate lock commitments	Level 3	203	203	100	100
Forward commitments	Level 2	106	106	1,572	1,572
Customer derivatives - interest rate swaps	Level 2	1,018	1,018	1,219	1,219

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$486,632	—	421,399	—
Letters of credit	Level 2	25,986	—	8,928	—
(1)	U.S. Treasuries within securities available-for-sale are classified as Level 1.

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Balance at beginning of the period	$6,932	504
(Decrease) increase in value	(5,810)	6,428
Balance at end of the period	$1,122	6,932

The following table details the valuation techniques for Level 3 interest rate lock commitments.

			Significant
	Fair Value		Unobservable	Range of	Weighted
(dollars in thousands)	Level 3	Valuation Technique	Input	Inputs	Average
December 31, 2021	$1,122	Market comparable pricing	Pull through	1 - 99%	87.66%
December 31, 2020	6,932	Market comparable pricing	Pull through	1 - 99	83.08

Net realized losses of $5.9 million and gains of $6.5 million due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the twelve months ended December 31, 2021 and 2020, respectively, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation’s consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		December 31, 2021		December 31, 2020
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$108,653	1,122	406,422	6,932
Negative fair values	Other liabilities	35,264	(203)	22,406	(100)
Total		143,917	919	428,828	6,832

Forward Commitments
Positive fair values	Other assets	30,500	65	—	—
Negative fair values	Other liabilities	45,500	(106)	218,000	(1,572)
Total		76,000	(41)	218,000	(1,572)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	35,447	961	20,979	1,118
Negative fair values	Other liabilities	35,447	(1,018)	20,979	(1,219)
Total		70,894	(57)	41,958	(101)
Total derivative financial instruments		$290,811	821	688,786	5,159

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Interest Rate Lock Commitments	$(5,913)	6,486
Forward Commitments	1,531	(1,459)
Customer Derivatives - Interest Rate Swaps	44	(52)
Net fair value (losses) gains on derivative financial instruments	$(4,338)	4,975

Net realized gains on derivative hedging activities were $3.0 million and net realized losses were $9.4 million for the year ended December 31, 2021 and 2020, respectively, and are included in non-interest income in the consolidated statements of income.

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

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations. Total assets for each segment is also provided.

	Year Ended December 31, 2021				Year Ended December 31, 2020
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$61,032	15	2,064	63,111	$46,997	(48)	2,047	48,996
Provision for loan losses	1,070	—	—	1,070	8,302	—	—	8,302
Net interest income after provision	59,962	15	2,064	62,041	38,695	(48)	2,047	40,694

Non-interest Income
Mortgage banking income	1,097	—	74,835	75,932	1,632	—	74,829	76,461
Wealth management income	—	4,801	—	4,801	—	3,854	—	3,854
SBA loan income	6,898	—	—	6,898	2,572	—	—	2,572
Net change in fair values	43	—	(7,881)	(7,838)	(40)	—	9,185	9,145
Net gain (loss) on hedging activity	—	—	2,961	2,961	—	—	(9,400)	(9,400)
Other	2,741	1	2,492	5,234	3,524	14	748	4,286
Non-interest income	10,779	4,802	72,407	87,988	7,688	3,868	75,362	86,918
Non-interest expense	40,392	3,496	59,839	103,727	33,351	3,213	56,512	93,076
Income before income taxes	$30,349	1,321	14,632	46,302	$13,032	607	20,897	34,536

Total Assets	$1,608,305	6,355	98,783	1,713,443	$1,488,312	5,479	226,406	1,720,197

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

Adopted Pronouncements in 2021:

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

Pronouncements Not Effective as of December 31, 2021:

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

FASB ASU 2016-02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use (ROU) asset for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard became effective for us on January 1, 2022. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. Management has elected to use the effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022.

The Corporation has implemented a third party lease accounting system to assist with the measurement of lease liabilities and related right-of-use assets, the post-implementation administration aspect of lease accounting, and the preparation of applicable disclosures related to the new guidance.

The new standard provided a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

This standard will have a material effect on our Consolidated Balance Sheet and related disclosures but is not expected to have a material impact on our Consolidated Statement of Income. Any additional assets recorded as a result of adoption is expected to have a negative impact on the Corporation and Bank capital ratios under current regulatory guidance. On adoption, we recorded approximately $10.6 million of operating lease liabilities and $10.8 million of related right-of-use assets at January 1, 2022.

The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also have elected the practical expedient to not separate lease and non-lease components for all of our leases.

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

A. Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2021	2020
Cash and due from banks	$2,836	213
Investments in subsidiaries	200,410	180,288
Other assets	1,382	360
Total assets	$204,628	180,861

Liabilities:
Subordinated debentures	39,057	38,904
Accrued interest payable	6	6
Other liabilities	205	329
Total liabilities	39,268	39,239
Stockholders’ equity:
Common stock, $1 par value. Authorized 25,000,000 shares; issued 6,534,587 and 6,455,566 as of December 31, 2021 and December 31, 2020	6,535	6,456
Surplus	83,663	81,196
Treasury Stock- 426,693 and 320,000 shares at December 31, 2021 and December 31, 2020, respectively	(8,860)	(5,828)
Unearned common stock held by employee stock ownership plan	(1,602)	(1,768)
Retained earnings	84,916	59,010
Accumulated other comprehensive income	708	2,556
Total stockholders’ equity	165,360	141,622
Total liabilities and stockholders’ equity	$204,628	180,861

B. Condensed Statements of Income

	Year ended
	December 31,
(dollars in thousands, except per share data)	2021	2020
Dividends from Bank	$17,187	11,512
Non-interest and other income	—	10
Total operating income	17,187	11,522
Interest expense	2,303	2,202
Other expenses	1,675	—
Income before equity in undistributed income of subsidiaries	13,209	9,320
Equity in undistributed income of subsidiaries	22,376	17,118
Income before income taxes	35,585	26,438
Income tax expense	—	—
Net income	35,585	26,438
Total other comprehensive (loss) income	(1,848)	2,559
Total comprehensive income	$33,737	28,997

C. Condensed Statements of Cash Flows

	Year ended
	December 31,
(dollars in thousands)	2021	2020
Net income	$35,585	26,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(22,376)	(17,818)
Share-based compensation	1,607	763
Amortization of issuance costs on subordinated debt	153	112
(Decrease) in accrued interest payable	—	(72)
Other, net	(740)	(294)
Net cash provided by operating activities	14,229	9,129
Cash flows from financing activities:
Issuance cost on subordinated debt	—	(231)
Net purchase of treasury stock	(3,032)	(5,703)
Dividends paid	(9,679)	(1,525)
Purchase of common shares for ESOP	—	(2,000)
Share based awards and exercises	1,105	395
Net cash (used in) provided by financing activities	(11,606)	(9,064)
Net change in cash and cash equivalents	2,623	65
Cash and cash equivalents at beginning of period	213	148
Cash and cash equivalents at end of period	$2,836	213

(25)Subsequent Events

Special Dividend

On January 27, 2022, the Corporation’s Board of Directors declared a special dividend of $1.00 per share on its Common Stock, payable on February 21, 2022 to shareholders of record as of February 14, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Corporation’s President/Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021. Based on this evaluation, the Corporation’s President /Chief Executive Officer and Chief Financial Officer have concluded, as of and for the end of the period covered by this report, that such disclosure controls and procedures were effective.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2021.

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2021, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2021, the Corporation’s system of internal control over financial reporting is effective.  This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation (as an Emerging Growth Company) to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting identified during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders under the headings, “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,”  “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODE OF ETHICS,” “CORPORATE GOVERNANCE,” and “AUDIT COMMITTEE.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders under the headings, “EXECUTIVE COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “OUTSTANDING AWARDS AT FISCAL YEAR-END TABLE,” “EXECUTIVE INCENTIVE, EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS,” and “DIRECTOR COMPENSATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders under the headings, “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders under the heading, “PROPOSAL TO RATIFY THE APPOINTMENT OF CROWE LLP AS THE CORPORATION’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2022.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)  The following portions of the Corporation’s consolidated financial statements are set forth in Item 8 – “Financial Statements and Supplementary Data”:

i. Report of Crowe LLP, Independent Registered Public Accounting Firm (PCAOB ID 173)

ii.       Consolidated Balance Sheets

iii.       Consolidated Statements of Income

iv.       Consolidated Statements of Comprehensive Income

v.        Consolidated Statements of Changes in Stockholders’ Equity

vi.       Consolidated Statements of Cash Flows

vii.      Notes to Consolidated Financial Statements

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

10.8	Change in Control Agreement between Meridian Bank and Charlie Kochka, effective July 23, 2018, filed as exhibit 10.1, to Form 8-K with the FDIC on July 23, 2018, and incorporated herein by reference.
10.9	Change in Control Agreement between Meridian Bank and Randy McGarry, effective November 2, 2018, and incorporated herein by reference.
21.1	List of Subsidiaries, filed herewith
23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Financial Officer, filed herewith.
32	Section 1350 Certifications, filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meridian Bank

Date: March 16, 2022	By:	/s/ Christopher J. Annas
Christopher J. Annas
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2022	By:	/s/ Christopher J. Annas
Christopher J. Annas, Chairman of the Board

Date: March 16, 2022	By:	/s/ Denise Lindsay
Denise Lindsay, Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 16, 2022	By:	/s/ Robert M. Casciato
Robert M. Casciato, Director

Date: March 16, 2022	By:	/s/ George C. Collier
George C. Collier, Director

Date: March 16, 2022	By:	/s/ Robert T. Holland
Robert T. Holland, Director

Date: March 16, 2022	By:	/s/ Edward J. Hollin
Edward J. Hollin, Director

Date: March 16, 2022	By:	/s/ Anthony M. Imbesi
Anthony M. Imbesi, Director

Date: March 16, 2022	By:	/s/ Kenneth H. Slack
Kenneth H. Slack, Director