Form 10-Q
period 2022-03-31
Meridian Corp
filed 2022-05-10
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2022 there were 6,114,424 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	March 31, 2022	December 31, 2021
Cash and due from banks	$56,022	$23,480
Federal funds sold	12,866	—
Cash and cash equivalents	68,888	23,480
Securities available-for-sale (amortized cost of $136,745 and $158,387 as of March 31, 2022 and December 31, 2021)	130,653	159,302
Securities held-to-maturity (fair value of $33,556 and $6,591 as of March 31, 2022 and December 31, 2021)	34,977	6,372
Equity investments	2,240	2,354
Mortgage loans held for sale (amortized cost of $81,502 and $80,002 as of March 31, 2022 and December 31, 2021), at fair value	81,258	80,882
Loans, net of fees and costs (includes $17,375 and $17,558 of loans at fair value, amortized cost of $17,375 and $17,106 as of March 31, 2022 and December 31, 2021)	1,431,906	1,386,457
Allowance for loan and lease losses	(18,826)	(18,758)
Loans, net of the allowance for loan and lease losses	1,413,080	1,367,699
Restricted investment in bank stock	4,330	5,117
Bank premises and equipment, net	11,883	11,806
Bank owned life insurance	22,641	22,503
Accrued interest receivable	4,848	5,009
Deferred income taxes	3,190	1,413
Servicing assets	13,396	12,765
Goodwill	899	899
Intangible assets	3,328	3,379
Other assets	35,978	10,463
Total assets	$1,831,589	1,713,443
Liabilities:
Deposits:
Non-interest bearing	$291,379	274,528
Interest bearing	1,273,472	1,171,885
Total deposits	1,564,851	1,446,413
Short-term borrowings	36,136	41,344
Subordinated debentures	40,538	40,508
Accrued interest payable	575	31
Other liabilities	31,805	19,787
Total liabilities	1,673,905	1,548,083
Stockholders’ equity:
Common stock, $1 par value. Authorized 25,000,000 shares as of March 31, 2022 and December 31, 2021; issued 6,555,909 and 6,534,587 as of March 31, 2022 and December 31, 2021	6,556	6,535
Surplus	84,177	83,663
Treasury stock - 426,693 shares at March 31, 2022 and December 31, 2021	(8,860)	(8,860)
Unearned common stock held by employee stock ownership plan	(1,602)	(1,602)
Retained earnings	83,104	84,916
Accumulated other comprehensive (loss) income	(5,691)	708
Total stockholders’ equity	157,684	165,360
Total liabilities and stockholders’ equity	$1,831,589	1,713,443
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2022	2021
Interest income:
Loans, including fees	17,219	16,822
Securities:
Taxable	336	273
Tax-exempt	396	353
Cash and cash equivalents	13	3
Total interest income	17,964	17,451
Interest expense:
Deposits	1,289	1,566
Borrowings	640	765
Total interest expense	1,929	2,331
Net interest income	16,035	15,120
Provision for loan losses	615	599
Net interest income after provision for loan losses	15,420	14,521
Non-interest income:
Mortgage banking income	7,096	24,100
Wealth management income	1,304	1,136
SBA loan income	2,520	1,245
Earnings on investment in life insurance	138	66
Net change in the fair value of derivative instruments	(166)	(944)
Net change in the fair value of loans held-for-sale	(1,124)	(3,867)
Net change in the fair value of loans held-for-investment	(778)	(102)
Net gain on hedging activity	2,827	4,261
Net gain on sale of investment securities available-for-sale	—	48
Service charges	27	32
Other	1,258	1,073
Total non-interest income	13,102	27,048
Non-interest expenses:
Salaries and employee benefits	15,298	22,139
Occupancy and equipment	1,252	1,152
Professional fees	848	940
Advertising and promotion	986	785
Data processing	479	616
Information technology	710	425
Pennsylvania bank shares tax	199	163
Other	1,661	2,043
Total non-interest expenses	21,433	28,263
Income before income taxes	7,089	13,306
Income tax expense	1,554	3,136
Net income	$5,535	10,170
Basic earnings per common share	$0.92	1.70
Diluted earnings per common share	$0.88	1.65
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2022	2021
Net income:	$5,535	10,170

Other comprehensive (loss) income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized losses arising during the period, net of tax benefit of $1,626, and $592, respectively	(5,369)	(1,883)
Less: reclassification adjustment for net gains realized in net income, net of tax expense of $3, and $12, respectively	(9)	(36)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity, net of tax benefit of $308, and $0, respectively	(1,021)	—
Unrealized investment losses, net of tax benefit of $1,936, and $604, respectively	(6,399)	(1,919)
Total other comprehensive loss	(6,399)	(1,919)
Total comprehensive (loss) income	$(864)	8,251
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands)	Common Stock	Surplus	Treasury Stock	Unearned Common Stock ESOP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2021	$6,456	81,196	(5,828)	(1,768)	59,010	2,556	141,622
Comprehensive income:
Net income					10,170		10,170
Net change in unrealized investment losses, net of tax						(1,919)	(1,919)
Total comprehensive income							8,251
Dividends declared, $1.125 per share					(6,931)		(6,931)
Common stock issued through share-based awards and exercises	32	302					334
Stock based compensation		229					229
Balance, March 31, 2021	$6,488	81,727	(5,828)	(1,768)	62,249	637	143,505

(dollars in thousands)	Common Stock	Surplus	Treasury Stock	Unearned Common Stock ESOP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2022	$6,535	83,663	(8,860)	(1,602)	84,916	708	165,360
Comprehensive income:
Net income					5,535		5,535
Net change in unrealized investment losses, net of tax						(6,399)	(6,399)
Total comprehensive loss							(864)
Dividends declared, $1.20 per share					(7,347)		(7,347)
Common stock issued through share-based awards and exercises	21	254					275
Stock based compensation		260					260
Balance, March 31, 2022	$6,556	84,177	(8,860)	(1,602)	83,104	(5,691)	157,684
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2022	2021
Net income	$5,535	10,170
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of investment securities	—	(48)
Net amortization of investment premiums and discounts and change in fair value of equity securities	(27)	331
Depreciation and amortization, net	50	(1,709)
Provision for loan losses	615	599
Amortization of issuance costs on subordinated debt	30	30
Stock based compensation	260	229
Net change in fair value of derivative instruments	166	944
Net change in fair value of loans held for sale	1,124	3,867
Net change in fair value of loans held for investment	778	102
Amortization and net impairment of servicing rights	494	(2,661)
SBA loan income	(2,520)	(1,245)
Proceeds from sale of loans	319,610	803,858
Loans originated for sale	(313,485)	(724,675)
Mortgage banking income	(7,096)	(24,100)
Decrease (increase) in accrued interest receivable	161	(85)
Increase in other assets	(9,962)	(5,246)
Earnings from investment in life insurance	(138)	(66)
Increase (decrease) in deferred income tax	159	(1,865)
Increase (decrease) in accrued interest payable	544	(411)
Increase in other liabilities	10,156	4,745
Net cash provided by operating activities	6,454	62,764
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	3,843	2,343
Sales	—	13,639
Purchases	(9,885)	(28,151)
Activity in held-to-maturity securities:
Maturities, repayments and calls	390	—
Purchases	(2,500)	—
Decrease in restricted stock	787	2,747
Net increase in loans	(59,762)	(70,915)
Purchases of premises and equipment	(77)	(677)
Net cash used in investing activities	(67,204)	(81,014)
Cash flows from financing activities:
Net increase in deposits	118,438	142,255
Decrease in short-term borrowings	(5,208)	(5,465)
Decrease in short-term borrowings with original maturity > 90 days	—	(75,021)
(Repayment) proceeds from long-term debt, net	—	(42,662)
Dividends paid	(7,347)	(6,931)
Share based awards and exercises	275	334
Net cash provided by financing activities	106,158	12,510
Net change in cash and cash equivalents	45,408	(5,740)
Cash and cash equivalents at beginning of period	23,480	36,744
Cash and cash equivalents at end of period	$68,888	31,004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,386	2,742

Supplemental disclosure of cash flow information:
Transfers from loans held for sale to loans held for investment	1,653	2,390
Net loans sold, not settled	(13,857)	(4,432)
Investment security purchases, not settled	(2,761)	(1,188)
Transfer of securities from AFS to HTM	23,522	—
Lease liabilities arising from obtaining right-of-use assets	10,995	—
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
These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the Securities and Exchange Commission (including our Annual Report on Form 10-K for the year ended December 31, 2021) and, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any other period.

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

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Numerator:
Net income available to common stockholders	$5,535	10,170
Denominator for basic earnings per share
Weighted average shares outstanding	6,128	6,119
Average unearned ESOP shares	(105)	(119)
Basic weighted averages shares outstanding	6,023	6,000
Dilutive effects of assumed exercises of stock options	173	93
Dilutive effects of SERP shares	66	53
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,262	6,146
Basic earnings per share	$0.92	1.70
Diluted earnings per share	$0.88	1.65
Antidilutive shares excluded from computation of average dilutive earnings per share	21	22

(3)    Securities
The amortized cost and fair value of securities as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$14,664	35	(177)	14,522	10
U.S. government agency mortgage-backed securities	9,352	2	(221)	9,133	8
U.S. government agency collateralized mortgage obligations	22,037	30	(871)	21,196	21
State and municipal securities	45,385	107	(2,832)	42,660	31
U.S. Treasuries	32,978	—	(1,881)	31,097	25
Non-U.S. government agency collateralized mortgage obligations	5,879	—	(165)	5,714	5
Corporate bonds	6,450	24	(143)	6,331	9
Total securities available-for-sale	$136,745	198	(6,290)	130,653	109

	March 31, 2022
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	34,977	25	(1,446)	33,556	15
Total securities held-to-maturity	$34,977	25	(1,446)	33,556	15

	December 31, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$16,850	55	(68)	16,837	10
U.S. government agency mortgage-backed securities	9,749	124	(60)	9,813	3
U.S. government agency collateralized mortgage obligations	22,276	358	(253)	22,381	10
State and municipal securities	72,099	1,379	(496)	72,982	12
U.S. Treasuries	29,973	1	(246)	29,728	21
Non-U.S. government agency collateralized mortgage obligations	990	—	(15)	975	1
Corporate bonds	6,450	154	(18)	6,586	5
Total securities available-for-sale	$158,387	2,071	(1,156)	159,302	62
Securities held-to-maturity:
State and municipal securities	6,372	219	—	6,591	—
Total securities held-to-maturity	$6,372	219	—	6,591	—

Although the Corporation’s investment portfolio overall is in a net unrealized loss position at March 31, 2022, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.
During the quarter-ended March 31, 2022, $27.7 million of municipal securities, previously classified as available-for-sale on the balance sheet, were transferred to the held-to-maturity portfolio at fair value. After transfer, $1.3 million of unrealized losses remain in accumulated other comprehensive income. No gain or loss was recognized as a result of the transfer.
As of March 31, 2022 and December 31, 2021, securities having a fair value of $83.6 million and $92.2 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 Months			12 Months or more		Total
(dollars in thousands)	Fair value		Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$10,458		(177)	—	—	10,458	(177)
U.S. government agency mortgage-backed securities	8,979		(221)	—	—	8,979	(221)
U.S. government agency collateralized mortgage obligations	13,740		(513)	4,196	(358)	17,936	(871)
State and municipal securities	37,982		(2,794)	535	(38)	38,517	(2,832)
U.S. Treasuries	31,097		(1,881)	—	—	31,097	(1,881)
Non-U.S. government agency collateralized mortgage obligations	4,741		(165)	—	—	4,741	(165)
Corporate bonds	4,807	—	(143)	—	—	4,807	(143)
Total securities available-for-sale	$111,804		(5,894)	4,731	(396)	116,535	(6,290)

	March 31, 2022
	Less than 12 Months			12 Months or more		Total
	Fair value		Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	—		—	24,955	(1,446)	24,955	(1,446)
Total securities held-to-maturity	$—		—	24,955	(1,446)	24,955	(1,446)

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$12,330	(68)	—	—	12,330	(68)
U.S. government agency mortgage-backed securities	3,852	(60)	—	—	3,852	(60)
U.S. government agency collateralized mortgage obligations	8,836	(187)	1,657	(66)	10,493	(253)
State and municipal securities	14,994	(427)	2,019	(69)	17,013	(496)
U.S. Treasuries	28,750	(246)	—	—	28,750	(246)
Non-U.S. government agency collateralized mortgage obligations	975	(15)	—	—	975	(15)
Corporate bonds	2,232	(18)	—	—	2,232	(18)
Total securities available-for-sale	$71,969	(1,021)	3,676	(135)	75,645	(1,156)
The amortized cost and carrying value of securities at March 31, 2022 and December 31, 2021 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2022				December 31, 2021
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities:
Due in one year or less	$—	—	—	—	$—	—	763	769
Due after one year through five years	15,939	15,242	3,789	3,789	12,934	12,885	2,354	2,397
Due after five years through ten years	28,909	27,323	3,969	3,866	30,890	30,798	3,255	3,425
Due after ten years	54,629	52,045	27,219	25,901	81,548	82,450	—	—
Subtotal	99,477	94,610	34,977	33,556	125,372	126,133	6,372	6,591
Mortgage-related securities	37,268	36,043	—	—	33,015	33,169	—	—
Total	$136,745	130,653	34,977	33,556	$158,387	159,302	6,372	6,591
There were no sales of available for sale investment securities for the three months ended March 31, 2022. Proceeds from the sale of available for sale investment securities totaled $13.6 million for the three months ended March 31, 2021, resulting in a gross gain on sale of $248 thousand and a gross loss on sale of $200 thousand for the period.

(4)    Loans Receivable
Loans and leases outstanding at March 31, 2022 and December 31, 2021 are detailed by category as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Mortgage loans held for sale	$81,258	80,882
Real estate loans:
Commercial mortgage	531,157	516,928
Home equity lines and loans	50,657	52,299
Residential mortgage (1)	78,504	68,175
Construction	187,756	160,905
Total real estate loans	848,074	798,307

Commercial and industrial	318,692	293,771
Small business loans	109,627	114,158
Paycheck Protection Program loans ("PPP")	50,883	90,194
Main Street Lending Program Loans ("MSLP")	597	597
Consumer	478	419
Leases, net	101,413	88,242
Total portfolio loans and leases	1,429,764	1,385,688
Total loans and leases	$1,511,022	1,466,570

Loans with predetermined rates	$467,840	488,220
Loans with adjustable or floating rates	1,043,182	978,350
Total loans and leases	$1,511,022	1,466,570

Net deferred loan origination costs	$2,142	769

(1) Includes $17,375 and $17,558 of loans at fair value as of March 31, 2022 and December 31, 2021, respectively.

Components of the net investment in leases at March 31, 2022 and December 31, 2021 are detailed as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Minimum lease payments receivable	$120,695	105,608
Unearned lease income	(19,282)	(17,366)
Total	$101,413	88,242

Age Analysis of Past Due Loans and Leases
The following tables present an aging of the Corporation’s loan and lease portfolio as of March 31, 2022 and December 31, 2021, respectively:

March 31, 2022	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	Delinquency percentage
(dollars in thousands)
Commercial mortgage	$—	—	—	531,157	531,157	—	531,157	—%
Home equity lines and loans	299	—	299	49,359	49,658	999	50,657	2.56
Residential mortgage (1)	1,176	—	1,176	74,916	76,092	2,412	78,504	4.57
Construction	—	—	—	187,756	187,756	—	187,756	—
Commercial and industrial	—	—	—	299,943	299,943	18,749	318,692	5.88
Small business loans	—	—	—	108,961	108,961	666	109,627	0.61
Paycheck Protection Program loans	—	—	—	50,883	50,883	—	50,883	—
Main Street Lending Program loans	—	—	—	597	597	—	597	—
Consumer	—	—	—	478	478	—	478	—
Leases, net	1,322	—	1,322	100,091	101,413	—	101,413	1.30
Total	$2,797	—	2,797	1,404,141	1,406,938	22,826	1,429,764	1.79%
(1)Includes $17,375 of loans at fair value as of March 31, 2022 ($16,276 are current, $482 are 30-89 days past due, and $617 are nonaccrual).

December 31, 2021	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	Delinquency percentage
(dollars in thousands)
Commercial mortgage	$—	—	—	516,928	516,928	—	516,928	—%
Home equity lines and loans	103	—	103	51,285	51,388	911	52,299	1.94
Residential mortgage (1)	600	—	600	65,177	65,777	2,398	68,175	4.40
Construction	—	—	—	160,905	160,905	—	160,905	—
Commercial and industrial	—	—	—	274,970	274,970	18,801	293,771	6.40
Small business loans	—	—	—	113,492	113,492	666	114,158	0.58
Paycheck Protection Program loans	—	—	—	90,194	90,194	—	90,194	—
Main Street Lending Program loans	—	—	—	597	597	—	597	—
Consumer	—	—	—	419	419	—	419	—
Leases, net	390	—	390	87,640	88,030	212	88,242	0.68
Total	$1,093	—	1,093	1,361,607	1,362,700	22,988	1,385,688	1.74%
(1)Includes $17,558 of loans at fair value as of December 31, 2021 ($16,768 are current, $189 are 30-89 days past due and $601 are nonaccrual).

(5)    Allowance for Loan Losses (the “Allowance”)
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

Roll-Forward of Allowance by Portfolio Segment
The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, for the three month periods ended March 31, 2022 and 2021, respectively:

(dollars in thousands)	Balance, December 31, 2021	Charge-offs	Recoveries	Provision (Credit)	Balance, March 31, 2022
Commercial mortgage	$4,950	—	—	(800)	4,150
Home equity lines and loans	224	—	6	(22)	208
Residential mortgage	283	—	2	72	357
Construction	2,042	—	—	215	2,257
Commercial and industrial	6,533	—	11	825	7,369
Small business loans	3,737	—	—	(365)	3,372
Consumer	3	—	—	—	3
Leases	986	(566)	—	690	1,110
Total	$18,758	(566)	19	615	18,826

(dollars in thousands)	Balance, December 31, 2020	Charge-offs	Recoveries	Provision (Credit)	Balance, March 31, 2021
Commercial mortgage	$7,451	—	—	204	7,655
Home equity lines and loans	434	—	2	(126)	310
Residential mortgage	385	—	2	(73)	314
Construction	2,421	—	—	(110)	2,311
Commercial and industrial	5,431	—	5	(150)	5,286
Small business loans	1,259	—	—	661	1,920
Consumer	4	—	1	(1)	4
Leases	382	—	—	194	576
Total	$17,767	—	10	599	18,376

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2022 and December 31, 2021.

	Allowance on loans and leases			Carrying value of loans and leases
March 31, 2022	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
(dollars in thousands)
Commercial mortgage	$—	4,150	4,150	3,540	527,617	531,157
Home equity lines and loans	—	208	208	999	49,658	50,657
Residential mortgage	—	357	357	1,795	59,334	61,129
Construction	—	2,257	2,257	1,206	186,550	187,756
Commercial and industrial	3,804	3,565	7,369	16,900	301,792	318,692
Small business loans	376	2,996	3,372	776	108,851	109,627
Paycheck Protection Program loans	—	—	—	—	50,883	50,883	(2)
Main Street Lending Program	—	—	—	—	597	597	(2)
Consumer	—	3	3	—	478	478
Leases, net	—	1,110	1,110	—	101,413	101,413
Total	$4,180	14,646	18,826	25,216	1,387,173	1,412,389	(1)

	Allowance on loans and leases			Carrying value of loans and leases
December 31, 2021	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
(dollars in thousands)
Commercial mortgage	$—	4,950	4,950	3,556	513,372	516,928
Home equity lines and loans	—	224	224	905	51,394	52,299
Residential mortgage	—	283	283	1,797	48,820	50,617
Construction	—	2,042	2,042	1,206	159,699	160,905
Commercial and industrial	2,900	3,633	6,533	17,361	276,410	293,771
Small business loans	376	3,361	3,737	792	113,366	114,158
Paycheck Protection Program loans	—	—	—	—	90,194	90,194	(2)
Main Street Lending Program	—	—	—	—	597	597	(2)
Consumer	—	3	3	—	419	419
Leases, net	—	986	986	212	88,030	88,242
Total	$3,276	15,482	18,758	25,829	1,342,301	1,368,130	(1)

(1)Excludes deferred fees and loans carried at fair value.
(2)PPP and MSLP loans are not reserved against as they are 100% guaranteed.

Loans and Leases by Credit Ratings
As part of the process of determining the Allowance to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by Management. The results of these reviews are reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:
•Pass – Loans considered to be satisfactory with no indications of deterioration.
•Special mention – Loans classified as special mention have a potential weakness that deserves Management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
•Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loan balances classified as doubtful have been reduced by partial charge-offs and are carried at their net realizable values.
The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses as of March 31, 2022 and December 31, 2021:

March 31, 2022	Pass	Special mention	Substandard	Doubtful	Total
(dollars in thousands)
Commercial mortgage	$494,850	30,543	5,764	—	531,157
Home equity lines and loans	49,177	—	1,480	—	50,657
Construction	178,728	9,028	—	—	187,756
Commercial and industrial	261,848	11,056	45,788	—	318,692
Small business loans	108,961	—	666	—	109,627
Paycheck Protection Program loans	50,883	—	—	—	50,883
Main Street Lending Program loans	597	—	—	—	597
Total	$1,145,044	50,627	53,698	—	1,249,369
Commercial and industrial loans classified as substandard totaled $45.8 million as of March 31, 2022, an increase of $2.9 million, from $42.9 million as of December 31, 2021. The majority of this amount is a $13.8 million commercial loan relationship in the advertising industry that became a non-performing loan relationship late in 2021. The remaining amount was comprised of 19 different loan relationships with no specific industry concentration.

December 31, 2021	Pass	Special mention	Substandard	Doubtful	Total
(dollars in thousands)
Commercial mortgage	$481,551	29,452	5,925	—	516,928
Home equity lines and loans	50,908	—	1,391	—	52,299
Construction	151,608	9,297	—	—	160,905
Commercial and industrial	236,298	14,603	42,870	—	293,771
Small business loans	112,096	—	2,062	—	114,158
Paycheck Protection Program loans	90,194	—	—	—	90,194
Main Street Lending Program loans	597	—	—	—	597
Total	$1,123,252	53,352	52,248	—	1,228,852
In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage (1)	$59,335	1,795	61,130	$48,820	1,797	50,617
Consumer	478	—	478	419	—	419
Leases, net	101,413	—	101,413	88,030	212	88,242
Total	$161,226	1,795	163,021	$137,269	2,009	139,278
(1) There were four nonperforming residential mortgage loans at March 31, 2022 and five nonperforming residential mortgage loans at December 31, 2021 with a combined outstanding principal balance of $617 thousand and $1.8 million, respectively, which were carried at fair value and not included in the table above.
No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of March 31, 2022 and December 31, 2021.
Impaired Loans
The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the periods.

	As of March 31, 2022			As of December 31, 2021
(dollars in thousands)	Recorded investment	Principal balance	Related allowance	Recorded investment	Principal balance	Related allowance
Impaired loans with related allowance:
Commercial and industrial	$16,466	16,644	3,804	17,147	17,310	2,900
Small business loans	666	666	376	666	666	376
Home equity lines and loans	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Total	$17,132	17,310	4,180	17,813	17,976	3,276
Impaired loans without related allowance:
Commercial mortgage	$3,540	3,545	—	3,556	3,559	—
Commercial and industrial	433	505	—	214	269	—
Small business loans	110	110	—	126	126	—
Home equity lines and loans	999	1,033	—	905	935	—
Residential mortgage	1,795	1,795	—	1,797	1,797	—
Construction	1,206	1,206	—	1,206	1,206	—
Leases	—	—	—	212	212	—
Total	8,083	8,194	—	8,016	8,104	—
Grand Total	$25,215	25,504	4,180	25,829	26,080	3,276

The following table details the average recorded investment and interest income recognized on impaired loans by portfolio segment.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average recorded investment	Interest income recognized
Impaired loans with related allowance:
Commercial and industrial	$16,487	—	3,826	5
Small business loans	666	—	918	—
Home equity lines and loans	—	—	95	—
Residential mortgage	—	—	688	—
Total	$17,153	—	5,527	5
Impaired loans without related allowance:
Commercial mortgage	$3,547	19	735	8
Commercial and industrial	454	—	579	—
Small business loans	117	3	176	4
Home equity lines and loans	1,002	—	825	—
Residential mortgage	1,796	2	1,127	—
Construction	1,206	15	1,206	15
Leases	—	—	122	—
Total	$8,122	39	4,770	27
Grand Total	$25,275	39	10,297	32
Troubled Debt Restructuring
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

The balance of TDRs at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
(dollars in thousands)
TDRs included in nonperforming loans and leases	$358	361
TDRs in compliance with modified terms	3,007	3,446
Total TDRs	$3,365	3,807
There were no loan or lease modifications granted during the three months ended March 31, 2022 and March 31, 2021 that were categorized as a TDR, and no subsequent defaults during the same time periods.
In accordance with Section 4013 of the CARES Act, loan deferrals granted to customers that resulted from the impact of COVID-19 and who were not past due as of December 31, 2019 were not considered troubled debt restructurings under ASC 310-40 as of March 31, 2022. COVID-19 loan modifications provided to borrowers amounted to $0 as of March 31, 2022, compared to $2.4 million as of December 31, 2021, and $28.8 million as of March 31, 2021.

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal funds borrowing facilities with correspondent banks: one of $24 million and one of $15 million. Federal funds purchased generally represent one-day borrowings. The Corporation had $12.9 million in Federal funds purchased at March 31, 2022 and $0 Federal funds purchased at December 31, 2021. The Corporation also has a facility with the Federal Reserve Bank discount window of $3.2 million. This facility is fully secured by investment securities. There were no borrowings under this at March 31, 2022 or at December 31, 2021.
Short-term borrowings at March 31, 2022 and December 31, 2021 consisted of the following notes:

			Balance as of
(dollars in thousands)	Maturity date	Interest rate	March 31, 2022	December 31, 2021
Open Repo Plus Weekly	05/31/2022	0.45%	31,250	36,458
Mid-term Repo-fixed	09/12/2022	0.23	4,886	4,886
Total			$36,136	41,344
The FHLB of Pittsburgh has also issued $102 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2022.
The Corporation has a maximum borrowing capacity with the FHLB of $524.3 million as of March 31, 2022 and $505.4 million as of December 31, 2021. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The mortgage servicing rights (“MSRs”) are amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $1.1 billion and $1.0 billion of residential mortgage loans as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Corporation recognized servicing fee income of $648 thousand compared to $358 thousand during the three months ended March 31, 2021, respectively.

Changes in the MSR balance are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of the period	$10,756	4,647
Servicing rights capitalized	532	2,342
Amortization of servicing rights	(404)	(199)
Change in valuation allowance	4	328
Balance at end of the period	$10,888	7,118
Activity in the valuation allowance for MSRs was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Valuation allowance, beginning of period	$(8)	(435)
Impairment	—	—
Recovery	4	328
Valuation allowance, end of period	$(4)	(107)
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2022, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.72% and a discount rate equal to 9.00%. At December 31, 2021, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 7.23% and a discount rate equal to 9.00%. This quarter, due in part to market volatility as interest rates increased, the prepayment speed assumption has increased from December 31, 2021 to March 31, 2022. As interest rates have started to increase and the number of mortgage refinancings have started to decline, model inputs have been adjusted to align the MSRs fair value with market conditions. The discount rate assumption is unchanged over this period as the underlying credit quality of the loans sold in each period is relatively unchanged.
At March 31, 2022 and December 31, 2021, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2022	December 31, 2021
Fair value of residential mortgage servicing rights	$11,928	$11,241

Weighted average life (months)	13	11

Prepayment speed	9.72%	7.23%
Impact on fair value:
10% adverse change	$(284)	$(376)
20% adverse change	(555)	(731)

Discount rate	9.00%	9.00%
Impact on fair value:
10% adverse change	$(418)	$(436)
20% adverse change	(808)	(840)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a articular assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $138.9 million and $115.1 million of SBA loans, as of March 31, 2022 and December 31, 2021, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of the period	$2,009	970
Servicing rights capitalized	593	274
Amortization of servicing rights	(125)	(67)
Change in valuation allowance	31	(17)
Balance at end of the period	$2,508	1,160
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Valuation allowance, beginning of period	$(96)	(39)
Impairment	—	(17)
Recovery	31	—
Valuation allowance, end of period	$(65)	(56)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2022, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 13.03%, and a discount rate equal to 8.67%. At December 31, 2021, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.38%, and a discount rate equal to 9.01%.
At March 31, 2022 and December 31, 2021, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2022	December 31, 2021
Fair value of SBA loan servicing rights	$2,629	$2,107

Weighted average life (years)	3.8	3.8

Prepayment speed	13.03%	12.38%
Impact on fair value:
10% adverse change	$(96)	$(69)
20% adverse change	(183)	(132)

Discount rate	8.67%	9.01%
Impact on fair value:
10% adverse change	$(71)	$(54)
20% adverse change	(138)	(106)
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
For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$14,522	—	14,522	—
U.S. government agency mortgage-backed securities	9,133	—	9,133	—
U.S. government agency collateralized mortgage obligations	21,196	—	21,196	—
State and municipal securities	42,660	—	42,660	—
U.S. Treasuries	31,097	31,097	—	—
Non-U.S. government agency collateralized mortgage obligations	5,714	—	5,714
Corporate bonds	6,331	—	6,331	—
Equity investments	2,240	—	2,240	—
Mortgage loans held for sale	81,258	—	81,258	—
Mortgage loans held for investment	17,375	—	17,375	—
Interest rate lock commitments	587	—	—	587
Forward commitments	905	—	905	—
Customer derivatives - interest rate swaps	2,256	—	2,256	—
Total	$235,274	31,097	203,590	587

Liabilities
Interest rate lock commitments	808	—	—	808
Forward commitments	6	—	6	—
Customer derivatives - interest rate swaps	2,280	—	2,280	—
	$3,094	—	2,286	808

	December 31, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$16,837	—	16,837	—
U.S. government agency mortgage-backed securities	9,813	—	9,813	—
U.S. government agency collateralized mortgage obligations	22,381	—	22,381	—
State and municipal securities	72,982	—	72,982	—
U.S. Treasuries	29,728	29,728	—	—
Non-U.S. government agency collateralized mortgage obligations	975	—	975	—
Corporate bonds	6,586	—	6,586	—
Equity investments	2,354	—	2,354	—
Mortgage loans held for sale	80,882	—	80,882	—
Mortgage loans held for investment	17,558	—	17,558	—
Interest rate lock commitments	1,122	—	—	1,122
Forward commitments	65	—	65	—
Customer derivatives - interest rate swaps	961	—	961	—
Total	$262,244	29,728	231,394	1,122

Liabilities
Interest rate lock commitments	203	—	—	203
Forward commitments	106	—	106	—
Customer derivatives - interest rate swaps	1,018	—	1,018	—
	$1,327	—	1,124	203
Assets measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
(dollars in thousands)	Fair Value	Fair Value
Mortgage servicing rights	$10,888	10,756
SBA loan servicing rights	2,508	2,009
Impaired loans (1)
Commercial and industrial	3,960	1,837
Small business loans	—	290
Total	$17,356	14,892

(1)Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Refer to the following page for further qualitative discussion around impaired loans.

The following table details the valuation techniques for Level 3 impaired loans.

	Fair Value	Valuation		Range of
(dollars in thousands)	Level 3	Technique	Significant Unobservable Input	Inputs
March 31, 2022	$3,960	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
December 31, 2021	$2,127	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
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
Servicing Assets
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

The estimated fair values of the Corporation’s financial instruments at March 31, 2022 and December 31, 2021 are as follows:

		March 31, 2022		December 31, 2021
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$68,888	68,888	23,480	23,480
Securities available-for-sale (1)	Level 2	130,653	130,653	159,302	159,302
Securities held-to-maturity	Level 2	34,977	33,556	6,372	6,591
Equity investments	Level 2	2,240	2,240	2,354	2,354
Mortgage loans held for sale	Level 2	81,258	81,258	80,882	80,882
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,414,531	1,403,767	1,368,899	1,370,885
Mortgage loans held for investment	Level 2	17,375	17,375	17,558	17,558
Interest rate lock commitments	Level 3	587	587	1,122	1,122
Forward commitments	Level 2	905	905	65	65
Restricted investment in bank stock	NA	4,330	NA	5,117	NA
Accrued interest receivable	Level 3	4,848	4,848	5,009	5,009
Customer derivatives - interest rate swaps	Level 2	2,256	2,256	961	961
Financial liabilities:
Deposits	Level 2	1,564,851	1,574,600	1,446,413	1,549,100
Short-term borrowings	Level 2	36,136	36,136	41,344	41,344
Subordinated debentures	Level 2	40,538	38,490	40,508	40,803
Accrued interest payable	Level 2	575	575	31	31
Interest rate lock commitments	Level 3	808	808	203	203
Forward commitments	Level 2	6	6	106	106
Customer derivatives - interest rate swaps	Level 2	2,280	2,280	1,018	1,018

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$475,176	—	486,632	—
Letters of credit	Level 2	23,226	—	25,986	—
(1) U.S. Treasuries within securities available-for-sale are classified as Level 1.
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$1,122	6,932
Decrease in value	(535)	(3,647)
Balance at end of the period	$587	3,285

The following table details the valuation techniques for Level 3 interest rate lock commitments.

	Fair Value Level 3	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
March 31, 2022	$587	Market comparable pricing	Pull through	1 - 99	93.26%
December 31, 2021	1,122	Market comparable pricing	Pull through	1 - 99	87.66
Net realized losses of $1.1 million and $4.4 million due to changes in the fair value of interest rate lock commitments which are classified as Level 3 assets and liabilities for the three months ended March 31, 2022, and 2021, respectively, are recorded in non-interest income as net changes in the fair value of derivative instruments in the Corporation's consolidated statements of income.
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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		March 31, 2022		December 31, 2021
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$71,681	587	108,653	1,122
Negative fair values	Other liabilities	66,501	(808)	35,264	(203)
Total		138,182	(221)	143,917	919

Forward Commitments
Positive fair values	Other assets	49,000	905	30,500	65
Negative fair values	Other liabilities	2,500	(6)	45,500	(106)
Total		51,500	899	76,000	(41)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	42,117	2,256	35,447	961
Negative fair values	Other liabilities	42,117	(2,280)	35,447	(1,018)
Total		84,234	(24)	70,894	(57)
Total derivative financial instruments		$273,916	654	290,811	821
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Interest Rate Lock Commitments	$(1,140)	(4,437)
Forward Commitments	940	3,396
Customer Derivatives - Interest Rate Swaps	33	97
Net fair value losses on derivative financial instruments	$(167)	(944)
Net realized gains on derivative hedging activities were $2.8 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively, and are included in non-interest income in the consolidated statements of income.
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

	Segment Information
	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$15,610	94	331	16,035	$14,500	(14)	634	15,120
Provision for loan losses	615	—	—	615	599	—	—	599
Net interest income after provision	14,995	94	331	15,420	13,901	(14)	634	14,521

Non-interest Income
Mortgage banking income	196	—	6,900	7,096	268	—	23,832	24,100
Wealth management income	—	1,304	—	1,304	—	1,136	—	1,136
SBA income	2,520	—	—	2,520	1,245	—	—	1,245
Net change in fair values	32	—	(2,100)	(2,068)	98	—	(5,011)	(4,913)
Net gain on hedging activity	—	—	2,827	2,827	—	—	4,261	4,261
Other	628	(1)	796	1,423	712	—	507	1,219
Non-interest income	3,376	1,303	8,423	13,102	2,323	1,136	23,589	27,048
Non-interest expense	10,208	878	10,347	21,433	8,932	895	18,436	28,263
Income (loss) before income taxes	$8,163	519	(1,593)	7,089	7,292	227	5,787	13,306

Total Assets	$1,728,329	7,251	96,009	1,831,589	$1,578,721	6,092	159,164	1,743,977

(11)    Leases
On January 1, 2022, the Corporation adopted ASU 2016-02 (Topic 842), “Leases”, as further explained in Note 12, Recent Accounting Pronouncements.
The Corporation’s operating leases consist of various retail branch locations and loan production offices. As of March 31, 2022, the Corporation’s leases have remaining lease terms ranging from 8 months to 13 years, including extension options that the Corporation is reasonably certain will be exercised.

The Corporation’s leases include fixed rental payments, and certain of our leases also include variable rental payments where lease payments may increase at pre-determined dates based on the change in the consumer price index. The Corporation’s lease agreements include gross leases as well as leases in which we make separate payments to the lessor for items such as the property taxes assessed on the property or a portion of the common area maintenance associated with the property. We have elected the practical expedient not to separate lease and non-lease components for all of our building leases. The Corporation also elected to not recognize right of use (ROU) assets and lease liabilities for short-term leases.

As of March 31, 2022 the Corporation’s ROU assets and related lease liabilities were $10.5 million and $10.3 million, respectively. These amounts are included within other assets and other liabilities, respectively.

The components of lease expense were as follows:

(dollars in thousands)	Three Months Ended March 31, 2022
Operating lease expense	$585
Short term lease expense	1
Variable lease expense	—
Total lease expense	$586
Supplemental cash flow information related to leases was as follows:

(dollars in thousands)	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$560
ROU asset obtained in exchange for lease liabilities	$10,995
Maturities of operating lease liabilities under FASB ASC 842 "Leases" as of March 31, 2022 are as follows:

(dollars in thousands)	March 31, 2022
2022	$548
2023	1,892
2024	1,746
2025	1,456
2026	1,436
2027 and thereafter	3,134
Total operating lease liabilities	$10,212
As of March 31, 2022, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 6.63 years.
Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of March 31, 2022 is 2.58%.

As of March 31, 2022, the Corporation had not entered into any material leases that have not yet commenced.

(12)    Recent Accounting Pronouncements
As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the Bank is permitted an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as financial statements that we file up to the date we lose this designation (December 31, 2022) will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period. As a filer under the JOBS Act, we will implement new accounting standards subject to the effective dates required for non-public entities.

Adopted Pronouncements in 2022:

FASB ASU 2016-02 (Topic 842), “Leases”
Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In June 2020, the FASB approved a delay for the implementation of the ASU. Accordingly, the amendments in this update are effective for the Corporation for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On January 1, 2022 the Corporation recognized a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition. The adoption of teh ASU was on a prospective basis and therefore comparative prior periods are still presented under ASC 840. Refer to footnote 12 - leases, for further details.

Pronouncements Not Effective as of March 31, 2022:

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”
Issued in June 2016, ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure the current expected credit losses (“CECL”) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an emerging growth company, the Corporation’s effective date for the implementation of the ASU will be January 1, 2023. Management is currently determining under which method we will adopt this ASU. Management has assembled a cross-functional team from Finance, Credit, and IT that is leading the implementation efforts to evaluate the impact of this guidance on the Corporation's consolidated financial statements and related disclosures, internal systems, accounting policies, processes and related internal controls. At this time an estimate of the impact to the Corporation's consolidated financial statements cannot be determined.
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
FASB ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures."
In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. This ASU is effective for fiscal years beginning after December 15, 2022 or January 1, 2023 for the Corporation, including interim periods within those fiscal years for entities that have adopted CECL. Early adoption is permitted if an entity has adopted CECL. The Corporation is in the process of evaluating the amendments but does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2021 included in Meridian Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Cautionary Statement Regarding Forward-Looking Statements
Meridian Corporation (the “Corporation”) may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties including, without limitation: the impact of the current COVID-19 pandemic and government responses thereto, on the U.S. economy, including the markets in which we operate; actions that we and our customers take in response to these factors and the effects such actions have on our operations, products, services and customer relationships; and the risk that the Small Business Administration may not fund some or all Paycheck Protection Program (PPP) loan guaranties, among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements. Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.
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
This critical accounting policy, along with other significant accounting policies, are presented in in Footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020 included in the Annual Report on Form 10-K.
Executive Overview
The following items highlight the Corporation’s results of operations for the three months ended March 31, 2022, as compared to the same periods in 2021, and the changes in its financial condition as of March 31, 2022 as compared to December 31, 2021. More detailed information related to these highlights can be found in the sections that follow.
Changes in Financial Condition
•Total assets increased $118.1 million, or 6.9%, to $1.8 billion as of March 31, 2022.
•Portfolio loans, excluding SBA Paycheck Protection Program ("PPP") loans, grew $84.1 million, or 6.5% quarter-over-quarter, or 26% on an annualized basis. PPP loans decreased $38.6 million, or 43.7%, and mortgage loans held for sale decreased $376 thousand, or 0.5%.
•Quarter-over-quarter portfolio loan growth was most evident in the commercial real estate/construction portfolio which grew $41.0 million, commercial loans and leases which grew $38.7 million, and residential loans which grew $10.3 million, partially offset by a decrease of $4.3 million in SBA loans, and a $1.6 million decrease in home equity loans.
•As of March 31, 2022, we have assisted borrowers with the forgiveness of 904 PPP “round 1” loans totaling approximately $227.4 million, and 324 PPP “round 2” loans totaling approximately $70.0 million.
•Cash and cash equivalents and investments increased a combined $45.4 million or 193.4%.
•During the quarter-ended March 31, 2022, $27.7 million of municipal securities previously classified as available-for-sale on the balance sheet, were transferred to the held-to-maturity portfolio.
•Our combined servicing asset portfolio (which includes both mortgage servicing rights and SBA servicing assets) increased $631 thousand, or 4.9%, to $13.4 million as of March 31, 2022.
•Total deposits grew $118.4 million, or 8.2%, to $1.6 billion as of March 31, 2022. Non-interest bearing deposits grew $16.9 million, or 6.1%, to $291.4 million as of March 31, 2022.
•Total borrowings decreased $5.2 million as short-term borrowings were paid down with available cash on hand. As of March 31, 2022 Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) balances were paid down to $0 as PPP loans have continued to be forgiven or payoff.
•Returned $7.7 million of capital to Meridian shareholders for the three months ended March 31, 2022 through dividends, including a $1.00 special dividend, and the $0.20 quarterly dividend.

Three Month Results of Operations
•Pre-tax, pre-provision income for the Bank in the first quarter 2022 was $8.8 million, an increase of $1.9 million, or 28.5%, led by strong SBA loan sales volume, wealth management income, and other fee income, combined with lower operating expenses for the quarter.
•Consolidated net income was $5.5 million, a decrease of $2.2 million, or 28.3%, largely led by a lower level of non-interest income from mortgage banking activity.
•The return on average equity (“ROE”) and return on average assets (“ROA”) were 13.86% and 1.28%, respectively, for the first quarter 2022, compared to 19.15% and 1.74%, respectively, for the fourth quarter 2021.
•Net interest margin increased to 3.89% from 3.83%, as excess cash and PPP loan payoffs were reinvested in higher yielding commercial portfolios. Interest income, however, declined modestly $287 thousand, or 1.8% due largely to fewer days in the quarter.
•Non-interest income decreased $4.0 million or 23.3%, due to:
•Lower level of mortgage banking revenue, which declined $6.5 million, or 48%, partially offset by increased hedging gains of $2.3 million.
•An increase in SBA loan sale revenue of $1.0 million, or 70.8%.
•An increase in other fee income of $131 thousand, or 11.7%.
•An increase in wealth management revenue of $34 thousand, or 2.7%, due to increased AUM and favorable market conditions.
•Changes in fair value related to mortgage banking activities were down $236 thousand over the period.
•Provision for loan losses increased $837 thousand due to loan growth.
•Non-interest expenses decreased $2.3 million, or 9.7%, as a result of a lower level of salaries and benefits, largely related to variable compensation in the mortgage segment, combined with a decline in incentive and stock based compensation for bank and wealth segments.
•On April 28, 2022, the Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable May 23, 2022, to shareholders of record as of May 16, 2022.

Key Performance Ratios
Key financial performance ratios for the three months ended March 31, 2022 and 2021 are shown in the table below:

	Three Months Ended March 31,
	2022	2021
Annualized return on average equity	13.86%	30.06%
Annualized return on average assets	1.28%	2.43%
Net interest margin (tax effected yield)	3.89%	3.72%
Basic earnings per share	$0.92	$1.70
Diluted earnings per share	$0.88	$1.65

The following table presents certain key period-end balances and ratios as of March 31, 2022 and December 31, 2021:

(dollars in thousands, except per share amounts)	March 31, 2022	December 31, 2021
Book value per common share	$25.73	$27.07
Tangible book value per common share (1)	$25.04	$26.37
Allowance as a percentage of loans and leases held for investment	1.31%	1.35%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.38%	1.46%
Tier I capital to risk weighted assets	10.09%	10.83%
Tangible common equity ratio (1)	8.40%	9.42%
Loans held for investment	$1,431,906	$1,386,457
Total assets	$1,831,589	$1,713,443
Stockholders' equity	$157,684	$165,360

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
The table below provides the non-GAAP reconciliation for our tangible common equity ratio for Meridian Corporation:

(dollars in thousands)	March 31, 2022	December 31, 2021
Tangible common equity ratio:
Total stockholders' equity	157,684	165,360
Less:
Goodwill and intangible assets	(4,227)	(4,278)
Tangible common equity	153,457	161,082
Total assets	1,831,589	1,713,443
Less:
Goodwill and intangible assets	(4,227)	(4,278)
Tangible assets	$1,827,363	$1,709,165
Tangible common equity ratio	8.40%	9.42%

The table below provides the non-GAAP reconciliation for our tangible book value per common share for Meridian Corporation:

Reconciliation of tangible book value per common share	March 31, 2022	December 31, 2021
Book value per common share	$25.73	$27.07
Less: Impact of goodwill and intangible assets	0.69	0.70
Tangible book value per common share	$25.04	$26.37
The following is a reconciliation of the allowance for loan losses to total loans held for investment ratio for the three months ended March 31, 2022. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation.

	2022	2021
Reconciliation of Allowance for Loan Losses / Total loans held for investment	March 31	December 31
Allowance for loan losses / Total loans held for investment	1.31%	1.35%
Less: Impact of loans held for investment - fair valued	0.02%	0.02%
Less: Impact of PPP loans	0.05%	0.09%
Allowance for loan losses / Total loans held for investment (excl. loans at fair value and PPP loans)	1.38%	1.46%

The table below provides the non-GAAP reconciliation for pre-tax, pre-provision income:

(Dollars in thousands)	Three Months Ended March 31,
Reconciliation of pre-tax, pre-provision income	2022	2021
Income before income tax expense	$7,089	$13,306
Provision for loan losses	615	599
Pre-tax, pre-provision income	$7,704	$13,905
The following sections discuss, in detail, the Corporation’s results of operations for the three ended March 31, 2022, as compared to the same periods in 2021, and the changes in its financial condition as of March 31, 2022 as compared to December 31, 2021.
Components of Net Income
Net income is comprised of five major elements:
•Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
•Provision For Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;
•Non-interest Income, which is made up primarily of mortgage banking income, wealth management income, SBA loan sale income, fair value adjustments, gains and losses from the sale of loans, gains and losses from the sale of investment securities available for sale and other fees from loan and deposit services;
•Non-interest Expense, which consists primarily of salaries and employee benefits, occupancy, professional fees, advertising & promotion, data processing, information technology, loan expenses, and other operating expenses; and
•Income Taxes, which include state and federal jurisdictions.

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three ended March 31, 2022 and 2021, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Interest income increased $513 thousand, or 2.9%, to $18.0 million from $17.5 million for the first quarter of 2021 largely due to increases in average balances. There was a $25.3 million increase in average interest earning assets, year over year, led by increases of $101.8 million in loans held for investment, a $32.3 million increase in investment securities, and a $14.7 million increase in interest earning cash balances, offset partially by a $106.6 million decrease in the average balance of loans held for sale. These average balance increases helped to offset the negative impact to interest income that a 9 basis point decline in the yield on loans held for investment and a 13 basis point decline in the yield on investment securities had. Overall the yield on interest-earning assets increased 6 basis points to 4.35% over the period.
Interest expense was down $402 thousand, or 17.2%, to $1.9 million. Deposit interest expense was down $277 thousand, or 17.7%, period over period, to $1.3 million, while interest expense on borrowings was down $125 thousand, or 16.3%, to $640 thousand. Total interest-bearing deposit balances increased $149.9 million on average when comparing the three months ended March 31, 2022 to March 31, 2021, while the cost of deposits was down 16 basis points over this same period. The average balance of interest-bearing deposits was up $45.5 million, down 33 basis points, while the average balance on money market and savings deposits were up $113.0 million, down 8 basis points. Offsetting these average balance increases slightly was a $8.6 million decline in time deposit average balances, with a 20 basis point decline. The average balance of borrowings was down $167.6 million for the three months ended March 31, 2022, compared to March 31, 2021. This decline was largely due to the decline in PPPLF advances used to fund PPP loans as such loans continue to pay off.

Net interest income increased $918 thousand, or 6.1%, to $$16.1 million on a tax-equivalent basis for the three months ended March 31, 2022, compared to $15.2 million for the three months ended March 31, 2021. The net interest margin was 3.89% for the first quarter of 2022 compared to 3.72% for the first quarter of 2021. The increase in net interest margin reflects the increased yield on interest earnings assets, combined with the declining interest rates paid on deposits and borrowings loan portfolios overall.

Analyses of Interest Rates and Interest Differential
The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

For the Three Months Ended March 31, (dollars in thousands)	2022			2021
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets
Interest-earning assets
Due from banks	$28,389	13	0.18%	$13,647	2	0.09%
Federal funds sold	877	—	0.12%	17,791	1	0.02%
Investment securities(1)	167,881	799	1.93%	135,612	688	2.06%
Loans held for sale	67,092	536	3.20%	173,664	1,131	2.61%
Loans held for investment(1)	1,415,831	16,685	4.75%	1,314,077	15,695	4.84%
Total loans	1,482,923	17,221	4.71%	1,487,741	16,826	4.59%
Total interest-earning assets	1,680,070	18,033	4.35%	1,654,791	17,517	4.29%
Noninterest earning assets	72,573			40,170
Total assets	$1,752,643			$1,694,961
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$269,864	137	0.21%	$224,362	298	0.54%
Money market and savings deposits	690,475	852	0.50%	577,472	829	0.58%
Time deposits	262,779	300	0.46%	271,416	439	0.66%
Total deposits	1,223,118	1,289	0.43%	1,073,250	1,566	0.59%
Borrowings	15,708	49	1.28%	183,336	172	0.38%
Subordinated debentures	40,519	591	5.84%	40,682	593	5.83%
Total interest-bearing liabilities	1,279,345	1,929	0.61%	1,297,268	2,331	0.73%
Noninterest-bearing deposits	281,123			234,030
Other noninterest-bearing liabilities	30,236			26,474
Total liabilities	$1,590,704			$1,557,772
Total stockholders' equity	161,939			137,189
Total stockholders' equity and liabilities	$1,752,643			$1,694,961
Net interest income (1)		$16,104			$15,186
Net interest spread (1)			3.74%			3.56%
Net interest margin (1)			3.89%			3.72%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2022 as compared to the same periods in 2021, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

(dollars in thousands)	March 31, 2022 Compared to 2021
	Change in interest rate due to:
	Rate	Volume	Total
Interest income:
Due from banks	$5	6	11
Federal funds sold	5	(6)	(1)
Investment securities(1)	(255)	366	111
Loans held for sale	1,331	(1,926)	(595)
Loans held for investment(1)	(1,767)	2,757	990
Total loans	(436)	831	395
Total interest income	$(681)	1,197	516
Interest expense:
Interest bearing deposits	$(491)	330	(161)
Money market and savings deposits	(532)	555	23
Time deposits	(125)	(14)	(139)
Total interest bearing deposits	(1,148)	871	(277)
Total borrowings	830	(953)	(123)
Subordinated debentures	4	(6)	(2)
Total interest expense	(314)	(88)	(402)
Interest differential	$(367)	1,285	918

(1)Yields and net interest income are reflected on a tax-equivalent basis.
For the three months ended March 31, 2022 as compared to the same period in 2021, tax-equivalent interest income increased $516 thousand as volume changes in average earning assets contributed $1.2 million and unfavorable rate changes reduced interest income by $681 thousand. The favorable change in interest income due to volume changes was driven mostly from growth in the loans held for investment portfolio, which increased $101.8 million on average over the three month periods, while the loans held for sale portfolio decreased $106.6 million on average over this period. Within the loans held for investment portfolio, average balances on commercial loans and leases were up $170.5 million, and commercial real estate/construction loans were up $62.0 million, while the average balance of PPP loans were down $142.1 million as such loans continue to be forgiven by the SBA. Partially off-setting these favorable volume changes were unfavorable rate changes of 13 basis points and 9 basis points on investment securities and loans held for investment, reducing interest income by $255 thousand and $1.8 million, respectively. While a decline in volume on loans held for sale had a negative impact on interest income, the increase in the yield on loans held for sale had a $1.3 million positive impact on interest income.
On the funding side, interest expense decreased $402 thousand due to the impact from rate declines which offset the impact from volume increases. The cost of deposits were down across the board, having a $1.1 million positive effect on interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits declined 33 basis points, 8 basis points and 20 basis points, respectively, while the cost of borrowings increased 85 basis points. Interest-bearing deposits, and money market and savings accounts increased $45.5 million, and $113.0 million on average, while time deposits decreased $8.6 million on average, and borrowings overall were down $167.6 million on average. These average balance changes led to a $88 thousand decrease in interest expense.
Overall, the increase in interest income from volume changes contributed $1.2 million and out-paced the unfavorable rate changes to improve tax-equivalent net interest income by $918 thousand.

Simulations of net interest income. We use a simulation model on a quarterly basis to measure and evaluate potential changes in our net interest income resulting from various hypothetical interest rate scenarios. Our model incorporates various assumptions that management believes to be reasonable, but which may have a significant impact on results such as:
•The timing of changes in interest rates;
•Shifts or rotations in the yield curve;
•Repricing characteristics for market rate sensitive instruments on the balance sheet;
•Differing sensitivities of financial instruments due to differing underlying rate indices;
•Varying timing of loan prepayments for different interest rate scenarios;
•The effect of interest rate floors, periodic loan caps and lifetime loan caps;
•Overall growth rates and product mix of interest-earning assets and interest-bearing liabilities.

Because of the limitations inherent in any approach used to measure interest rate risk, simulated results are not intended to be used as a forecast of the actual effect of a change in market interest rates on our results, but rather as a means to better plan and execute appropriate Asset / Liability Management (“ALM”) strategies.

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of March 31, 2022 and 2021 are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp

	Estimated increase (decrease) in Net Interest Income For the Three Months Ended March 31,
Changes in Market Interest Rates	2022	2021
+300 basis points over next 12 months	0.93%	3.83%
+200 basis points over next 12 months	0.44%	2.28%
+100 basis points over next 12 months	(0.10)%	1.06%
No Change
-100 basis points over next 12 months	(0.15)%	(1.56)%
-200 basis points over next 12 months	(1.29)%	(5.01)%
The above interest rate simulation suggests that the Corporation’s balance sheet is liability sensitive as of March 31, 2022. In its current position, the table indicates that a 100 basis point increase in interest rates would have a modestly negative impact from rising rates on net interest income over the next 12 months and a more significant positive impact in a 200 and 300 basis point increase as rates move above the loan floors. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of March 31, 2022 and 2021, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that starting in the first quarter of 2020 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are allowed to decline below 0%. Management has and continues to employ strategies to mitigate risk in these scenarios. Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

	Estimated increase (decrease) in Net Economic Value at March 31,
Changes in Market Interest Rates	2022	2021
+300 basis points	28%	64%
+200 basis points	22%	48%
+100 basis points	14%	27%
No Change
-100 basis points	(21)%	(39)%
-200 basis points	(55)%	(97)%
This economic value of equity profile at March 31, 2022 suggests that we would experience a positive effect from an increase in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-earning assets. Conversely, we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

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

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan losses of $615 thousand for the first quarter of 2022 increased $16 thousand, or 2.67%, from the provision for loan losses recorded for the first quarter of 2021. The first quarter 2021 provision was calculated at the time the COVID-19 pandemic was intensifying locally and nationally and was therefore impacted by increased qualitative provisioning for the economic uncertainty as a result of the pandemic, while the first quarter 2022 provision reflects that certain financial and economic indicators have improved over the last few periods, combined with the impact of a specific reserve applied against the non-performing loan relationship discussed below in the Asset Quality Summary section.

Asset Quality Summary
Asset quality remains a strong focus of management. Total non-performing loans were $22.8 million as of March 31, 2022, relatively unchanged from $23.0 million as of December 31, 2021. As of March 31, 2022 there was a specific reserve of $2.3 million against a non-performing commercial loan relationship. Consequently the ratio of non-performing assets to total assets was elevated to 1.25% as of March 31, 2022 and 1.34% as of December 31, 2021. Despite the near-term impact to these ratios resulting from this one loan relationship, management feels that overall asset quality remains strong. There were no properties in OREO as of March 31, 2022 and December 31, 2021.

Meridian realized net charge-offs of 0.04% of total average loans for the quarter ending March 31, 2022, up from the quarter ended December 31, 2021 level of 0.00%. Charge-offs amounted to $566 thousand for the quarter ending March 31, 2022, while recoveries were $19 thousand during this quarter. Nearly all of the charge-offs for the quarter ending March 31, 2022 were from small ticket equipment leases. The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure, see reconciliation in the Appendix), was 1.38% as of March 31, 2022 and 1.46% as of December 31, 2021.

As of March 31, 2022, the Corporation had $3.4 million of troubled debt restructurings (“TDRs”), of which $3.0 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2021, the Corporation had $3.8 million of TDRs, of which $3.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of March 31, 2022, the Corporation had a recorded investment of $25.2 million of impaired loans and leases which included $3.4 million of TDRs, while as of December 31, 2021, the Corporation had a recorded investment of $25.8 million of impaired loans and leases which included $3.8 million of TDRs, while as of December 31, 2021.

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

Nonperforming Assets and Related Ratios

	As of
	March 31,	December 31,
(dollars in thousands)	2022	2021
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Home equity lines and loans	999	911
Residential mortgage	2,412	2,398
Total real estate loans	3,411	3,309
Commercial and industrial	18,749	18,801
Small business loans	666	666
Leases	—	212
Total nonaccrual loans	$22,826	$22,988
Total non-performing loans	$22,826	$22,988
Total non-performing assets	$22,826	$22,988

Troubled debt restructurings:
TDRs included in non-performing loans	358	361
TDRs in compliance with modified terms	3,007	3,446
Total TDRs	$3,365	3,807

Asset quality ratios:
Non-performing assets to total assets	1.25%	1.34%
Non-performing loans to:
Total loans and leases	1.51%	1.57%
Total loans held-for-investment	1.59%	1.66%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.67%	1.80%
Allowance for loan losses to:
Total loans and leases	1.24%	1.28%
Total loans held-for-investment	1.31%	1.35%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.38%	1.46%
Non-performing loans	82.48%	81.60%

Total loans and leases	$1,513,164	1,467,339
Total loans and leases held-for-investment	$1,431,906	1,386,457
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,364,851	1,280,591
Allowance for loan and lease losses	$18,826	18,758

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” above for a reconciliation of this measure to its most comparable GAAP measure.

NON-INTEREST INCOME
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Total non-interest income for the first quarter of 2022 was $13.1 million, down $13.9 million or 51.6% from the comparable period in 2021. This decrease in non-interest income came from our mortgage segment. Mortgage banking net revenue decreased $17.0 million or 70.6% over the first quarter of 2021, resulting from decreased levels of mortgage loan originations as rising interest rates and lack of housing inventory has had an impact on mortgage banking activity. Our mortgage segment originated $323.8 million in loans during the first quarter of 2022, a decrease of $401.2 million, or 55.3%, from the first quarter of 2021. The changes in the fair value of derivative instruments and loans held for sale increased a combined $3.5 million over the period. Net hedging activity declined as the net gain decreased $1.4 million for the first quarter of 2022.
Net revenue from the sales of SBA 7(a) loans increased $1.3 million as $25.2 million in loans were sold in the first quarter of 2022 compared to $13.0 million in loans sold in the first quarter of 2021, an increase of nearly 93.0%. This represents the 5th straight quarter of net revenue from the sales of SBA 7(a) loans of at least $1.2 million. Wealth management revenue increased $168 thousand year-over-year due to an increase of $166.8 million in assets under management over this period, which benefit from the more favorable market conditions, as discussed above. Other fee income was up $173 thousand or 16.1% from the first quarter of 2021, to $1.2 million, due to increases in wire fees, title fee income, and servicing fee income.

NON-INTEREST EXPENSE
Three Months Ended March 31, 2022 Compared to the Same Period in 2021
Total non-interest expense for the first quarter of 2022 was $21.4 million, down $6.8 million or 24.2%, from the comparable period in 2021. The decrease in non-interest expense is largely attributable to a decrease in salaries and employee benefits expense, which decreased $6.8 million or 30.9%, from the comparable period in 2021. Of this decrease, $7.5 million relates to the mortgage segment, while there was an increase of $680 thousand for the bank and wealth segments due to an increase of 30 in FTE’s and a higher level of stock-based compensation expense.
Advertising and promotion expense increased $201 thousand, or 25.6%, over the comparable period in 2021 as the result of a renewed and focused priority placed on business development and community outreach efforts throughout the Meridian organization. In the first quarter of 2022 the easing of COVID-19 restrictions has provided our team members with much better opportunities to meet with customers and prospective customers as they were accustomed to pre-pandemic.

Information technology expense increased $285 thousand, or 67.1%, to $710 thousand for the first quarter of 2022. Meridian continued with our strategy to invest in technology that focuses on improving back-office efficiencies through automation and workflow processes. In addition, with a focus on cloud-based computing, IT has improved the scalability of storage; reduced the maintenance process; and eliminated the need and cost for further servers. Other non-interest expense decreased $382 thousand, or 18.7%, to $1.7 million for the first quarter of 2022, largely due to a reduction in a reserve for mortgage loan repurchases.

INCOME TAXES
Income tax expense for the three months ended March 31, 2022 was $1.6 million, as compared to $3.1 million for the same period in 2021. The decrease in income tax expense was attributable to the decrease in earnings, period over period. Our effective tax rate was 21.9% for the first quarter of 2022 and 23.6% for the first quarter of 2021.

BALANCE SHEET ANALYSIS
As of March 31, 2022, total assets were $1.8 billion, an increase of $118.1 million, or 6.9%, from December 31, 2021. Total assets increased $87.6 million from March 31, 2021. This growth in assets over both periods compared was due to loan portfolio growth, as discussed further below.

Portfolio loans grew $45.4 million, or 3.3%, to $1.4 billion as of March 31, 2022, from $1.4 billion as of December 31, 2021. Overall portfolio loan growth, excluding PPP loans, was 6.5% quarter-over-quarter, or 26% on an annualized basis for 2022. Commercial loans increased $25.0 million, or 8.5%, commercial real estate loans increased $12.9 million, or 2.4%, construction loans increased $28.1 million, or 20.8%, residential real estate loans held in portfolio increased $10.3 million, or 15.1%, and lease financings increased $13.7 million, or 14.7% from December 31, 2021. Partially offsetting the growth in portfolio loans was a decrease of $38.6 million, or 43.7%, in PPP loan balances.

Deposits were $1.6 billion as of March 31, 2022, up $118.4 million, or 8.2%, from December 31, 2021. Non-interest bearing deposits increased $16.9 million, or 6.1%, from December 31, 2021 due to strong business development efforts.

Interest-bearing checking accounts decreased $16.0 million, or 5.9%, while money market accounts/savings accounts combined decreased $9.5 million, or 1.4%, since December 31, 2021. Certificates of deposits increased $127.0 million, or 61.7%, from December 31, 2021, as such deposits were utilized as an alternative source of cost effective wholesale funding.

Capital
Consolidated stockholders’ equity of the Corporation was $157.7 million, or 8.6% of total assets as of March 31, 2022, as compared to $165.4 million, or 9.7% of total assets as of December 31, 2021. The change in stockholders’ equity is the result of year-to-date net income of $5.5 million, offset by dividends of $7.3 million paid as well as a $6.4 million decline in accumulated other comprehensive income from the investment security portfolio due to changes in interest rates over this period.
As of March 31, 2022, the Tier 1 leverage ratio was 9.10% for the Corporation and 11.20% for the Bank, the Tier 1 risk-based capital and common equity ratios were 10.09% for the Corporation and 12.41% for the Bank, and total risk-based capital was 13.91% for the Corporation and 13.76% for the Bank. Based on these capital ratio levels, we remain above the Community Bank Leverage Ratio ("CBLR") requirement of 8%. Quarter-end numbers show a tangible common equity to tangible assets ratio (a non-GAAP measure) of 8.40% for the Corporation and 10.40% for the Bank. Tangible book value per share (a non-GAAP measure) was $25.04 as of March 31, 2022, compared with $26.37 as of December 31, 2021. A reconciliation of these non-GAAP measures is included above.
The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Actual		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$159,154	9.10%	$139,869	8.00%
Bank	195,818	11.20%	139,867	8.00%

	December 31, 2021
(dollars in thousands)	Actual		To Be Well Capitalized Under CBLR Framework
Tier 1 capital (to average assets)
Corporation	$160,379	9.39%	$136,621	8.00%
Bank	196,506	11.51%	136,620	8.00%
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
Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $331.9 million at March 31, 2022, compared to $263.6 million at December 31, 2021, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $3.2 million at March 31, 2022. At March 31, 2022, Meridian had no borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2022, Meridian’s maximum borrowing capacity with the FHLB was $524.3 million. At March 31, 2022, Meridian had borrowed $36.1 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $102 million against its available credit lines. At March 31, 2022, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $162.8 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $378.3 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of March 31, 2022, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $8.2 million for the three months ended March 31, 2022, as compared to income before tax of $7.3 million for the same period in 2021. The Banking Segment provided 115.2% of the Corporation’s pre-tax profit for the three month period ended March 31, 2022, as compared to 54.8% for the same period in 2021.
The Wealth Management Segment recorded income before tax of $519 thousand for the three months ended March 31, 2022, as compared to income before tax of $227 thousand for the same period in 2021.
The Mortgage Banking Segment recorded loss before tax of $1.6 million for the three months ended March 31, 2022, as compared to income before tax of $5.8 million for the same periods in 2021. Mortgage Banking income and expenses related to loan originations and sales increased due to higher origination volume.
Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2022 were $475.2 million, as compared to $486.6 million at December 31, 2021.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2022 amounted to $23.2 million, as compared to $26.0 million at December 31, 2021.

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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased four loans totaling $906 thousand for the three months ended March 31, 2022, and repurchased one loan in the amount of $154 thousand for the three months ended March 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See the discussion of quantitative and qualitative disclosures about market risks in “Management’s Discussion and Analysis of Results of Operations – "Analyses of Interest Rates and Interest Differential,” “Rate/Volume Analysis,” and "Rate Ramp" in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2022 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.

Item 1A. Risk Factors.
There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Exhibit Index, which appears at page 51.

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

Date:	May 10, 2022	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)