Form 10-Q
period 2022-06-30
Meridian Corp
filed 2022-08-09
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2022 there were 6,017,247 outstanding shares of the issuer’s common stock, par value $1.00 per share.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	June 30, 2022	December 31, 2021
Cash and due from banks	$37,093	$23,480
Cash and cash equivalents	37,093	23,480
Securities available-for-sale (amortized cost of $139,833 and $158,387 as of June 30, 2022 and December 31, 2021)	129,288	159,302
Securities held-to-maturity (fair value of $33,497 and $6,591 as of June 30, 2022 and December 31, 2021)	37,111	6,372
Equity investments	2,153	2,354
Mortgage loans held for sale (amortized cost of $58,914 and $80,002 as of June 30, 2022 and December 31, 2021), at fair value	58,938	80,882
Loans, net of fees and costs (includes $16,212 and $17,558 of loans at fair value, amortized cost of $17,611 and $17,106 as of June 30, 2022 and December 31, 2021)	1,518,893	1,386,457
Allowance for loan and lease losses	(18,805)	(18,758)
Loans, net of the allowance for loan and lease losses	1,500,088	1,367,699
Restricted investment in bank stock	4,719	5,117
Bank premises and equipment, net	12,185	11,806
Bank owned life insurance	22,778	22,503
Accrued interest receivable	5,108	5,009
Deferred income taxes	4,467	1,413
Servicing assets	12,860	12,765
Goodwill	899	899
Intangible assets	3,277	3,379
Other assets	22,055	10,463
Total assets	$1,853,019	$1,713,443
Liabilities:
Deposits:
Non-interest bearing	$291,925	$274,528
Interest bearing	1,276,089	1,171,885
Total deposits	1,568,014	1,446,413
Short-term borrowings	59,136	41,344
Subordinated debentures	40,567	40,508
Accrued interest payable	146	31
Other liabilities	29,069	19,787
Total liabilities	1,696,932	1,548,083
Stockholders’ equity:
Common stock, $1 par value. Authorized 25,000,000 shares as of June 30, 2022 and December 31, 2021; issued 6,560,956 and 6,534,587 as of June 30, 2022 and December 31, 2021	6,561	6,535
Surplus	84,359	83,663
Treasury stock - 524,078 and 426,693 shares at June 30, 2022 and December 31, 2021	(11,896)	(8,860)
Unearned common stock held by employee stock ownership plan	(1,602)	(1,602)
Retained earnings	87,815	84,916
Accumulated other comprehensive (loss) income	(9,150)	708
Total stockholders’ equity	156,087	165,360
Total liabilities and stockholders’ equity	$1,853,019	$1,713,443
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans, including fees	$19,120	$16,839	$36,339	$33,662
Securities:
Taxable	436	280	772	553
Tax-exempt	429	393	825	746
Cash and cash equivalents	52	5	65	8
Total interest income	20,037	17,517	38,001	34,969
Interest expense:
Deposits	1,818	1,368	3,107	2,934
Borrowings	668	737	1,308	1,502
Total interest expense	2,486	2,105	4,415	4,436
Net interest income	17,551	15,412	33,586	30,533
Provision for loan losses	602	96	1,217	695
Net interest income after provision for loan losses	16,949	15,316	32,369	29,838
Non-interest income:
Mortgage banking income	6,942	19,467	14,038	43,567
Wealth management income	1,254	1,163	2,558	2,299
SBA loan income	437	1,490	2,957	2,735
Earnings on investment in life insurance	137	65	275	131
Net change in the fair value of derivative instruments	(674)	(2,148)	(840)	(3,092)
Net change in the fair value of loans held-for-sale	268	1,235	(856)	(2,632)
Net change in the fair value of loans held-for-investment	(835)	41	(1,613)	(61)
Net gain on hedging activity	1,715	(674)	4,542	3,587
Net gain on sale of investment securities available-for-sale	—	—	—	48
Service charges	31	33	58	65
Other	1,128	1,060	2,386	2,133
Total non-interest income	10,403	21,732	23,505	48,780
Non-interest expenses:
Salaries and employee benefits	12,926	20,213	28,224	42,352
Occupancy and equipment	1,176	1,175	2,428	2,326
Professional fees	913	816	1,761	1,756
Advertising and promotion	1,189	921	2,175	1,707
Data processing	580	520	1,059	1,136
Information technology	728	464	1,438	889
Pennsylvania bank shares tax	212	163	411	326
Other	1,982	1,974	3,643	4,018
Total non-interest expenses	19,706	26,246	41,139	54,510
Income before income taxes	7,646	10,802	14,735	24,108
Income tax expense	1,708	2,544	3,262	5,680
Net income	$5,938	$8,258	$11,473	$18,428
Basic earnings per common share	$0.99	$1.37	$1.91	$3.06
Diluted earnings per common share	0.96	1.33	1.84	2.98
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income:	$5,938	$8,258	$11,473	$18,428

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Net unrealized losses arising during the period, net of tax effect of $(1,025), $429, $(2,651), and $(163), respectively	(3,481)	1,414	(8,850)	(469)
Less: reclassification adjustment for net gains realized in net income, net of tax effect of $0, $0, $(3), and $12, respectively	—	—	(9)	(36)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity, net of tax effect of $7, $0, $(301), and $0, respectively	22	—	(999)
Unrealized investment losses, net of tax effect of $1,018, $429, $(2,955), and $175, respectively	(3,459)	1,414	(9,858)	(505)
Total other comprehensive (loss) income	(3,459)	1,414	(9,858)	(505)
Total comprehensive income	$2,479	$9,672	$1,615	$17,923
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands)	Common Stock	Surplus	Treasury Stock	Unearned Common Stock ESOP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2021	$6,456	$81,196	$(5,828)	$(1,768)	$59,010	$2,556	$141,622
Comprehensive income:
Net income					10,170		10,170
Net change in unrealized investment losses, net of tax						(1,919)	(1,919)
Total comprehensive income							8,251
Dividends declared, $1.125 per share					(6,931)		(6,931)
Common stock issued through share-based awards and exercises	32	302					334
Stock based compensation		229					229
Balance, March 31, 2021	6,488	81,727	(5,828)	(1,768)	62,249	637	143,505
Comprehensive income:
Net income					8,258		8,258
Net change in unrealized investment gains, net of tax						1,414	1,414
Total comprehensive income							9,672
Dividends paid or accrued, $0.125 per share					(768)		(768)
Common stock issued through share-based awards and exercises	5	52					57
Stock based compensation		419					419
Balance, June 30, 2021	$6,493	$82,198	$(5,828)	$(1,768)	$69,739	$2,051	$152,885

(dollars in thousands)	Common Stock	Surplus	Treasury Stock	Unearned Common Stock ESOP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, January 1, 2022	$6,535	$83,663	$(8,860)	$(1,602)	$84,916	$708	$165,360
Comprehensive income:
Net income					5,535		5,535
Net change in unrealized investment losses, net of tax						(6,399)	(6,399)
Total comprehensive loss							(864)
Dividends paid or accrued, $1.20 per share					(7,347)		(7,347)
Common stock issued through share-based awards and exercises	21	254					275
Stock based compensation		260					260
Balance, March 31, 2022	6,556	84,177	(8,860)	(1,602)	83,104	(5,691)	157,684
Comprehensive income:
Net income					5,938		5,938
Net change in unrealized investment losses, net of tax						(3,459)	(3,459)
Total comprehensive income							2,479
Dividends paid or accrued, $0.20 per share					(1,227)		(1,227)
Net purchase of treasury stock through publicly announced plans (97,385)			(3,036)				(3,036)
Common stock issued through share-based awards and exercises	5	88					93
Stock based compensation		94					94
Balance, June 30, 2022	$6,561	$84,359	$(11,896)	$(1,602)	$87,815	$(9,150)	$156,087
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(dollars in thousands)	2022	2021
Net income	$11,473	$18,428
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of investment securities	—	(48)
Net amortization of investment premiums and discounts and change in fair value of equity securities	239	664
Depreciation and amortization, net	749	(2,822)
Provision for loan losses	1,217	695
Amortization of issuance costs on subordinated debt	59	59
Stock based compensation	354	648
Net change in fair value of derivative instruments	840	3,092
Net change in fair value of loans held for sale	856	2,632
Net change in fair value of loans held for investment	1,613	61
Amortization and net impairment of servicing rights	1,327	364
SBA loan income	(2,957)	(2,735)
Proceeds from sale of loans	656,565	1,472,628
Loans originated for sale	(620,013)	(1,339,916)
Mortgage banking income	(14,038)	(43,567)
Increase in accrued interest receivable	(99)	(37)
Decrease (increase) in other assets	1,571	(494)
Earnings from investment in life insurance	(275)	(131)
Decrease in deferred income tax	(153)	(810)
Increase (decrease) in accrued interest payable	115	(1,034)
Increase (decrease) in other liabilities	(3,764)	(1,994)
Net cash provided by operating activities	35,679	105,683
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	6,327	4,421
Sales	—	13,639
Purchases	(15,707)	(37,620)
Activity in held-to-maturity securities:
Maturities, repayments and calls	362	—
Purchases	(4,500)	—
Decrease in restricted stock	398	2,504
Net increase in loans	(136,069)	(71,761)
Purchases of premises and equipment	(1,028)	(1,093)
Net cash used in investing activities	(150,217)	(89,910)
Cash flows from financing activities:
Net increase in deposits	121,601	171,945
Decrease in short-term borrowings	—	(5,465)
Increase (decrease) in short-term borrowings with original maturity > 90 days	17,792	(67,855)
Repayment of long-term debt, net	—	(116,932)
Net purchase of treasury stock	(3,036)	—
Dividends paid	(8,574)	(7,699)
Share based awards and exercises	368	391
Net cash provided by (used in) financing activities	128,151	(25,615)
Net change in cash and cash equivalents	13,613	(9,842)
Cash and cash equivalents at beginning of period	23,480	36,744
Cash and cash equivalents at end of period	$37,093	$26,902
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	4,301	5,471
Income taxes	3,265	8,009

Supplemental disclosure of cash flow information:
Transfers from loans held for sale to loans held for investment	2,848	4,193
Net loans sold, not settled	(962)	(4,432)
Investment security purchases, not settled	—	(1,188)
Transfer of securities from AFS to HTM	23,652	—
Lease liabilities arising from obtaining right-of-use assets	10,995	—
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
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any other period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income available to common stockholders	$5,938	8,258	11,473	18,428
Denominator for basic earnings per share
Weighted average shares outstanding	6,101	6,147	6,115	6,135
Average unearned ESOP shares	(102)	(115)	(104)	(117)
Basic weighted averages shares outstanding	5,999	6,032	6,011	6,018
Dilutive effects of assumed exercises of stock options	128	171	149	159
Dilutive effects of SERP shares	72	—	69	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	6,199	6,203	6,229	6,177
Basic earnings per share	$0.99	1.37	1.91	3.06
Diluted earnings per share	$0.96	1.33	1.84	2.98
Antidilutive shares excluded from computation of average dilutive earnings per share	136	140	21	140

(3)    Securities
The amortized cost and fair value of securities as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$14,046	10	(316)	13,740	12
U.S. government agency mortgage-backed securities	10,110	—	(470)	9,640	10
U.S. government agency collateralized mortgage obligations	21,875	7	(1,276)	20,606	26
State and municipal securities	45,070	—	(5,354)	39,716	34
U.S. Treasuries	32,979	—	(2,555)	30,424	25
Non-U.S. government agency collateralized mortgage obligations	9,303	—	(332)	8,971	9
Corporate bonds	6,450	—	(259)	6,191	11
Total securities available-for-sale	$139,833	17	(10,562)	129,288	127

	June 30, 2022
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	37,111	7	(3,621)	33,497	21
Total securities held-to-maturity	$37,111	7	(3,621)	33,497	21

	December 31, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$16,850	55	(68)	16,837	10
U.S. government agency mortgage-backed securities	9,749	124	(60)	9,813	3
U.S. government agency collateralized mortgage obligations	22,276	358	(253)	22,381	10
State and municipal securities	72,099	1,379	(496)	72,982	12
U.S. Treasuries	29,973	1	(246)	29,728	21
Non-U.S. government agency collateralized mortgage obligations	990	—	(15)	975	1
Corporate bonds	6,450	154	(18)	6,586	5
Total securities available-for-sale	$158,387	2,071	(1,156)	159,302	62
Securities held-to-maturity:
State and municipal securities	6,372	219	—	6,591	—
Total securities held-to-maturity	$6,372	219	—	6,591	—

Although the Corporation’s investment portfolio overall is in a net unrealized loss position at June 30, 2022, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.
During the quarter-ended March 31, 2022, $27.7 million of municipal securities, previously classified as available-for-sale on the balance sheet, were transferred to the held-to-maturity portfolio at fair value. After transfer, $1.3 million of unrealized losses remain in accumulated other comprehensive income. No gain or loss was recognized as a result of the transfer.
As of June 30, 2022 and December 31, 2021, securities having a fair value of $81.9 million and $92.2 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$10,771	(295)	747	(21)	11,518	(316)
U.S. government agency mortgage-backed securities	9,610	(470)	—	—	9,610	(470)
U.S. government agency collateralized mortgage obligations	15,599	(828)	3,897	(448)	19,496	(1,276)
State and municipal securities	38,130	(5,092)	1,585	(262)	39,715	(5,354)
U.S. Treasuries	30,424	(2,555)	—	—	30,424	(2,555)
Non-U.S. government agency collateralized mortgage obligations	8,007	(332)	—	—	8,007	(332)
Corporate bonds	6,191	(259)	—	—	6,191	(259)
Total securities available-for-sale	$118,732	(9,831)	6,229	(731)	124,961	(10,562)

	June 30, 2022
	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	—	—	24,955	(3,621)	24,955	(3,621)
Total securities held-to-maturity	$—	—	24,955	(3,621)	24,955	(3,621)

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$12,330	(68)	—	—	12,330	(68)
U.S. government agency mortgage-backed securities	3,852	(60)	—	—	3,852	(60)
U.S. government agency collateralized mortgage obligations	8,836	(187)	1,657	(66)	10,493	(253)
State and municipal securities	14,994	(427)	2,019	(69)	17,013	(496)
U.S. Treasuries	28,750	(246)	—	—	28,750	(246)
Non-U.S. government agency collateralized mortgage obligations	975	(15)	—	—	975	(15)
Corporate bonds	2,232	(18)	—	—	2,232	(18)
Total securities available-for-sale	$71,969	(1,021)	3,676	(135)	75,645	(1,156)
The amortized cost and carrying value of securities at June 30, 2022 and December 31, 2021 are shown below by contractual maturities. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2022				December 31, 2021
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities:
Due in one year or less	$—	—	—	—	$—	—	763	769
Due after one year through five years	17,889	16,823	3,768	3,760	12,934	12,885	2,354	2,397
Due after five years through ten years	27,543	25,337	4,090	3,885	30,890	30,798	3,255	3,425
Due after ten years	53,113	47,911	29,253	25,852	81,548	82,450	—	—
Subtotal	98,545	90,071	37,111	33,497	125,372	126,133	6,372	6,591
Mortgage-related securities	41,288	39,217	—	—	33,015	33,169	—	—
Total	$139,833	129,288	37,111	33,497	$158,387	159,302	6,372	6,591
There were no sales of available for sale investment securities for the three and six months ended June 30, 2022. Proceeds from the sale of available for sale investment securities totaled $0 for the three months ended June 30, 2021 and $13.6 million for the six months ended June 30, 2021, resulting in a gross gain on sale of $248 thousand and a gross loss on sale of $200 thousand for the period.

(4)    Loans Receivable
Loans and leases outstanding at June 30, 2022 and December 31, 2021 are detailed by category as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Mortgage loans held for sale	$58,938	80,882
Real estate loans:
Commercial mortgage	548,267	516,928
Home equity lines and loans	56,613	52,299
Residential mortgage (1)	112,549	68,175
Construction	201,163	160,905
Total real estate loans	918,592	798,307

Commercial and industrial	335,759	293,771
Small business loans	120,920	114,158
Paycheck Protection Program loans ("PPP")	21,867	90,194
Main Street Lending Program Loans ("MSLP")	597	597
Consumer	446	419
Leases, net	115,872	88,242
Total portfolio loans and leases	1,514,053	1,385,688
Total loans and leases	$1,572,991	1,466,570

Loans with predetermined rates	$473,637	488,220
Loans with adjustable or floating rates	1,099,354	978,350
Total loans and leases	$1,572,991	1,466,570

Net deferred loan origination costs	$4,840	769

(1) Includes $16,212 and $17,558 of loans at fair value as of June 30, 2022 and December 31, 2021, respectively.

Components of the net investment in leases at June 30, 2022 and December 31, 2021 are detailed as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Minimum lease payments receivable	$137,340	105,608
Unearned lease income	(21,468)	(17,366)
Total	$115,872	88,242

Age Analysis of Past Due Loans and Leases
The following tables present an aging of the Corporation’s loan and lease portfolio as of June 30, 2022 and December 31, 2021, respectively:

June 30, 2022	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	Delinquency percentage
(dollars in thousands)
Commercial mortgage	$—	—	—	548,267	548,267	—	548,267	—%
Home equity lines and loans	1	—	1	55,574	55,575	1,038	56,613	1.84
Residential mortgage (1)	—	—	—	110,497	110,497	2,052	112,549	1.82
Construction	—	—	—	201,163	201,163	—	201,163	—
Commercial and industrial	—	—	—	317,361	317,361	18,398	335,759	5.48
Small business loans	—	—	—	119,519	119,519	1,401	120,920	1.16
Paycheck Protection Program loans	—	—	—	21,867	21,867	—	21,867	—
Main Street Lending Program loans	—	—	—	597	597	—	597	—
Consumer	—	—	—	446	446	—	446	—
Leases, net	948	—	948	114,829	115,777	95	115,872	0.90
Total	$949	—	949	1,490,120	1,491,069	22,984	1,514,053	1.58%
(1)Includes $16,212 of loans at fair value as of June 30, 2022 ($15,636 are current and $576 are nonaccrual).

December 31, 2021	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	Delinquency percentage
(dollars in thousands)
Commercial mortgage	$—	—	—	516,928	516,928	—	516,928	—%
Home equity lines and loans	103	—	103	51,285	51,388	911	52,299	1.94
Residential mortgage (1)	600	—	600	65,177	65,777	2,398	68,175	4.40
Construction	—	—	—	160,905	160,905	—	160,905	—
Commercial and industrial	—	—	—	274,970	274,970	18,801	293,771	6.40
Small business loans	—	—	—	113,492	113,492	666	114,158	0.58
Paycheck Protection Program loans	—	—	—	90,194	90,194	—	90,194	—
Main Street Lending Program loans	—	—	—	597	597	—	597	—
Consumer	—	—	—	419	419	—	419	—
Leases, net	390	—	390	87,640	88,030	212	88,242	0.68
Total	$1,093	—	1,093	1,361,607	1,362,700	22,988	1,385,688	1.74%
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

Roll-Forward of Allowance by Portfolio Segment
The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, for the three and six month periods ended June 30, 2022 and 2021, respectively:

(dollars in thousands)	Balance, March 31, 2022	Charge-offs	Recoveries	Provision (Credit)	Balance, June 30, 2022
Commercial mortgage	$4,150	—	—	177	4,327
Home equity lines and loans	208	—	2	30	240
Residential mortgage	357	—	—	132	489
Construction	2,257	—	—	224	2,481
Commercial and industrial	7,369	—	9	(1,091)	6,287
Small business loans	3,372	—	—	309	3,681
Consumer	3	—	1	(1)	3
Leases	1,110	(696)	61	822	1,297
Total	$18,826	(696)	73	602	18,805

(dollars in thousands)	Balance, December 31, 2021	Charge-offs	Recoveries	Provision (Credit)	Balance, June 30, 2022
Commercial mortgage	$4,950	—	—	(623)	4,327
Home equity lines and loans	224	—	8	8	240
Residential mortgage	283	—	2	204	489
Construction	2,042	—	—	439	2,481
Commercial and industrial	6,533	—	20	(266)	6,287
Small business loans	3,737	—	—	(56)	3,681
Consumer	3	—	2	(2)	3
Leases	986	(1,263)	61	1,513	1,297
Total	$18,758	(1,263)	93	1,217	18,805

(dollars in thousands)	Balance, March 31, 2021	Charge-offs	Recoveries	Provision (Credit)	June 30, 2021
Commercial mortgage	$7,655	—	—	(509)	7,146
Home equity lines and loans	310	—	2	(31)	281
Residential mortgage	314	—	2	8	324
Construction	2,311	—	—	(70)	2,241
Commercial and industrial	5,286	—	13	61	5,360
Small business loans	1,920	—	—	315	2,235
Consumer	4	—	1	(1)	4
Leases	576	(129)	—	323	770
Total	$18,376	(129)	18	96	18,361

(dollars in thousands)	Balance, December 31, 2020	Charge-offs	Recoveries	Provision (Credit)	Balance, June 30, 2021
Commercial mortgage	$7,451	—	—	(305)	7,146
Home equity lines and loans	434	—	4	(157)	281
Residential mortgage	385	—	4	(65)	324
Construction	2,421	—	—	(180)	2,241
Commercial and industrial	5,431	—	18	(89)	5,360
Small business loans	1,259	—	—	976	2,235
Consumer	4	—	2	(2)	4
Leases	382	(129)	—	517	770
Total	$17,767	(129)	28	695	18,361

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2022 and December 31, 2021.

	Allowance on loans and leases			Carrying value of loans and leases
June 30, 2022	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
(dollars in thousands)
Commercial mortgage	$—	4,327	4,327	4,223	544,044	548,267
Home equity lines and loans	—	240	240	1,038	55,575	56,613
Residential mortgage	—	489	489	1,476	94,861	96,337
Construction	—	2,481	2,481	1,206	199,957	201,163
Commercial and industrial	2,440	3,847	6,287	16,553	319,206	335,759
Small business loans	376	3,305	3,681	1,495	119,425	120,920
Paycheck Protection Program loans	—	—	—	—	21,867	21,867	(2)
Main Street Lending Program	—	—	—	—	597	597	(2)
Consumer	—	3	3	—	446	446
Leases, net	—	1,297	1,297	95	115,777	115,872
Total	$2,816	15,989	18,805	26,086	1,471,755	1,497,841	(1)

	Allowance on loans and leases			Carrying value of loans and leases
December 31, 2021	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
(dollars in thousands)
Commercial mortgage	$—	4,950	4,950	3,556	513,372	516,928
Home equity lines and loans	—	224	224	905	51,394	52,299
Residential mortgage	—	283	283	1,797	48,820	50,617
Construction	—	2,042	2,042	1,206	159,699	160,905
Commercial and industrial	2,900	3,633	6,533	17,361	276,410	293,771
Small business loans	376	3,361	3,737	792	113,366	114,158
Paycheck Protection Program loans	—	—	—	—	90,194	90,194	(2)
Main Street Lending Program	—	—	—	—	597	597	(2)
Consumer	—	3	3	—	419	419
Leases, net	—	986	986	212	88,030	88,242
Total	$3,276	15,482	18,758	25,829	1,342,301	1,368,130	(1)

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses as of June 30, 2022 and December 31, 2021:

June 30, 2022	Pass	Special mention	Substandard	Doubtful	Total
(dollars in thousands)
Commercial mortgage	$514,251	28,606	5,410	—	548,267
Home equity lines and loans	55,107	—	1,506	—	56,613
Construction	192,163	9,000	—	—	201,163
Commercial and industrial	279,864	11,488	44,407	—	335,759
Small business loans	119,519	—	1,401	—	120,920
Paycheck Protection Program loans	21,867	—	—	—	21,867
Main Street Lending Program loans	597	—	—	—	597
Total	$1,183,368	49,094	52,724	—	1,285,186
Commercial and industrial loans classified as substandard totaled $44.4 million as of June 30, 2022, an increase of $1.5 million, from $42.9 million as of December 31, 2021. The majority of this amount is comprised of 19 different loan relationships with no specific industry concentration, and a $13.8 million commercial loan relationship in the advertising industry that became a non-performing loan relationship late in 2021.

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
In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
(dollars in thousands)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Residential mortgage (1)	$94,285	2,052	96,337	$48,820	1,797	50,617
Consumer	446	—	446	419	—	419
Leases, net	115,777	95	115,872	88,030	212	88,242
Total	$210,508	2,147	212,655	$137,269	2,009	139,278
(1) There were four nonperforming residential mortgage loans at June 30, 2022 and four nonperforming residential mortgage loans at December 31, 2021 with a combined outstanding principal balance of $576 thousand and $601 thousand, respectively, which were carried at fair value and not included in the table above. This decrease was largely due to a residential mortgage loan that was nonperforming at December 31, 2021, which subsequently paid off before June 30, 2022.
No troubled debt restructurings performing according to modified terms are included in performing residential mortgages below as of June 30, 2022 and December 31, 2021.

Impaired Loans
The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the periods.

	As of June 30, 2022			As of December 31, 2021
(dollars in thousands)	Recorded investment	Principal balance	Related allowance	Recorded investment	Principal balance	Related allowance
Impaired loans with related allowance:
Commercial and industrial	$16,281	16,582	2,440	17,147	17,310	2,900
Small business loans	666	666	376	666	666	376
Home equity lines and loans	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Total	$16,947	17,248	2,816	17,813	17,976	3,276
Impaired loans without related allowance:
Commercial mortgage	$4,223	4,233	—	3,556	3,559	—
Commercial and industrial	272	334	—	214	269	—
Small business loans	829	829	—	126	126	—
Home equity lines and loans	1,038	1,074	—	905	935	—
Residential mortgage	1,476	1,476	—	1,797	1,797	—
Construction	1,206	1,206	—	1,206	1,206	—
Leases	95	95	—	212	212	—
Total	9,139	9,247	—	8,016	8,104	—
Grand Total	$26,086	26,495	2,816	25,829	26,080	3,276
The following table details the average recorded investment and interest income recognized on impaired loans by portfolio segment.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average recorded investment	Interest income recognized
Impaired loans with related allowance:
Commercial and industrial	$16,412	—	3,309	5
Small business loans	666	—	917	—
Home equity lines and loans	—	—	93	—
Residential mortgage	—	—	686	—
Total	$17,078	—	5,005	5
Impaired loans without related allowance:
Commercial mortgage	$4,241	29	726	8
Commercial and industrial	293	—	969	—
Small business loans	835	2	161	4
Home equity lines and loans	1,040	23	824	—
Residential mortgage	1,480	166	1,125	3
Construction	1,206	16	1,206	14
Leases	102	—	39	—
Total	$9,197	236	5,050	29
Grand Total	$26,275	236	10,055	34

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with related allowance:
Commercial and industrial	$16,449	—	3,339	10
Small business loans	666	—	917	—
Home equity lines and loans	—	—	94	—
Residential mortgage	—	—	687	—
Total	17,115	—	5,037	10
Impaired loans without related allowance:
Commercial mortgage	4,279	48	730	16
Commercial and industrial	297	—	1,002	—
Small business loans	844	5	169	8
Home equity lines and loans	1,044	23	824	—
Residential mortgage	1,483	168	1,126	3
Construction	1,206	31	1,206	29
Leases	103	—	80	—
Total	9,256	275	5,137	56
Grand Total	$26,371	275	10,174	66

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

The balance of TDRs at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
(dollars in thousands)
TDRs included in nonperforming loans and leases	$197	361
TDRs in compliance with modified terms	3,679	3,446
Total TDRs	$3,876	3,807
There was 1 new loan modification for $700 thousand granted during the three and six months ended June 30, 2022 for a commercial mortgage, and there were no loan or lease modifications granted during the three and six months June 30, 2021 that were categorized as a TDR, and no subsequent defaults during the same time periods.

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Corporation has two unsecured Federal funds borrowing facilities with correspondent banks: one of $24 million and one of $15 million. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 in Federal funds purchased at June 30, 2022 and December 31, 2021. The Corporation also has a facility with the Federal Reserve Bank discount window of $11.5 million. This facility is fully secured by investment securities. There were no borrowings under this at June 30, 2022 or at December 31, 2021.
Short-term borrowings at June 30, 2022 and December 31, 2021 consisted of the following notes:

			Balance as of
(dollars in thousands)	Maturity date	Interest rate	June 30, 2022	December 31, 2021
Open Repo Plus Weekly	6/5/2023	1.75%	54,250	36,458
Mid-term Repo-fixed	9/12/2022	0.23	4,886	4,886
Total			$59,136	41,344
The Corporation had no long-term debt as of June 30, 2022 or December 31, 2021.
The FHLB of Pittsburgh has also issued $56.1 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2022.
The Corporation has a maximum borrowing capacity with the FHLB of $484.1 million as of June 30, 2022 and $505.4 million as of December 31, 2021. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The mortgage servicing rights (“MSRs”) are amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $1.0 billion of residential mortgage loans as of June 30, 2022 and December 31, 2021. During the three and six months ended June 30, 2022, the Corporation recognized servicing fee income of $653 thousand and $1.3 million, compared to $481 thousand and $842 thousand, during the three and six months ended June 30, 2021, respectively.

Changes in the MSR balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$10,888	7,118	$10,756	4,647
Servicing rights capitalized	51	2,154	583	4,496
Amortization of servicing rights	(332)	(271)	(736)	(470)
Change in valuation allowance	3	(59)	7	269
Balance at end of the period	$10,610	8,942	$10,610	8,942
Activity in the valuation allowance for MSRs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Valuation allowance, beginning of period	$(4)	(107)	$(8)	(435)
Impairment	—	(59)	—	—
Recovery	3	—	7	269
Valuation allowance, end of period	$(1)	(166)	$(1)	(166)
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2022, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 7.13% and a discount rate equal to 9.00%. At December 31, 2021, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 7.23% and a discount rate equal to 9.00%. Due in part to market volatility as interest rates increased, the prepayment speed assumption has decreased from December 31, 2021 to June 30, 2022. As interest rates have started to increase and the number of mortgage refinancings have started to decline, model inputs have been adjusted to align the MSRs fair value with market conditions. The discount rate assumption is unchanged over this period as the underlying credit quality of the loans sold in each period is relatively unchanged.
At June 30, 2022 and December 31, 2021, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2022	December 31, 2021
Fair value of residential mortgage servicing rights	$12,270	$11,241

Weighted average life (months)	16	11

Prepayment speed	7.13%	7.23%
Impact on fair value:
10% adverse change	$(445)	$(376)
20% adverse change	(862)	(731)

Discount rate	9.00%	9.00%
Impact on fair value:
10% adverse change	$(490)	$(436)
20% adverse change	(945)	(840)

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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $143.2 million and $115.1 million of SBA loans, as of June 30, 2022 and December 31, 2021, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$2,508	1,160	$2,009	970
Servicing rights capitalized	247	304	840	578
Amortization of servicing rights	(225)	(87)	(350)	(154)
Change in valuation allowance	(280)	8	(249)	(9)
Balance at end of the period	$2,250	1,385	$2,250	1,385
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Valuation allowance, beginning of period	$(65)	(56)	$(96)	(39)
Impairment	(280)	—	(249)	(9)
Recovery	—	8	—	—
Valuation allowance, end of period	$(345)	(48)	$(345)	(48)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2022, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 13.00%, and a discount rate equal to 12.38%. At December 31, 2021, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.38%, and a discount rate equal to 9.01%. The change in valuation allowance due to impairment, noted in the tables above, was largely due to the increased prepayment speed experienced in the current year periods and the rising interest rate environment.
At June 30, 2022 and December 31, 2021, the sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2022	December 31, 2021
Fair value of SBA loan servicing rights	$2,295	$2,107

Weighted average life (years)	3.8	3.8

Prepayment speed	13.00%	12.38%
Impact on fair value:
10% adverse change	$(74)	$(69)
20% adverse change	(137)	(132)

Discount rate	12.38%	9.01%
Impact on fair value:
10% adverse change	$(59)	$(54)
20% adverse change	(108)	(106)
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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$13,740	—	13,740	—
U.S. government agency mortgage-backed securities	9,640	—	9,640	—
U.S. government agency collateralized mortgage obligations	20,606	—	20,606	—
State and municipal securities	39,716	—	39,716	—
U.S. Treasuries	30,424	30,424	—	—
Non-U.S. government agency collateralized mortgage obligations	8,971	—	8,971
Corporate bonds	6,191	—	6,191	—
Equity investments	2,153	—	2,153	—
Mortgage loans held for sale	58,938	—	58,938	—
Mortgage loans held for investment	16,212	—	16,212	—
Interest rate lock commitments	374	—	—	374
Forward commitments	67	—	67	—
Customer derivatives - interest rate swaps	2,893	—	2,893	—
Total	$209,925	30,424	179,127	374

Liabilities
Interest rate lock commitments	430	—	—	430
Forward commitments	77	—	77	—
Customer derivatives - interest rate swaps	2,847	—	2,847	—
Total	$3,354	—	2,924	430

	December 31, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$16,837	—	16,837	—
U.S. government agency mortgage-backed securities	9,813	—	9,813	—
U.S. government agency collateralized mortgage obligations	22,381	—	22,381	—
State and municipal securities	72,982	—	72,982	—
U.S. Treasuries	29,728	29,728	—	—
Non-U.S. government agency collateralized mortgage obligations	975	—	975	—
Corporate bonds	6,586	—	6,586	—
Equity investments	2,354	—	2,354	—
Mortgage loans held for sale	80,882	—	80,882	—
Mortgage loans held for investment	17,558	—	17,558	—
Interest rate lock commitments	1,122	—	—	1,122
Forward commitments	65	—	65	—
Customer derivatives - interest rate swaps	961	—	961	—
Total	$262,244	29,728	231,394	1,122

Liabilities
Interest rate lock commitments	203	—	—	203
Forward commitments	106	—	106	—
Customer derivatives - interest rate swaps	1,018	—	1,018	—
Total	$1,327	—	1,124	203
Assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
(dollars in thousands)	Fair Value	Fair Value
Mortgage servicing rights	$10,610	10,756
SBA loan servicing rights	2,250	2,009
Impaired loans (1)
Commercial and industrial	823	1,837
Small business loans	—	290
Total	$13,683	14,892

(1)Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Refer to the following page for further qualitative discussion around impaired loans.

The following table details the valuation techniques for Level 3 impaired loans.

	Fair Value	Valuation		Range of
(dollars in thousands)	Level 3	Technique	Significant Unobservable Input	Inputs
June 30, 2022	$823	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
December 31, 2021	$2,127	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
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

The estimated fair values of the Corporation’s financial instruments at June 30, 2022 and December 31, 2021 are as follows:

		June 30, 2022		December 31, 2021
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$37,093	37,093	23,480	23,480
Securities available-for-sale (1)	Level 2	129,288	129,288	159,302	159,302
Securities held-to-maturity	Level 2	37,111	33,497	6,372	6,591
Equity investments	Level 2	2,153	2,153	2,354	2,354
Mortgage loans held for sale	Level 2	58,938	58,938	80,882	80,882
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,502,681	1,456,650	1,368,899	1,370,885
Mortgage loans held for investment	Level 2	16,212	16,212	17,558	17,558
Interest rate lock commitments	Level 3	374	374	1,122	1,122
Forward commitments	Level 2	67	67	65	65
Restricted investment in bank stock	NA	4,719	NA	5,117	NA
Accrued interest receivable	Level 3	5,108	5,108	5,009	5,009
Customer derivatives - interest rate swaps	Level 2	2,893	2,893	961	961
Financial liabilities:
Deposits	Level 2	1,568,014	1,484,100	1,446,413	1,549,100
Short-term borrowings	Level 2	59,136	59,136	41,344	41,344
Subordinated debentures	Level 2	40,567	38,054	40,508	40,803
Accrued interest payable	Level 2	146	146	31	31
Interest rate lock commitments	Level 3	430	430	203	203
Forward commitments	Level 2	77	77	106	106
Customer derivatives - interest rate swaps	Level 2	2,847	2,847	1,018	1,018

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$488,561	—	486,632
Letters of credit	Level 2	22,880	—	25,986
(1) U.S. Treasury securities available-for-sale are classified as Level 1.
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the three and six month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$587	4,595	1,122	6,932
Decrease in value	(213)	(1,928)	(748)	(4,265)
Balance at end of the period	$374	2,667	374	2,667

The following table details the valuation techniques for Level 3 interest rate lock commitments.

	Fair Value Level 3	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
June 30, 2022	$374	Market comparable pricing	Pull through	1 - 99	88.93%
December 31, 2021	1,122	Market comparable pricing	Pull through	1 - 99	87.66
Net realized gains and losses due to changes in the fair value of interest rate lock commitments, which are classified as Level 3 assets and liabilities, are recorded in non-interest income as net change in the fair value of derivative instruments in the Corporation's consolidated statements of income. Net realized gains of $165 thousand and net realized losses of $975 thousand were recorded for the three and six months ended June 30, 2022, while net realized gains of $13 thousand and net realized losses of $4.4 million were recorded for the three and six months ended June 30, 2021, respectively.
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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

		June 30, 2022		December 31, 2021
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$50,159	374	108,653	1,122
Negative fair values	Other liabilities	55,319	(430)	35,264	(203)
Total		105,478	(56)	143,917	919

Forward Commitments
Positive fair values	Other assets	14,500	67	30,500	65
Negative fair values	Other liabilities	12,500	(77)	45,500	(106)
Total		27,000	(10)	76,000	(41)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	41,742	2,893	35,447	961
Negative fair values	Other liabilities	41,742	(2,847)	35,447	(1,018)
Total		83,484	46	70,894	(57)
Total derivative financial instruments		$215,962	(20)	290,811	821
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Interest Rate Lock Commitments	$165	13	(975)	(4,424)
Forward Commitments	(909)	(2,102)	31	1,294
Customer Derivatives - Interest Rate Swaps	70	(59)	104	38
Net fair value (losses) gains on derivative financial instruments	$(674)	(2,148)	(840)	(3,092)
Net realized gains on derivative hedging activities were $1.7 million and $4.5 million for the three and six months ended June 30, 2022, respectively, and net realized losses on derivatives were $674 thousand and net realized gains were $3.6 million for the three and six months ended June 30, 2021. Net realized gains losses on derivative hedging activities are included in non-interest income in the consolidated statements of income.
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

Meridian’s mortgage banking segment (“Mortgage”) consists of 22 loan production offices throughout suburban Philadelphia and Maryland. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale. The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains (losses).

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations. Total assets for each segment is also provided.

	Segment Information
	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$16,923	317	311	17,551	$14,824	2	586	15,412
Provision for loan losses	602	—	—	602	96	—	—	96
Net interest income after provision	16,321	317	311	16,949	14,728	2	586	15,316

Non-interest Income
Mortgage banking income	125	—	6,817	6,942	408	—	19,059	19,467
Wealth management income	—	1,254	—	1,254	—	1,163	—	1,163
SBA income	437	—	—	437	1,490	—	—	1,490
Net change in fair values	71	—	(1,312)	(1,241)	(59)	—	(813)	(872)
Net gain on hedging activity	—	—	1,715	1,715	—	—	(674)	(674)
Other	526	—	770	1,296	563	—	595	1,158
Non-interest income	1,159	1,254	7,990	10,403	2,402	1,163	18,167	21,732
Non-interest expense	10,624	822	8,260	19,706	9,415	789	16,042	26,246
Income before income taxes	$6,856	749	41	7,646	7,715	376	2,711	10,802

Total Assets	$1,759,129	7,432	86,458	1,853,019	$1,560,040	5,946	143,024	1,709,010

	Segment Information
	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$32,533	411	642	33,586	29,324	(11)	1,220	30,533
Provision for loan losses	1,217	—	—	1,217	695	—	—	695
Net interest income after provision	31,316	411	642	32,369	28,629	(11)	1,220	29,838

Non-interest Income
Mortgage banking income	322	—	13,716	14,038	676	—	42,891	43,567
Wealth management income	—	2,558	—	2,558	—	2,299	—	2,299
SBA income	2,957	—	—	2,957	2,735	—	—	2,735
Net change in fair values	103	—	(3,412)	(3,309)	39	—	(5,824)	(5,785)
Net gain on hedging activity	—	—	4,542	4,542	—	—	3,587	3,587
Other	1,153	—	1,566	2,719	1,274	—	1,103	2,377
Non-interest income	4,535	2,558	16,412	23,505	4,724	2,299	41,757	48,780
Non-interest expense	20,833	1,700	18,606	41,139	18,348	1,684	34,478	54,510
Income (loss) before income taxes	$15,018	1,269	(1,552)	14,735	15,005	604	8,499	24,108

Total Assets	$1,759,129	7,432	86,458	1,853,019	1,560,040	5,946	143,024	1,709,010

(11)    Leases
On January 1, 2022, the Corporation adopted ASU 2016-02 (Topic 842), “Leases”, as further explained in Note 12, Recent Accounting Pronouncements.
The Corporation’s operating leases consist of various retail branch locations and loan production offices. As of June 30, 2022, the Corporation’s leases have remaining lease terms ranging from 8 months to 13 years, including extension options that the Corporation is reasonably certain will be exercised.

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

As of June 30, 2022 the Corporation’s ROU assets and related lease liabilities were $10.0 million and $9.8 million, respectively. These amounts are included within other assets and other liabilities, respectively.

The components of lease expense were as follows:

(dollars in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease expense	$585	$1,171
Short term lease expense	1	2
Variable lease expense	—	—
Total lease expense	$586	$1,173
Supplemental cash flow information related to leases was as follows:

(dollars in thousands)	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$563
ROU asset obtained in exchange for lease liabilities	$10,995
Maturities of operating lease liabilities under FASB ASC 842 "Leases" as of June 30, 2022 are as follows:

(dollars in thousands)	June 30, 2022
2022	$1,102
2023	1,892
2024	1,746
2025	1,456
2026	1,436
Thereafter	3,134
10,766
Less: Present value discount	(948)
Total operating lease liabilities	$9,818
As of June 30, 2022, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 6.63 years.
Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of June 30, 2022 is 2.58%.

As of June 30, 2022, the Corporation had not entered into any material leases that have not yet commenced.

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
Adopted Pronouncements in 2022:

FASB ASU 2016-02 (Topic 842), “Leases”
Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In June 2020, the FASB approved a delay for the implementation of the ASU. Accordingly, the amendments in this update are effective for the Corporation for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On January 1, 2022 the Corporation recognized a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition. The adoption of the ASU was on a prospective basis and therefore comparative prior periods are still presented under ASC 840. Refer to footnote 12 - leases, for further details.
Pronouncements Not Effective as of June 30, 2022:

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
Cautionary Statement Regarding Forward-Looking Statements
Meridian Corporation (the “Corporation”) may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-

looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties that could cause actual results to differ materially include, without limitation: the impact of the COVID-19 pandemic and government responses thereto; on the U.S. economy, including the markets in which we operate; actions that we and our customers take in response to these factors and the effects such actions have on our operations, products, services and customer relationships; and the risk that the Small Business Administration may not fund some or all Paycheck Protection Program (PPP) loan guaranties; increased competitive pressures; changes in the interest rate environment; changes in general economic conditions and conditions within the securities markets; legislative and regulatory changes; and the effects of inflation, a potential recession, among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements. Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.

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
Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of June 30, 2022 compared to March 31, 2022 and December 31, 2021, and the results of operations for the three and six months ended June 30, 2022, as compared to the same periods in 2021. More detailed information related to these highlights can be found in the sections that follow.
Changes in Financial Condition
•Total assets increased $21.4 million, or 1.2%, to $1.9 billion as of June 30, 2022 compared to March 31, 2022, and increased $139.6 million, or 8.1%, compared to December 31, 2021.
•Portfolio loans, excluding SBA Paycheck Protection Program ("PPP") loans, grew $115.2 million, or 8.3%, to $1.5 billion as of June 30, 2022 compared to March 31, 2022, and increased $199.3 million, or 15.4% since December 31,

2021, or 31% on an annualized basis. PPP loans decreased $66.8 million, or 75.7%, to $11.7 million as of June 30, 2022 compared to March 31, 2022, and decreased $94.2 million, or 81.4%, compared to December 31, 2021.
•Portfolio loan growth since March 31, 2022 was most evident in the commercial real estate/construction portfolio which grew $30.5 million, commercial loans and leases which grew $32.0 million, and residential loans which grew $35.4 million, while compared to December 31, 2021 commercial real estate/construction portfolio which grew $71.5 million, commercial loans and leases which grew $70.7 million, and residential loans which grew $45.8 million.
•Cash and cash equivalents and investments decreased a combined $31.1 million or 13.1% since March 31, 2022, and increased $14.1 million, or 7.4%, since December 31, 2021.
•During the quarter-ended March 31, 2022, $27.7 million of municipal securities previously classified as available-for-sale on the balance sheet, were transferred to the held-to-maturity portfolio.
•Our combined servicing asset portfolio (which includes both mortgage servicing rights and SBA servicing assets) decreased $536 thousand, or 4%, from March 31, 2022, and increased $95 thousand, or 0.7%, to $12.9 million, from December 31, 2021.
•Total deposits grew $3.2 million, or 0.2%, from March 31, 2022, and grew $121.6 million, or 8.4%, to $1.6 billion, from December 31, 2021. Non-interest bearing deposits grew $546 thousand, or 0.2%, from March 31, 2022, and grew $17.4 million, or 6.3%, to $291.9 million from December 31, 2021.
•Total borrowings increased $23.0 million from March 31, 2022, and $17.8 million from December 31, 2021, as short-term borrowings helped to fund our loan growth.
•The Corporation returned $8.6 million of capital to Meridian shareholders during the six months ended June 30, 2022 through dividends, including a $1.00 special dividend, and $0.20 quarterly dividends.

Three Month Results of Operations - June 30, 2022 Compared to the Same Period in 2021
•Consolidated net income for the three months ended June 30, 2022 was $5.9 million, a decrease of $2.3 million, or 28.1% compared to the three months ended June 30, 2021, was driven by a decline in non-interest income, offset somewhat by continued strong loan portfolio growth, and expense reduction.
•Pre-tax, pre-provision income for second quarter 2022 was $8.2 million, a decrease of $2.7 million, or 24.3%. led by strong growth in net interest income and lower operating expenses, offset by decreases in mortgage loan originations.
•The return on average equity (“ROE”) and return on average assets (“ROA”) were 15.03% and 1.31%, respectively, for the second quarter 2022, compared to 22.61% and 1.92%, respectively, for the second quarter 2021.
•Net interest margin increased to 4.07% from 3.70%, after recognizing $286 thousand in one-time loan fees as well as deployment of PPP loan payoffs into higher yielding commercial portfolios.
•Non-interest income decreased $11.3 million or 52.1%, due to:
•Lower level of mortgage banking revenue, which declined $12.5 million, or 64.3%, offset somewhat by an increase in hedging gains of $2.4 million.
•A decrease in SBA loan income of $1.1 million, or 70.7% due to lower sales volume and margins.
•An increase in other fee income of $68 thousand, or 6.4%.
•An increase in wealth management revenue of $91 thousand, or 7.8%.
•Changes in fair value related to mortgage banking activities were up $507 thousand over the period.
•Provision for loan losses increased $506 thousand, due to loan growth, partially offset by decreases in specific reserves.
•Non-interest expenses decreased $6.5 million, or 24.9%, as a result of a lower level of salaries and benefits, due largely to reduced fixed and variable compensation arrangements as well as reduction in full-time equivalent employees in the mortgage segment, combined with a decline in incentive and stock-based compensation for bank and wealth segments.
•On July 28, 2022, the Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable August 22, 2022 to shareholders of record as of August 15, 2022.

Six Month Results of Operations - June 30, 2022 Compared to the Same Period in 2021
•Consolidated net income for the six months ended June 30, 2022 was $11.5 million, a decrease of $7.0 million, or 37.7% compared to the six months ended June 30, 2021, driven by a lower level of non-interest income from mortgage banking activity.
•Pre-tax, pre-provision income was $16.0 million, a decrease of $8.9 million, or 35.7%, led by strong growth in net interest income and lower operating expenses, offset by decreases in mortgage loan originations.

•The return on average equity (“ROE”) and return on average assets (“ROA”) were 14.61% and 1.30%, respectively, for the six months ended June 30, 2022, compared to 26.19% and 2.17%, respectively, for the six months ended June 30, 2021.
•Net interest income for the six months ended June 30, 2022 increased $3.1 million, or 10%, compared to the same period in 2021. This increase helped the net interest margin increase to 3.98% from 3.71%, as excess cash and PPP loan payoffs were reinvested in higher yielding commercial portfolios.
•Provision for loan losses increased $522 thousand, or 75.1%, due to loan growth, partially offset by decreases in specific reserves.
•Non-interest income decreased $25.3 million or 51.8%, due to:
•Lower level of mortgage banking revenue, which declined $29.5 million, or 67.8%, partially offset by increased fair value changes of $4.0 million, and hedging gains of $955 thousand.
•An increase in wealth management revenue of $259 thousand, or 11.3%, due to increased AUM and favorable market conditions.
•An increase in SBA loan sale revenue of $222 thousand, or 8.1%.
•An increase in other fee income of $253 thousand, or 11.9%.
•Non-interest expenses decreased $13.4 million, or 24.5%, as a result of a lower level of salaries and benefits, due largely to reduced fixed and variable compensation arrangements as well as a reduction in full-time equivalent employees in the mortgage segment, combined with a decline in incentive and stock-based compensation for bank and wealth segments.

Key Performance Ratios
Key financial performance ratios for the three and six months ended June 30, 2022 and 2021 are shown in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022		2021	2022		2021
Annualized return on average equity	15.03%	%	22.61%	14.61%	%	26.19%
Annualized return on average assets	1.31%	%	1.92%	1.30%	%	2.17%
Net interest margin (tax effected yield)	4.07%	%	3.70%	3.98%	%	3.71%
Basic earnings per share	$0.99		$1.37	$1.91		$3.06
Diluted earnings per share	$0.96		$1.33	$1.84		$2.98

The following table presents certain key period-end balances and ratios as of June 30, 2022 and December 31, 2021:

(dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Book value per common share	$25.85	$27.07
Tangible book value per common share (1)	$25.16	$26.37
Allowance as a percentage of loans and leases held for investment	1.24%	1.35%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.27%	1.46%
Tier I capital to risk weighted assets	9.79%	10.83%
Tangible common equity ratio (1)	8.22%	9.42%
Loans held for investment	$1,518,893	$1,386,457
Total assets	$1,853,019	$1,713,443
Stockholders' equity	$156,087	$165,360

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
The table below provides the non-GAAP reconciliation for our tangible common equity ratio for Meridian Corporation:

(dollars in thousands)	June 30, 2022	December 31, 2021
Tangible common equity ratio:
Total stockholders' equity	156,087	165,360
Less:
Goodwill and intangible assets	(4,176)	(4,278)
Tangible common equity	151,911	161,082
Total assets	1,853,019	1,713,443
Less:
Goodwill and intangible assets	(4,176)	(4,278)
Tangible assets	$1,848,843	$1,709,165
Tangible common equity ratio	8.22%	9.42%

The table below provides the non-GAAP reconciliation for our tangible book value per common share for Meridian Corporation:

Reconciliation of tangible book value per common share	June 30, 2022	December 31, 2021
Book value per common share	$25.85	$27.07
Less: Impact of goodwill and intangible assets	0.69	0.70
Tangible book value per common share	$25.16	$26.37
The following is a reconciliation of the allowance for loan losses to total loans held for investment ratio at June 30, 2022. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation.

	2022	2021
Reconciliation of Allowance for Loan Losses / Total loans held for investment	June 30	December 31
Allowance for loan losses / Total loans held for investment	1.24%	1.35%
Less: Impact of loans held for investment - fair valued	0.01%	0.02%
Less: Impact of PPP loans	0.02%	0.09%
Allowance for loan losses / Total loans held for investment (excl. loans at fair value and PPP loans)	1.27%	1.46%

The table below provides the non-GAAP reconciliation for pre-tax, pre-provision income:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of pre-tax, pre-provision income	2022	2021	2022	2021
Income before income tax expense	$7,646	$10,802	14,735	24,108
Provision for loan losses	602	96	1,217	695
Pre-tax, pre-provision income	$8,248	$10,898	15,952	24,803

The following sections discuss, in detail, the Corporation’s results of operations for the three and six months ended June 30, 2022, as compared to the same periods in 2021, and the changes in its financial condition as of June 30, 2022 as compared to December 31, 2021.
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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary, for the three and six months ended June 30, 2022 and 2021, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Three Months Ended June 30, 2022 Compared to the Same Period in 2021

Interest income on a tax-equivalent basis increased $2.5 million, or 14.3%, to $20.1 million for the three months ended June 30, 2022, from $17.6 million for the three months ended June 30, 2021, largely due to increases in the yield on interest earning assets. The yield on loans held for investment increased 32 basis points, while the yield on investment securities also increased 15 basis points, both helped by the Fed's interest rate raises. Overall, the yield on interest-earning assets increased 45 basis points to 4.65% over the period. There was a $57.8 million increase in average interest earning assets, year over year, led by increases of $120.5 million in loans held for investment, a $22.7 million increase in investment securities, and a $8.1 million increase in interest earning cash balances, offset partially by a $80.6 million decrease in the average balance of loans held for sale.

Interest expense was up $381 thousand, or 18.1%, to $2.5 million for the three months ended June 30, 2022. Deposit interest expense was up $450 thousand, or 32.9%, period over period, to $1.8 million, while interest expense on borrowings was down $69 thousand, or 9.4%, to $668 thousand. Total interest-bearing deposit balances increased $141.5 million on average when comparing the three months ended June 30, 2022 to June 30, 2021, while the cost of deposits was up 8 basis points over this same period. The average balance on money market and savings deposits were up $96.3 million, with costs up 7 basis points, while time deposit average balances were up $68.2 million, 13 basis points. Offsetting these average balance increases slightly was a $23.0 million decrease in the average balance of interest-bearing deposits. The average balance of borrowings was down $109.0 million for the three months ended June 30, 2022, compared to June 30, 2021. This decline was largely due to the decline in PPPLF advances used to fund PPP loans as such loans continue to pay off.

Net interest income increased $2.1 million, or 13.9%, to $17.6 million on a tax-equivalent basis for the three months ended June 30, 2022, compared to $15.5 million for the three months ended June 30, 2021. The net interest margin was 4.07% for the second quarter of 2022 compared to 3.70% for the second quarter of 2021. The increase in net interest margin reflects the increased yield on interest earnings assets, that has outpaced the increase in costs paid on deposits and borrowings in a rising rate environment, as well as the recognition of $286 thousand or 6 basis points in one-time loan fees.

Six Months Ended June 30, 2022 Compared to the Same Period in 2021

Interest income increased $3.0 million, or 8.7%, to $38.1 million for six the months ended June 30, 2022, from $35.1 million for the six months ended June 30, 2021, due to increases in average balances and the yields on interest earning assets. There was a $41.6 million increase in average interest earning assets, year over year, led by increases of $111.2 million in loans held for investment, a $27.5 million increase in investment securities, and a $11.4 million increase in interest earning cash balances, offset partially by a $93.5 million decrease in the average balance of loans held for sale. These average balance increases combined with yield increases of 41 basis points on investment securities and 11 basis points on loans held for investment to positively impact interest income. Overall the yield on interest-earning assets increased 25 basis points to 4.50% over the period.

Interest expense was down $21 thousand, or 0.5%, to $4.4 million. Deposit interest expense was up $173 thousand, or 5.9%, period over period, to $3.1 million, while interest expense on borrowings was down $194 thousand, or 12.9%, to $1.3 million. Total interest-bearing deposit balances increased $145.7 million on average when comparing the six months ended June 30, 2022 to June 30, 2021, while the cost of deposits was down 4 basis points over this same period. The average balance of interest-bearing deposits was up $11.1 million, down 14 basis points, while the average balance on money market and savings deposits were up $104.6 million, with no change in the basis points, and the average balance of time deposits was up $30 million, down 2 basis points. The average balance of borrowings was down $138.1 million for the six months ended June 30, 2022, compared to June 30, 2021. This decline was largely due to the decline in PPPLF advances used to fund PPP loans as such loans continue to pay off.

Net interest income increased $3.0 million, or 10.0%, to $33.7 million on a tax-equivalent basis for the six months ended June 30, 2022, compared to $30.7 million for the six months ended June 30, 2021. The net interest margin was 3.98% for the six months ended June 30, 2022 compared to 3.71% for the six months ended June 30, 2021. The increase in net interest margin reflects the increased yield on interest earnings assets, combined with the declining interest rates paid on deposits during the period.

Analyses of Interest Rates and Interest Differential
The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

For the Three Months Ended June 30, (dollars in thousands)	2022			2021
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets
Interest-earning assets
Due from banks	$26,909	49	0.73%	$18,833	4	0.09%
Federal funds sold	3,230	3	0.35%	16,110	1	0.02%
Investment securities(1)	168,853	941	2.24%	146,150	748	2.09%
Loans held for sale	52,859	565	4.28%	133,426	967	2.90%
Loans held for investment(1)	1,484,696	18,558	4.98%	1,364,204	15,876	4.66%
Total loans	1,537,555	19,123	4.99%	1,497,630	16,843	4.51%
Total interest-earning assets	1,736,547	20,116	4.65%	1,678,723	17,596	4.20%
Noninterest earning assets	77,194			44,700
Total assets	$1,811,335			$1,723,423
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	$237,856	248	0.42%	$260,834	240	0.37%
Money market and savings deposits	698,557	1,076	0.62%	602,272	823	0.55%
Time deposits	334,391	494	0.59%	266,181	306	0.46%
Total deposits	1,270,804	1,818	0.57%	1,129,287	1,369	0.49%
Borrowings	16,560	77	1.87%	125,531	140	0.45%
Subordinated debentures	40,548	591	5.84%	40,711	597	5.87%
Total interest-bearing liabilities	1,327,912	2,486	0.75%	1,295,529	2,106	0.65%
Noninterest-bearing deposits	296,521			255,964
Other noninterest-bearing liabilities	31,354			25,432
Total liabilities	$1,652,915			$1,576,925
Total stockholders' equity	158,829			146,497
Total stockholders' equity and liabilities	$1,811,335			$1,723,423
Net interest income (1)		$17,630			$15,490
Net interest spread (1)			3.90%			3.55%
Net interest margin (1)			4.07%			3.70%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

For the Six Months Ended June 30, (dollars in thousands)	2022			2021
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets
Interest-earning assets
Due from banks	$27,645	62	0.45%	$16,254	6	0.07%
Federal funds sold	2,060	3	0.29%	16,946	2	0.02%
Investment securities(1)	168,370	1,740	2.08%	140,910	1,436	1.67%
Loans held for sale	59,936	1,101	3.67%	153,433	2,098	2.73%
Loans held for investment(1)	1,450,454	35,243	4.87%	1,339,277	31,568	4.76%
Total loans	1,510,390	36,344	4.85%	1,492,710	33,666	4.55%
Total interest-earning assets	1,708,465	38,149	4.50%	1,666,820	35,110	4.25%
Noninterest earning assets	71,634			42,449
Total assets	$1,780,099			$1,709,269
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits	253,771	385	0.31%	242,699	538	0.45%
Money market and savings deposits	694,539	1,928	0.56%	589,941	1,652	0.56%
Time deposits	298,783	794	0.54%	268,784	745	0.56%
Total deposits	1,247,093	3,107	0.50%	1,101,424	2,935	0.54%
Borrowings	16,136	126	1.57%	154,273	312	0.82%
Subordinated debentures	40,533	1,183	5.84%	40,696	1,190	5.85%
Total interest-bearing liabilities	1,303,762	4,416	0.68%	1,296,393	4,437	0.69%
Noninterest-bearing deposits	284,455			245,057
Other noninterest-bearing liabilities	33,530			25,950
Total liabilities	$1,621,747			$1,567,400
Total stockholders' equity	157,928			141,869
Total stockholders' equity and liabilities	$1,780,099			$1,709,269
Net interest income (1)		$33,733			$30,673
Net interest spread (1)			3.82%			3.56%
Net interest margin (1)			3.98%			3.71%

Rate/Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2022 as compared to the same periods in 2021, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

(dollars in thousands)	2022 Compared to 2021
	Three Months Ended June 30,			Six Months Ended June 30,
	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$42	3	45	$49	7	56
Federal funds sold	7	(5)	2	7	(6)	1
Investment securities(1)	60	133	193	169	135	304
Loans held for sale	1,882	(2,284)	(402)	1,487	(2,484)	(997)
Loans held for investment(1)	1,176	1,506	2,682	800	2,875	3,675
Total loans	3,058	(778)	2,280	2,287	391	2,678
Total interest income	3,167	(647)	2,520	$2,512	527	3,039
Interest expense:
Interest bearing deposits	$106	(98)	8	$(222)	69	(153)
Money market and savings deposits	111	142	253	(2)	278	276
Time deposits	100	88	188	(79)	128	49
Total interest bearing deposits	317	132	449	(303)	475	172
Total borrowings	719	(782)	(63)	1,050	(1,236)	(186)
Subordinated debentures	(3)	(3)	(6)	(3)	(4)	(7)
Total interest expense	1,033	(653)	380	744	(765)	(21)
Interest differential	$2,134	6	2,140	$1,768	1,292	3,060

(1)Yields and net interest income are reflected on a tax-equivalent basis.
For the three months ended June 30, 2022 as compared to the same period in 2021, tax-equivalent interest income increased $2.5 million as favorable rate changes contributed $3.2 million, while unfavorable volume changes in average earning assets reduced interest income by $647 thousand. The favorable change in rates was driven by increased yield on loans held for sale (up 138 basis points) and loans held for investment (up 32 basis points). While the loans held for investment average balances increased $120.5 million, leading to a favorable volume impact on interest income of $1.5 million, the decline in loans held for sale average balances of $80.6 million had an unfavorable impact to interest income of $2.3 million as shown in the table above. Within the loans held for investment portfolio, average balances on commercial loans and leases were up $171.1 million, and commercial real estate/construction loans were up $91.3 million, while the average balance of PPP loans were down $182.5 million as such loans continue to be forgiven by the SBA.
On the funding side, interest expense increased $380 thousand due to the impact from rate hikes issued by the Fed, which were partially offset by volume declines on borrowings. The cost of deposits were up modestly across the board, causing a $317 thousand increase to interest expense. The cost of interest-bearing deposits, money market and savings accounts and time deposits increased 5 basis points, 7 basis points and 13 basis points, respectively, while the cost of borrowings increased 142 basis points. Money market/savings accounts and time deposit average balances increased $96.3 million, and $68.2 million, respectively, while interest-bearing deposits decreased $23.0 million on average, and borrowings were down $109.0 million on average.
Overall, the $2.1 million increase in net interest income from rate changes was the main reason for the overall increase in tax-equivalent net interest income of $2.1 million.

For the six months ended June 30, 2022 as compared to the same period in 2021, tax-equivalent interest income increased $3.0 million as positive rate changes on average earning assets contributed $2.5 million and favorable volume changes helped to increase interest income by $527 thousand. The favorable change in interest income due to rate changes was driven mostly from growth in the loans held for sale (increase of 94 basis points) and the overall loans held for investment portfolio (increase of 11 basis points). This large increase in the yield on loans held for sale was the result of interest rates hovering at historical lows throughout much of 2021, but then as the Fed raised interest rates in 2022, the yield benefited from this action. While the overall 11 basis point increase in the yield on loans held for investment was largely driven by a 293 basis point increase in the yield on PPP loans as there was a higher rate of forgiveness of such loans in 2022 vs 2021, offset by declines in the yields on most other categories of loans held for investment. The $527 thousand positive impact that volume changes had to interest income was largely the result of loan average balance increases, which contributed $2.9 million to interest income, offset by a decline in the volume of loans held or sale which had an unfavorable impact of $2.5 million on interest income. The increase in loans held for investment average balances were led by an increase in commercial loans and leases of $170.8 million, commercial real estate loans/construction loans of $76.7 million, and residential loans held for investment of $31.5 million, offset somewhat by a $162.4 million decline in PPP loan balances as they continue to be forgiven by the SBA.
On the funding side, interest expense decreased $21 thousand. The cost of deposits was down, having a $303 thousand positive effect on interest expense. The cost of interest-bearing deposits and time deposits declined 14 basis points, and 2 basis points, while the rate on time deposits was relatively unchanged over the period, while the cost of borrowings decreased 75 basis points. Interest-bearing deposits, money market and savings accounts, and time deposits increased $11.1 million, $104.6 million, and $30.0 million on average respectively, and borrowings overall were down $138.1 million on average, leading to a $765 thousand decrease in interest expense.
Overall, the $1.8 million increase in interest income from rate changes, combined with the $1.3 million increase in volume changes, let to an improvement in tax-equivalent net interest income of $3.1 million.
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

Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of June 30, 2022 and 2021 are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.

Rate Ramp

	Estimated increase (decrease) in Net Interest Income For the Three Months Ended June 30,
Changes in Market Interest Rates	2022	2021
+300 basis points over next 12 months	1.42%	1.49%
+200 basis points over next 12 months	1.18%	0.82%
+100 basis points over next 12 months	0.69%	0.36%
No Change
-100 basis points over next 12 months	(1.67)%	(0.70)%
-200 basis points over next 12 months	(3.77)%	(2.68)%
The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2022. In its current position, the table indicates that a 100 basis point increase in interest rates would have a modestly positive impact from rising rates on net interest income over the next 12 months and a more significant positive impact in a 200 and 300 basis point increase. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of June 30, 2022 and 2021, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately.

	Estimated increase (decrease) in Net Economic Value at June 30,
Changes in Market Interest Rates	2022	2021
+300 basis points	11%	61%
+200 basis points	9%	47%
+100 basis points	7%	27%
No Change
-100 basis points	(13)%	(40)%
-200 basis points	(35)%	(103)%
This economic value of equity profile at June 30, 2022 suggests that we would experience a positive effect from an increase in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-earning assets. Conversely, we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.

The results of our net interest income and economic value of equity simulation analysis are purely hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from that projected, our net interest income might vary significantly. Non-parallel yield curve shifts or changes in interest rate spreads would also cause our net interest income to be different from that projected. An increasing interest rate environment could reduce projected net interest income if deposits and other short-

term interest-bearing liabilities reprice faster than expected or faster than our interest-earning assets. Actual results could differ from those projected if we grow interest-earning assets and interest-bearing liabilities faster or slower than estimated, or otherwise change its mix of products. Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model. Furthermore, the results do not take into account the impact of changes in loan prepayment rates on loan discount accretion. If prepayment rates were to increase on our loans, we would recognize any remaining loan discounts into interest income. This would result in a current period offset to declining net interest income caused by higher rate loans prepaying. Finally, these simulation results do not contemplate all the actions that we may undertake in response to changes in interest rates, such as changes to our loan, investment, deposit, funding or other strategies.

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
PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan losses was $602 thousand for the three months ended June 30, 2022, compared to a $96 thousand provision for the three months June 30, 2021. The 2022 second quarter provision was the result of new loan growth as well as covering $695 thousand in charge-offs on small ticket equipment leases, partially offset by decreases in specific reserves on non-performing loans as the underlying credit quality improved.
The provision for loan losses of $1.2 million for the six months ended June 30, 2022 increased $522 thousand, or 75.1%, from the $695 thousand provision for loan losses recorded for the six months ended June 30, 2021. While the COVID-19 pandemic was more relevant in the prior year, the current year provision was higher due to reserving for an increased level of non-performing loans over the prior year combined with the significant level of loan growth year over year.
Asset Quality Summary
Asset quality remains a strong focus of management. Total non-performing loans were $23.0 million as of June 30, 2022, unchanged from $23.0 million as of December 31, 2021. The ratio of non-performing assets to total assets declined to 1.24% as of June 30, 2022, from 1.34% as of December 31, 2021.

Meridian realized net charge-offs of 0.03% of total average loans for the quarter ending June 30, 2022, up from the quarter ended December 31, 2021 level of 0.00%. Charge-offs amounted to $696 thousand for the quarter ending June 30, 2022, while recoveries were $73 thousand during this quarter. Nearly all of the charge-offs for the quarter ending June 30, 2022 were from small ticket equipment leases, as were the majority of recoveries in the quarter. The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure, see reconciliation in the Appendix), was 1.27% as of June 30, 2022 and 1.46% as of December 31, 2021. As of June 30, 2022 there were specific reserves of $2.8 million against a non-performing loans, down from $3.2 million as of December 31, 2021, due to improvement in the underlying credit quality for certain loans.

As of June 30, 2022, the Corporation had $3.9 million of troubled debt restructurings (“TDRs”), of which $3.7 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2021, the Corporation had $3.8 million of TDRs, of which $3.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. As of June 30, 2022, the Corporation had a recorded investment of $26.1 million of impaired loans and leases which included $3.9 million of TDRs, while as of December 31, 2021, the Corporation had a recorded investment of $25.8 million of impaired loans and leases which included $3.8 million of TDRs.

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

Nonperforming Assets and Related Ratios

	As of
	June 30,	December 31,
(dollars in thousands)	2022	2021
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Home equity lines and loans	1,038	911
Residential mortgage	2,052	2,398
Total real estate loans	3,090	3,309
Commercial and industrial	18,398	18,801
Small business loans	1,401	666
Leases	95	212
Total nonaccrual loans	$22,984	$22,988
Total non-performing loans	$22,984	$22,988
Total non-performing assets	$22,984	$22,988

Troubled debt restructurings:
TDRs included in non-performing loans	197	361
TDRs in compliance with modified terms	3,679	3,446
Total TDRs	$3,876	3,807

Asset quality ratios:
Non-performing assets to total assets	1.24%	1.34%
Non-performing loans to:
Total loans and leases	1.46%	1.57%
Total loans held-for-investment	1.51%	1.66%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.55%	1.80%
Allowance for loan losses to:
Total loans and leases	1.19%	1.28%
Total loans held-for-investment	1.24%	1.35%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.27%	1.46%
Non-performing loans	81.82%	81.60%

Total loans and leases	$1,577,831	1,467,339
Total loans and leases held-for-investment	$1,518,893	1,386,457
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,481,220	1,280,591
Allowance for loan and lease losses	$18,805	18,758

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” above for a reconciliation of this measure to its most comparable GAAP measure.

NON-INTEREST INCOME
Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Total non-interest income for the three months ended June 30, 2022 was $10.4 million, down $11.3 million or 52.1% from the comparable period in 2021. This decrease in non-interest income came from our mortgage segment. Mortgage banking net revenue decreased $12.5 million or 64.3% over the three months ended June 30, 2021, resulting from decreased levels of mortgage loan originations as rising interest rates and lack of housing inventory has had an impact on mortgage banking activity. Our mortgage segment originated $332.4 million in loans during the three months ended June 30, 2022, a decrease of $284.2 million, or 46.1%, from the three months ended June 30, 2021. The changes in the fair value of derivative instruments and loans held for sale increased a combined over the period. Hedging activity led to a net gain increase of $2.4 million for the three months ended June 30, 2022.
SBA loan income decreased $1.1 million as $12.8 million in loans were sold for the three months ended June 30, 2022, compared to $13.5 million in loans sold for the three months ended June 30, 2021. In addition to the lower volume of SBA loans sold in the current period, the margin on sale was lower, and amortization and impairment was up due to early payoffs and market conditions. Wealth management revenue increased $91 thousand year-over-year due to favorable market conditions. Other fee income was up $68 thousand or 6.4% from the three months ended June 30, 2022, to $1.1 million, due to increases in wire fees, title fee income, and servicing fee income.
Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Total non-interest income for the six months ended June 30, 2022 was $23.5 million, down $25.3 million or 51.8% from the comparable period in 2021. This decrease in non-interest income came from our mortgage segment. Mortgage banking net revenue decreased $29.5 million or 67.8% over the six months ended June 30, 2021, resulting from decreased levels of mortgage loan originations as rising interest rates and lack of housing inventory has had an impact on mortgage banking activity. Our mortgage segment originated $656.1 million in loans during the six months ended June 30, 2022, a decrease of $685.4 million, or 51.1%, from the six months ended June 30, 2021. The changes in the fair value of derivative instruments and loans held for sale increased a combined $4.0 million over the period. Net hedging activity increased as the net gains were up $955 thousand for the six months ended June 30, 2022.
Net revenue from the sales of SBA 7(a) loans increased $222 thousand with $38.0 million in loans sold for the six months ended June 30, 2022 compared to $26.6 million sold for the six months ended June 30, 2021, an increase of 42.9%. While the volume of SBA loans sold period over period was up, the margin on sales was down. Wealth management revenue increased $259 thousand year-over-year due the more favorable market conditions. Other fee income was up $253 thousand or 11.9%, to $2.4 million for the six months ended June 30, 2022, due to increases in wire fees, title fee income, and servicing fee income.
NON-INTEREST EXPENSE
Three Months Ended June 30, 2022 Compared to the Same Period in 2021
Total non-interest expense for the three months ended June 30, 2022 was $19.7 million, down $6.5 million or 24.9%, from the comparable period in 2021. The decrease in non-interest expense is largely attributable to a decrease in salaries and employee benefits expense, which decreased $7.3 million or 36.1%, from the comparable period in 2021. This decrease relates to the mortgage segment, which had reduced fixed and variable based compensation.
Advertising and promotion expense increased $268 thousand, or 29.1%, over the comparable period in 2021 as the result of a renewed and focused priority placed on business development and community outreach efforts throughout the Meridian organization. In the second quarter of 2022 the easing of COVID-19 restrictions has provided our team members with much better opportunities to meet with customers and prospective customers as they were accustomed to pre-pandemic.

Information technology expense increased $264 thousand, or 56.9%, to $728 thousand for the three months ended June 30, 2022. Meridian continued with our strategy to invest in technology that focuses on improving back-office efficiencies through automation and workflow processes. In addition, with a focus on cloud-based computing, IT has improved the scalability of storage; reduced the maintenance process; and eliminated the need and cost for further servers.

Six Months Ended June 30, 2022 Compared to the Same Period in 2021
Total non-interest expense for the six months ended June 30, 2022 was $41.1 million, down $13.4 million or 24.5%, from the comparable period in 2021. The decrease in non-interest expense is largely attributable to a decrease in salaries and employee benefits expense, which is down $14.1 million or 33.4%, from the comparable period in 2021. Of this decrease, $12.6 million relates to the mortgage segment, which recognized decreased and variable compensation. Offsetting this decrease somewhat was an increase of $2,907 thousand for the bank and wealth segments due to an increase in FTEs and a higher level of stock-based compensation expense.
Advertising and promotion expense increased $468 thousand, or 27.4%, over the comparable period in 2021 as the result of a renewed and focused priority placed on business development and community outreach efforts as noted above. Information technology expense increased $549 thousand, or 61.8%, to $1.4 million for the six months ended June 30, 2022, as Meridian continued with our strategy to invest in technology that focuses on improving back-office efficiencies through automation and workflow processes.

INCOME TAXES
Income tax expense for the three months ended June 30, 2022 was $1.7 million, as compared to $2.5 million for the same period in 2021. The decrease in income tax expense was attributable to the decrease in earnings, period over period. Our effective tax rate was 22.4% for the three months ended June 30, 2022 and 23.6% for the three months ended June 30, 2021.
Income tax expense for the six months ended June 30, 2022 was $3.3 million, as compared to $5.7 million for the same period in 2021. The decrease in income tax expense was attributable to the decrease in earnings, period over period. Our effective tax rate was 22.1% for the six months ended June 30, 2022 and 23.6% for the six months ended June 30, 2021.
BALANCE SHEET ANALYSIS
As of June 30, 2022, total assets were $1.9 billion, an increase of $139.6 million, or 8.1%, from December 31, 2021. This growth in assets over the prior period was due to loan portfolio growth, as discussed below.
Portfolio loans grew $132.4 million, or 9.6%, to $1.5 billion as of June 30, 2022, from $1.4 billion as of December 31, 2021. Overall portfolio loan growth, excluding PPP loans, was 15.4% since December 31, 2021, or 31% on an annualized basis for 2022. Commercial loans increased $41.9 million, or 14.3%, commercial real estate loans increased $30.3 million, or 5.6%, construction loans increased $41.1 million, or 30.4%, residential real estate loans held in portfolio increased $45.8 million, or 66.9%, and lease financings increased $28.8 million, or 30.9% from December 31, 2021. Partially offsetting the growth in portfolio loans was a decrease of $66.8 million, or 75.7%, in PPP loan balances as such loans continue to be paid off by the SBA.

Deposits were $1.6 billion as of June 30, 2022, up $121.6 million, or 8.4%, from December 31, 2021. Non-interest bearing deposits increased $17.4 million, or 6.3%, from December 31, 2021 due to strong business development efforts. Interest-bearing checking accounts decreased $63.0 million, or 23.5%, while money market accounts/savings accounts combined increased $31.3 million, or 4.5%, since December 31, 2021. Certificates of deposits increased $135.9 million, or 66.0%, from December 31, 2021, as such deposits were utilized as an alternative source of cost-effective wholesale funding.

Capital
Consolidated stockholders’ equity of the Corporation was $156.1 million, or 8.4% of total assets as of June 30, 2022, as compared to $165.4 million, or 9.7% of total assets as of December 31, 2021. The change in stockholders’ equity is the result of year-to-date net income of $5.9 million, offset by dividends of $7.3 million paid as well as a $9.9 million decline in accumulated other comprehensive income (loss) from the investment security portfolio due to changes in interest rates over this period.
As of June 30, 2022, the Tier 1 leverage ratio was 8.87% for the Corporation and 10.86% for the Bank, the Tier 1 risk-based capital and common equity ratios were 9.79% for the Corporation and 11.98% for the Bank, and total risk-based capital was 13.50% for the Corporation and 13.33% for the Bank. Based on these capital ratio levels, we remain above the Community Bank Leverage Ratio ("CBLR") requirement of 8%. Period end numbers show a tangible common equity to tangible assets ratio (a non-GAAP measure) of 8.22% for the Corporation and 10.18% for the Bank. Tangible book value per share (a non-GAAP measure) was $25.16 as of June 30, 2022, compared with $26.37 as of December 31, 2021. A reconciliation of these non-GAAP measures is included above.
The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Actual		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$161,066	8.87%	$163,434	9.00%
Bank	197,192	10.86%	163,432	9.00%

	December 31, 2021
	Actual		To Be Well Capitalized Under CBLR Framework
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets)
Corporation	$160,379	9.39%	$136,621	8.00%
Bank	196,506	11.51%	136,620	8.00%
Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio" (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Corporation is exempt from CBLR. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic.
Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $286.6 million at June 30, 2022, compared to $263.6 million at December 31, 2021, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $11.5 million at June 30, 2022. At June 30, 2022, Meridian had no borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2022, Meridian’s maximum borrowing capacity with the FHLB was $484.1 million. At June 30, 2022, Meridian had borrowed $59.1 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $56.1 million against its available credit lines. At June 30, 2022, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $188.4 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $357.3 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments

As of June 30, 2022, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $6.9 million and $15 million for the three and six months ended June 30, 2022, as compared to income before tax of $7.7 million and $15 million for the same periods in 2021. The Banking Segment provided 89.7% and 101.9% of the Corporation’s pre-tax profit for the three and six month periods ended June 30, 2022, as compared to 71.4% and 62.2% for the same period in 2021.
The Wealth Management Segment recorded income before tax of $749 thousand and $1.3 million for the three and six months ended June 30, 2022, as compared to income before tax of $376 thousand and $604 thousand for the same periods in 2021. The increase in income in this segment came from an increase in customer based as the number of accounts grew 2.5% and 4.5%, for the three and six months ended June 30, 2022, respectively.
The Mortgage Banking Segment recorded income before tax of $41 thousand and a loss before tax of 1.6 million for the three and six months ended June 30, 2022, as compared to income before tax of $2.7 million and $8.5 million for the same periods in 2021. Mortgage Banking income and expenses related to loan originations and sales decreased due to lower origination volume.
Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2022 were $488.6 million, as compared to $486.6 million at December 31, 2021.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2022 amounted to $22.9 million, as compared to $26.0 million at December 31, 2021.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased two loans totaling $612 thousand for the three months ended June 30, 2022, and six loans totaling $1.5 million for the six months ended June 30, 2022, and repurchased three loans in the amount of $446 thousand for the three and six months ended June 30, 2021.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2022 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.

Item 1A. Risk Factors.
There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents the shares repurchased by the Corporation during the second quarter of 2022.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plan or
Period	Shares Purchased	Per Share	Programs (1)	Programs
April 1, 2022 to April 30, 2022	19,042	$31.71	19,042	487,463
May 1, 2022 to May 31, 2022	25,664	31.48	25,664	487,463
June 1, 2022 to June 30, 2022	52,679	30.33	52,679	487,463
Total	97,385	$31.14	97,385	487,463
(1) On August 30, 2021, the Corporation announced a stock repurchase plan pursuant to which the Corporation may repurchase up to $20 million of the company’s outstanding common stock, par value $1.00 per share. Stock will be purchased from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements.
(2) As of June 30, 2022, the maximum number of shares remaining authorized for repurchase was approximately 487,463, based on funds remaining under the plan of approximately $14.8 million and a share price of $30.30 as of June 30, 2022.

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

Date:	August 9, 2022	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)