Form 10-Q
period 2022-09-30
Meridian Corp
filed 2022-11-09
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 2, 2022 there were 5,800,526 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ALLL	Allowance for loan and lease losses
AOCI	Accumulated other comprehensive (loss) income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOLI	Bank owned life insurance
CECL	Current expected credit losses
CET1	Common equity tier 1
CMO	Collateralized mortgage obligation
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank of Pittsburgh
FRB	Board of Governors of the Federal Reserve System
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
JOBS Act	Jumpstart Our Business Startups Act of 2012
LIBOR	London Inter-bank Offering Rate
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TDR	Troubled debt restructuring

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data)	September 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$12,114	$3,966
Interest-bearing deposits at other banks	20,774	19,514
Cash and cash equivalents	32,888	23,480
Securities available-for-sale, at fair value (amortized cost of $143,581 and $158,387, respectively)	127,999	159,302
Securities held-to-maturity, at amortized cost (fair value of $32,323 and $6,591, respectively)	37,922	6,372
Equity investments	2,092	2,354
Mortgage loans held for sale	33,800	80,882
Loans, net of fees and costs	1,610,349	1,386,457
Allowance for loan and lease losses	(18,974)	(18,758)
Loans, net of the allowance for loan and lease losses	1,591,375	1,367,699
Restricted investment in bank stock	5,217	5,117
Bank premises and equipment, net	12,835	11,806
Bank owned life insurance	22,916	22,503
Accrued interest receivable	6,008	5,009
Deferred income taxes	5,722	1,413
Servicing assets	12,807	12,765
Goodwill	899	899
Intangible assets	3,226	3,379
Other assets	26,218	10,463
Total assets	$1,921,924	$1,713,443
Liabilities:
Deposits:
Non-interest bearing	$290,169	$274,528
Interest bearing	1,383,384	1,171,885
Total deposits	1,673,553	1,446,413
Short-term borrowings	23,458	41,344
Subordinated debentures	40,597	40,508
Accrued interest payable	1,154	31
Other liabilities	32,001	19,787
Total liabilities	1,770,763	1,548,083
Stockholders’ equity:
Common stock, $1 par value per share. 25,000,000 shares authorized; 6,566,356 and 6,534,587 shares issued and outstanding, respectively	6,566	6,535
Surplus	84,848	83,663
Treasury stock, 721,927 and 426,693 shares, respectively, at cost	(18,033)	(8,860)
Unearned common stock held by employee stock ownership plan	(1,602)	(1,602)
Retained earnings	92,405	84,916
Accumulated other comprehensive (loss) income	(13,023)	708
Total stockholders’ equity	151,161	165,360
Total liabilities and stockholders’ equity	$1,921,924	$1,713,443
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans, including fees	$21,848	$17,626	$58,187	$51,287
Securities - taxable	648	357	1,599	1,076
Securities - tax-exempt	369	306	1,015	886
Cash and cash equivalents	93	17	157	25
Total interest income	22,958	18,306	60,958	53,274
Interest expense:
Deposits	4,075	1,327	7,182	4,261
Borrowings	857	722	2,166	2,224
Total interest expense	4,932	2,049	9,348	6,485
Net interest income	18,026	16,257	51,610	46,789
Provision for loan losses	526	597	1,743	1,292
Net interest income after provision for loan losses	17,500	15,660	49,867	45,497
Non-interest income:
Mortgage banking income	7,329	18,726	21,367	62,293
Wealth management income	1,114	1,232	3,672	3,531
SBA loan income	989	2,688	3,946	5,423
Earnings on investment in life insurance	138	93	413	224
Net change in the fair value of derivative instruments	127	(339)	(713)	(3,431)
Net change in the fair value of loans held-for-sale	(237)	(532)	(1,094)	(3,164)
Net change in the fair value of loans held-for-investment	(886)	37	(2,499)	(24)
Net gain (loss) on hedging activity	399	(1,189)	4,941	2,397
Net gain on sale of investment securities available-for-sale	—	314	—	362
Service charges	32	35	90	99
Other	1,219	1,057	3,605	3,192
Total non-interest income	10,224	22,122	33,728	70,902
Non-interest expense:
Salaries and employee benefits	13,360	19,472	41,585	61,824
Occupancy and equipment	1,191	1,133	3,619	3,460
Professional fees	899	873	2,659	2,629
Advertising and promotion	1,165	1,089	3,340	2,795
Data processing	574	530	1,633	1,666
Information technology	868	476	2,306	1,365
Pennsylvania bank shares tax	202	152	612	478
Other	2,002	1,756	5,646	5,773
Total non-interest expense	20,261	25,481	61,400	79,990
Income before income taxes	7,463	12,301	22,195	36,409
Income tax expense	1,665	2,863	4,927	8,543
Net income	$5,798	$9,438	$17,268	$27,866
Basic earnings per common share	$0.99	$1.56	$2.90	$4.62
Diluted earnings per common share	$0.96	$1.52	$2.80	$4.49
Basic weighted average shares outstanding	5,868	6,045	5,964	6,033
Diluted weighted average shares outstanding	6,060	6,231	6,172	6,201
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income:	$5,798	$9,438	$17,268	$27,866

Net change in unrealized gains on investment securities available for sale:
Change in fair value of investment securities available for sale, net of tax of $(1,129), $(312), $(3,694), and $(475), respectively	(3,910)	(1,021)	(12,760)	(1,490)
Reclassification adjustment for net gains (losses) realized in net income, net of tax effect of $0, $(71), $(1), and $(83), respectively	—	(243)	(9)	(279)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity, net of tax effect of $8, $0, $(293), and $0, respectively	37	—	(962)	—
Unrealized investment losses, net of tax effect of $(1,121), $(383), $(3,989), and $(558), respectively	(3,873)	(1,264)	(13,731)	(1,769)
Other comprehensive loss	(3,873)	(1,264)	(13,731)	(1,769)

Comprehensive income	$1,925	$8,174	$3,537	$26,097
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Balance at June 30, 2022	$6,561	$84,359	$(11,896)	$(1,602)	$87,815	$(9,150)	$156,087
Net income	—	—	—	—	5,798	—	5,798
Other comprehensive loss	—	—	—	—	—	(3,873)	(3,873)
Dividends paid or accrued, $0.20 per share	—	—	—	—	(1,208)	—	(1,208)
Net purchase of treasury stock through publicly announced plans (197,849 shares)	—	—	(6,137)	—	—	—	(6,137)
Common stock issued through share-based awards and exercises	5	112	—	—	—	—	117
Stock based compensation expense	—	377	—	—	—	—	377
Balance at September 30, 2022	$6,566	$84,848	$(18,033)	$(1,602)	$92,405	$(13,023)	$151,161

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Balance at December 31, 2021	$6,535	$83,663	$(8,860)	$(1,602)	$84,916	$708	$165,360
Net income	—	—	—	—	17,268	—	17,268
Other comprehensive loss	—	—	—	—	—	(13,731)	(13,731)
Dividends paid or accrued, $1.60 per share	—	—	—	—	(9,779)	—	(9,779)
Net purchase of treasury stock through publicly announced plans (295,234 shares)	—	—	(9,173)	—	—	—	(9,173)
Common stock issued through share-based awards and exercises	31	454	—	—	—	—	485
Stock based compensation expense	—	731	—	—	—	—	731
Balance at September 30, 2022	$6,566	$84,848	$(18,033)	$(1,602)	$92,405	$(13,023)	$151,161

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Balance at June 30, 2021	$6,493	$82,198	$(5,828)	$(1,768)	$69,739	$2,051	$152,885
Net income	—	—	—	—	9,438	—	9,438
Other comprehensive loss	—	—	—	—	—	(1,264)	(1,264)
Dividends paid or accrued, $0.125 per share	—	—	—	—	(769)	—	(769)
Net purchase of treasury stock through publicly announced plans (78,491 shares)	—	—	(2,197)	—	—	—	(2,197)
Common stock issued through share-based awards and exercises	13	167	—	—	—	—	180
Stock based compensation expense	—	143	—	—	—	—	143
Balance at September 30, 2021	$6,506	$82,508	$(8,025)	$(1,768)	$78,408	$787	$158,416

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Balance at December 31, 2020	$6,456	$81,196	$(5,828)	$(1,768)	$59,010	$2,556	$141,622
Net income	—	—	—	—	27,866	—	27,866
Other comprehensive loss	—	—	—	—	—	(1,769)	(1,769)
Dividends declared, $1.375 per share	—	—	—	—	(8,468)	—	(8,468)
Net purchase of treasury stock through publicly announced plans (78,491 shares)	—	—	(2,197)	—	—	—	(2,197)
Common stock issued through share-based awards and exercises	50	521	—	—	—	—	571
Stock based compensation expense	—	791	—	—	—	—	791
Balance at September 30, 2021	$6,506	$82,508	$(8,025)	$(1,768)	$78,408	$787	$158,416
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(dollars in thousands)	2022	2021
Net income	$17,268	$27,866
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities	—	(362)
Net amortization of investment premiums and discounts and change in fair value of equity securities	668	991
Depreciation and amortization, net	(1,343)	(4,677)
Provision for loan losses	1,743	1,292
Amortization of issuance costs on subordinated debt	89	88
Stock based compensation	731	791
Net change in fair value of derivative instruments	713	3,431
Net change in fair value of loans held for sale	1,094	3,164
Net change in fair value of loans held for investment	2,499	24
Amortization and net impairment of servicing rights	1,753	707
SBA loan income	(3,946)	(5,423)
Proceeds from sale of loans	863,056	2,027,443
Loans originated for sale	(794,541)	(1,864,132)
Mortgage banking income	(21,367)	(62,293)
(Increase) decrease in accrued interest receivable	(999)	402
Increase in other assets	(1,675)	(2,648)
Earnings from investment in life insurance	(413)	(224)
Decrease in deferred income tax	(219)	(817)
Increase (decrease) in accrued interest payable	1,123	(490)
(Decrease) increase in other liabilities	(2,579)	1,299
Net cash provided by operating activities	63,655	126,432

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	8,662	6,173
Sales	—	20,855
Purchases	(22,176)	(52,468)
Activity in held-to-maturity securities:
Maturities, repayments and calls	540	—
Purchases	(5,500)	—
Increase (decrease) in restricted stock	(100)	3,699
Net increase in loans	(225,967)	(82,711)
Purchases of premises and equipment	(2,020)	(1,496)
Purchase of bank owned life insurance	—	(10,000)
Net cash used in investing activities	(246,561)	(115,948)

Cash flows from financing activities:
Net increase in deposits	227,140	197,712
Decrease in short-term borrowings	—	(3,187)
Decrease in short-term borrowings with original maturity > 90 days	(17,886)	(81,397)
Repayment of long-term debt, net	—	(87,141)
Net purchase of treasury stock	(9,173)	(2,197)
Dividends paid	(9,779)	(8,468)
Share based awards and exercises	485	571
Net cash provided by financing activities	190,787	15,893

Net change in cash and cash equivalents	7,881	26,377
Cash and cash equivalents at beginning of period	23,480	36,744
Cash and cash equivalents at end of period	$31,361	$63,121

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,225	$6,976
Income taxes	5,365	11,354
Transfers from loans held for sale to loans held for investment	2,955	7,116
Transfer of securities from AFS to HTM	23,655	—
Lease liabilities arising from obtaining right-of-use assets	10,995	—
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)    Basis of Presentation
The Corporation’s unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Amounts subject to significant estimates are items such as the allowance for loan losses, lending related commitments, the fair value of financial instruments, other-than-temporary impairments of investment securities, and the valuations of goodwill, intangible assets, and servicing assets.
These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the Securities and Exchange Commission (including our Annual Report on Form 10-K for the year ended December 31, 2021), subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or for any other period.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Numerator for earnings per share:
Net income available to common stockholders	$5,798	$9,438	$17,268	$27,866

Denominators for earnings per share:
Weighted average shares outstanding	5,968	6,157	6,038	6,148
Average unearned ESOP shares	(100)	(112)	(74)	(115)
Basic weighted averages shares outstanding	5,868	6,045	5,964	6,033
Dilutive effects of assumed exercises of stock options	116	125	137	113
Dilutive effects of SERP shares	75	61	71	55
Diluted weighted averages shares outstanding	6,060	6,231	6,172	6,201

Basic earnings per share	$0.99	$1.56	$2.90	$4.62
Diluted earnings per share	$0.96	$1.52	$2.80	$4.49
Antidilutive shares excluded from computation of average dilutive earnings per share	237	140	236	140

(3)    Securities
The following table presents the amortized cost and fair value of securities at the dates indicated:

	September 30, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$15,763	$21	$(311)	$15,473	14
U.S. government agency MBS	12,079	—	(735)	11,344	13
U.S. government agency CMO	21,248	—	(2,079)	19,169	28
State and municipal securities	44,885	—	(7,646)	37,239	34
U.S. Treasuries	32,980	—	(3,699)	29,281	25
Non-U.S. government agency CMO	9,426	—	(599)	8,827	11
Corporate bonds	7,200	—	(534)	6,666	12
Total securities available-for-sale	$143,581	$21	$(15,603)	$127,999	137

Securities held-to-maturity:
State and municipal securities	$37,922	$—	$(5,599)	$32,323	27
Total securities held-to-maturity	$37,922	$—	$(5,599)	$32,323	—

	December 31, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$16,850	$55	$(68)	$16,837	10
U.S. government agency MBS	9,749	124	(60)	9,813	3
U.S. government agency CMO	22,276	358	(253)	22,381	10
State and municipal securities	72,099	1,379	(496)	72,982	12
U.S. Treasuries	29,973	1	(246)	29,728	21
Non-U.S. government agency CMO	990	—	(15)	975	1
Corporate bonds	6,450	154	(18)	6,586	5
Total securities available-for-sale	$158,387	$2,071	$(1,156)	$159,302	62

Securities held-to-maturity:
State and municipal securities	$6,372	$219	$—	$6,591	—
Total securities held-to-maturity	$6,372	$219	$—	$6,591	—
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at September 30, 2022, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.
During the quarter-ended March 31, 2022, $27.7 million of municipal securities, previously classified as available-for-sale on the balance sheet, were transferred to the held-to-maturity portfolio at fair value. After transfer, $1.3 million of unrealized losses remain in accumulated other comprehensive income. No gain or loss was recognized as a result of the transfer.
As of September 30, 2022 and December 31, 2021, securities having a fair value of $76.5 million and $92.2 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	September 30, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$10,122	$(129)	$3,254	$(182)	$13,376	$(311)
U.S. government agency MBS	9,795	(638)	1,549	(97)	11,344	(735)
U.S. government agency CMO	10,526	(850)	8,617	(1,229)	19,143	(2,079)
State and municipal securities	34,801	(7,077)	2,438	(569)	37,239	(7,646)
U.S. Treasuries	15,468	(1,443)	13,813	(2,256)	29,281	(3,699)
Non-U.S. government agency CMO	8,112	(470)	715	(129)	8,827	(599)
Corporate bonds	5,565	(384)	1,101	(150)	6,666	(534)
Total securities available-for-sale	$94,389	$(10,991)	$31,487	$(4,612)	$125,876	$(15,603)

Securities held-to-maturity:
State and municipal securities	$—	$—	$24,955	$(5,599)	$24,955	$(5,599)
Total securities held-to-maturity	$—	$—	$24,955	$(5,599)	$24,955	$(5,599)

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$12,330	$(68)	$—	$—	$12,330	$(68)
U.S. government agency MBS	3,852	(60)	—	—	3,852	(60)
U.S. government agency CMO	8,836	(187)	1,657	(66)	10,493	(253)
State and municipal securities	14,994	(427)	2,019	(69)	17,013	(496)
U.S. Treasuries	28,750	(246)	—	—	28,750	(246)
Non-U.S. government agency CMO	975	(15)	—	—	975	(15)
Corporate bonds	2,232	(18)	—	—	2,232	(18)
Total securities available-for-sale	$71,969	$(1,021)	$3,676	$(135)	$75,645	$(1,156)
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2022				December 31, 2021
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—	$—	$—	$763	$769
Due after one year through five years	17,892	16,326	4,665	4,588	12,934	12,885	2,354	2,397
Due after five years through ten years	27,386	24,111	3,003	2,643	30,890	30,798	3,255	3,425
Due after ten years	55,550	48,222	30,254	25,092	81,548	82,450	—	—
Subtotal	100,828	88,659	37,922	32,323	125,372	126,133	6,372	6,591
Mortgage-related securities	42,753	39,340	—	—	33,015	33,169	—	—
Total	$143,581	$127,999	$37,922	$32,323	$158,387	$159,302	$6,372	$6,591

The following table presents the gross gain and (loss) on sale of investment securities available for sale on the dates indicated:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Gross gain on sale of available for sale investments	$—	$314	$—	$562
Gross loss on sale of available for sale investments	—	—	—	200

(4)    Loans
The following table presents loans detailed by category at the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
Real estate loans:
Commercial mortgage	$545,736	$516,928
Home equity lines and loans	57,648	52,299
Residential mortgage	153,513	68,175
Construction	244,435	160,905
Total real estate loans	1,001,332	798,307
Commercial and industrial	329,451	293,771
Small business loans	133,904	114,158
PPP loans	8,837	90,194
MSLP loans	597	597
Consumer	497	419
Leases, net	129,574	88,242
Total loans	$1,604,192	$1,385,688

Balances included in loans, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$14,702	$17,558
Residential mortgage real estate loans accounted under fair value option, at amortized cost	17,217	17,106
Unearned lease income included in leases, net	(23,940)	(17,366)
Unamortized net deferred loan origination costs	6,157	769
Fair Value Option for Residential Mortgage Real Estate Loans
Residential mortgage real estate loans that were originated by the Corporation and intended for sale in the secondary market to permanent investors, but were either repurchased or unsalable due to defect, and that the Corporation has the ability and intent to hold for the foreseeable future or until maturity or payoff are carried at fair value pursuant to the Corporation's election of the fair value option for these loans. The remaining loans, net of fees and costs are stated at their outstanding unpaid principal balances, net of deferred fees or costs, since the original intent for these loans was to hold them until payoff or maturity.
Nonaccrual and Past Due Loans, Net of Fees and Costs
The following tables present an aging of the Corporation’s loans at the dates indicated:

	September 30, 2022
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans	% Delinquent
Commercial mortgage	$684	$—	$684	$543,208	$543,892	$1,844	$545,736	0.46%
Home equity lines and loans	189	—	189	56,581	56,770	878	57,648	1.85
Residential mortgage (1)	819	—	819	150,679	151,498	2,015	153,513	1.85
Construction	—	—	—	244,435	244,435	—	244,435	—
Commercial and industrial	887	—	887	312,220	313,107	16,344	329,451	5.23
Small business loans	1,803	—	1,803	130,700	132,503	1,401	133,904	2.39
PPP	—	—	—	8,837	8,837	—	8,837	—

	September 30, 2022
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans	% Delinquent
MSLP	—	—	—	597	597	—	597	—
Consumer	—	—	—	497	497	—	497	—
Leases, net	1,378	—	1,378	127,690	129,068	506	129,574	1.45%
Total	$5,760	$—	$5,760	$1,575,444	$1,581,204	$22,988	$1,604,192	1.79%

(1) Includes $14,702 of loans at fair value of which $14,151 are current and $551 are nonaccrual.

	December 31, 2021
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans	% Delinquent
Commercial mortgage	$—	$—	$—	$516,928	$516,928	$—	$516,928	—%
Home equity lines and loans	103	—	103	51,285	51,388	911	52,299	1.94
Residential mortgage (1)	600	—	600	65,177	65,777	2,398	68,175	4.40
Construction	—	—	—	160,905	160,905	—	160,905	—
Commercial and industrial	—	—	—	274,970	274,970	18,801	293,771	6.40
Small business loans	—	—	—	113,492	113,492	666	114,158	0.58
PPP	—	—	—	90,194	90,194	—	90,194	—
MSLP	—	—	—	597	597	—	597	—
Consumer	—	—	—	419	419	—	419	—
Leases, net	390	—	390	87,640	88,030	212	88,242	0.68%
Total	$1,093	$—	$1,093	$1,361,607	$1,362,700	$22,988	$1,385,688	1.74%

(1) Includes $17,558 of loans at fair value of which $16,768 are current, $189 are 30-89 days past due and $601 are nonaccrual.
Foreclosed and Repossessed Assets
At September 30, 2022, there were no consumer mortgage loans secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) for which formal foreclosure proceedings were in process.
Risks and Uncertainties
We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry. Additionally, most of our lending activity occurs within our primary market areas which are concentrated in southeastern Pennsylvania, Delaware, and Maryland as well as other contiguous markets and represents a geographic concentration. Additionally, our loan portfolio is concentrated in commercial loans. Commercial loans are generally viewed as having more inherent risk of default than residential real estate loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.

(5)    Allowance for Loan and Lease Losses (the “Allowance”)
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

Roll-Forward of Allowance by Portfolio Segment
The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, for the periods indicated:

	Three Months Ended September 30, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial mortgage	$4,327	$—	$—	$(238)	$4,089
Home equity lines and loans	240	(12)	34	(25)	237
Residential mortgage	489	—	—	217	706
Construction	2,481	—	—	378	2,859
Commercial and industrial	6,287	—	39	(657)	5,669
Small business loans	3,681	—	—	319	4,000
Consumer	3	—	1	(1)	3
Leases	1,297	(419)	—	533	1,411
Total	$18,805	$(431)	$74	$526	$18,974

	Nine Months Ended September 30, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial mortgage	$4,950	$—	$—	$(861)	$4,089
Home equity lines and loans	224	(12)	42	(17)	237
Residential mortgage	283	—	2	421	706
Construction	2,042	—	—	817	2,859
Commercial and industrial	6,533	—	58	(922)	5,669
Small business loans	3,737	—	—	263	4,000
Consumer	3	—	3	(3)	3
Leases	986	(1,682)	62	2,045	1,411
Total	$18,758	$(1,694)	$167	$1,743	$18,974

	Three Months Ended September 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial mortgage	$7,146	$—	$—	$(604)	$6,542
Home equity lines and loans	281	—	1	(9)	273
Residential mortgage	324	—	1	(49)	276
Construction	2,241	—	—	44	2,285
Commercial and industrial	5,360	—	15	239	5,614
Small business loans	2,235	—	—	864	3,099
Consumer	4	—	1	(2)	3
Leases	770	—	—	114	884
Total	$18,361	$—	$18	$597	$18,976

	Nine Months Ended September 30, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial mortgage	$7,451	$—	$—	$(909)	$6,542
Home equity lines and loans	434	—	5	(166)	273
Residential mortgage	385	—	5	(114)	276
Construction	2,421	—	—	(136)	2,285
Commercial and industrial	5,431	—	33	150	5,614
Small business loans	1,259	—	—	1,840	3,099
Consumer	4	—	3	(4)	3
Leases	382	(129)	—	631	884
Total	$17,767	$(129)	$46	$1,292	$18,976

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment at the dates indicated:

	September 30, 2022
	Allowance on loans and leases			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial mortgage	$—	$4,089	$4,089	$4,196	$541,540	$545,736
Home equity lines and loans	—	237	237	878	56,770	57,648
Residential mortgage	—	706	706	1,464	137,347	138,811
Construction	—	2,859	2,859	1,206	243,229	244,435
Commercial and industrial	2,193	3,476	5,669	16,358	313,093	329,451
Small business loans	376	3,624	4,000	1,479	132,425	133,904
PPP (2)	—	—	—	—	8,837	8,837
MSLP (2)	—	—	—	—	597	597
Consumer	—	3	3	—	497	497
Leases, net	—	1,411	1,411	506	129,068	129,574
Total (1)	$2,569	$16,405	$18,974	$26,087	$1,563,403	$1,589,490

	December 31, 2021
	Allowance on loans and leases			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial mortgage	$—	$4,950	$4,950	$3,556	$513,372	$516,928
Home equity lines and loans	—	224	224	905	51,394	52,299
Residential mortgage	—	283	283	1,797	48,820	50,617
Construction	—	2,042	2,042	1,206	159,699	160,905
Commercial and industrial	2,900	3,633	6,533	17,361	276,410	293,771
Small business loans	376	3,361	3,737	792	113,366	114,158
PPP (2)	—	—	—	—	90,194	90,194
MSLP (2)	—	—	—	—	597	597
Consumer	—	3	3	—	419	419
Leases, net	—	986	986	212	88,030	88,242
Total (1)	$3,276	$15,482	$18,758	$25,829	$1,342,301	$1,368,130

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
The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses at the dates indicated:

	September 30, 2022
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$511,993	$28,382	$5,361	$—	$545,736
Home equity lines and loans	56,290	—	1,358	—	57,648
Construction	235,464	8,971	—	—	244,435
Commercial and industrial	280,929	5,414	43,108	—	329,451
Small business loans	132,503	—	1,401	—	133,904
PPP	8,837	—	—	—	8,837
MSLP	597	—	—	—	597
Total	$1,226,613	$42,767	$51,228	$—	$1,320,608
Commercial and industrial loans classified as substandard totaled $43.1 million as of September 30, 2022, an increase of $238 thousand, from $42.9 million as of December 31, 2021. The majority of this amount is comprised of 16 different loan relationships with no specific industry concentration and a $13.5 million commercial loan relationship in the advertising industry that became a non-performing loan relationship late in 2021.

	December 31, 2021
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total
Commercial mortgage	$481,551	$29,452	$5,925	$—	$516,928
Home equity lines and loans	50,908	—	1,391	—	52,299
Construction	151,608	9,297	—	—	160,905
Commercial and industrial	236,298	14,603	42,870	—	293,771
Small business loans	112,096	—	2,062	—	114,158
PPP	90,194	—	—	—	90,194
MSLP	597	—	—	—	597
Total	$1,123,252	$53,352	$52,248	$—	$1,228,852
In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Performing	Non- performing	Total	Performing	Non- performing	Total
Residential mortgage (1)	$151,498	$2,015	$153,513	$48,820	$1,797	$50,617
Consumer	497	—	497	419	—	419
Leases, net	129,068	506	129,574	88,030	212	88,242
Total	$281,063	$2,521	$283,584	$137,269	$2,009	$139,278

(1) There were four nonperforming residential mortgage loans at September 30, 2022 and four nonperforming residential mortgage loans at December 31, 2021 with a combined outstanding principal balance of $551 thousand and $601 thousand, respectively, which were carried at fair value and not included in the table above. This decrease was largely due to a residential mortgage loan that was nonperforming at December 31, 2021, which subsequently paid off before September 30, 2022.

Impaired Loans
The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized at the dates indicated.

	September 30, 2022			December 31, 2021
(dollars in thousands)	Recorded investment	Principal balance	Related allowance	Recorded investment	Principal balance	Related allowance
Impaired loans with related allowance:
Commercial and industrial	$16,095	$16,552	$2,193	$17,147	$17,310	$2,900
Small business loans	666	666	376	666	666	376
Total	$16,761	$17,218	$2,569	$17,813	$17,976	$3,276
Impaired loans without related allowance:
Commercial mortgage	$4,196	$4,206	$—	$3,556	$3,559	$—
Commercial and industrial	263	329	—	214	269	—
Small business loans	813	813	—	126	126	—
Home equity lines and loans	878	878	—	905	935	—
Residential mortgage	1,464	1,464	—	1,797	1,797	—
Construction	1,206	1,206	—	1,206	1,206	—
Leases	506	506	—	212	212	—
Total	$9,326	$9,402	$—	$8,016	$8,104	$—
Grand Total	$26,087	$26,620	$2,569	$25,829	$26,080	$3,276
The following table details the average recorded investment and interest income recognized on impaired loans by portfolio segment.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average recorded investment	Interest income recognized
Impaired loans with related allowance:
Commercial and industrial	$16,195	$—	$3,242	$5
Small business loans	666	—	916	—
Home equity lines and loans	—	—	89	—
Residential mortgage	—	—	169	—
Total	$16,861	$—	$4,416	$5
Impaired loans without related allowance:
Commercial mortgage	$4,212	$29	$2,573	$8
Commercial and industrial	286	—	473	19
Small business loans	819	2	147	3
Home equity lines and loans	878	15	823	—
Residential mortgage	1,468	22	1,636	6
Construction	1,206	20	1,206	17
Leases	500	—	—	—
Total	$9,369	$88	$6,858	$53
Grand Total	$26,230	$88	$11,274	$58

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with related allowance:
Commercial and industrial	$16,363	$—	$3,306	$15
Small business loans	666	—	917	—

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with related allowance:
Home equity lines and loans	—	—	92	—
Residential mortgage	—	—	170	—
Total	$17,029	$—	$4,485	$15
Impaired loans without related allowance:
Commercial mortgage	4,257	77	2,584	24
Commercial and industrial	293	—	485	19
Small business loans	835	7	161	11
Home equity lines and loans	878	39	824	—
Residential mortgage	1,478	190	1,640	9
Construction	1,206	51	1,206	47
Leases	510	—	53	—
Total	$9,457	$364	$6,953	$110
Grand Total	$26,486	$364	$11,438	$125
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
The following table presents information about TDRs at the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
TDRs included in nonperforming loans and leases	$193	$361
TDRs in compliance with modified terms	3,637	3,446
Total TDRs	$3,830	$3,807
There were no new loan modifications granted during the three months ended September 30, 2022 and 1 new loan modification on a commercial mortgage for $684 thousand for the nine months ended September 30, 2022, while there were no loan or lease modifications granted during the three and nine months September 30, 2021 that were classified as a TDR, and there were no subsequent defaults during the same time periods.

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has two unsecured Federal funds borrowing facilities with correspondent banks: one of $24 million and one of $15 million. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 in Federal funds purchased at September 30, 2022 and December 31, 2021. The Corporation also has a facility with the Federal Reserve Bank discount window of $9.2 million. This facility is fully secured by investment securities. There were no borrowings under this at September 30, 2022 and December 31, 2021.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	September 30, 2022	December 31, 2021
Open Repo Plus Weekly	6/5/2023	3.11%	$23,458	$36,458
Mid-term Repo-fixed	9/12/2022	0.23	—	4,886
Total			$23,458	$41,344
The Corporation had no long-term debt as of September 30, 2022 or December 31, 2021.
The FHLB has also issued $74.8 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2022.
The Corporation has a maximum borrowing capacity with the FHLB of $529.0 million as of September 30, 2022 and $505.4 million as of December 31, 2021. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $1.0 billion of residential mortgage loans as of September 30, 2022 and December 31, 2021. During the three and nine months ended September 30, 2022, the Corporation recognized servicing fee income of $643 thousand and $1.9 million compared to $562 thousand and $1.4 million, during the three and nine months ended September 30, 2021, respectively.
Changes in the MSR balance are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$10,610	$8,942	$10,756	$4,647
Servicing rights capitalized	65	1,360	648	5,856
Amortization of servicing rights	(356)	(316)	(1,092)	(786)
Change in valuation allowance	(4)	111	3	380
Balance at end of the period	$10,315	$10,097	$10,315	$10,097
Activity in the valuation allowance for MSRs was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Valuation allowance, beginning of period	$(1)	$(166)	$(8)	$(435)
Impairment	(4)	—	(4)	—
Recovery	—	111	7	380
Valuation allowance, end of period	$(5)	$(55)	$(5)	$(55)
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2022, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 7.11% and a discount rate equal to 9.50%. At December 31, 2021, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 7.23% and a discount rate equal to 9.00%. Due in part to market volatility as interest rates increased, the prepayment speed assumption has decreased from December 31, 2021 to September 30, 2022. As interest rates have started to increase and the number of mortgage refinancings have started to decline, model inputs have been adjusted to align the MSRs fair value with market conditions.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2022	December 31, 2021
Fair value of residential mortgage servicing rights	$12,132	$11,241

Weighted average life (months)	19	11

Prepayment speed	7.11%	7.23%
Impact on fair value:
10% adverse change	$(524)	$(376)
20% adverse change	(1,010)	(731)

Discount rate	9.50%	9.00%
Impact on fair value:
10% adverse change	$(426)	$(436)
20% adverse change	(824)	(840)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $156.3 million and $115.1 million of SBA loans, as of September 30, 2022 and December 31, 2021, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$2,250	$1,385	$2,009	$970
Servicing rights capitalized	306	588	1,146	1,166
Amortization of servicing rights	(173)	(112)	(523)	(266)
Change in valuation allowance	109	(26)	(140)	(35)
Balance at end of the period	$2,492	$1,835	$2,492	$1,835
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Valuation allowance, beginning of period	$(345)	$(48)	$(96)	$(39)
Impairment	—	(26)	(280)	(35)
Recovery	109	—	140	—
Valuation allowance, end of period	$(236)	$(74)	$(236)	$(74)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2022, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.88% and a discount rate equal to 12.24%. At December 31, 2021, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.38% and a discount rate equal to 9.01%. The change in valuation allowance due to impairment, noted in the tables above, was largely due to the increased prepayment speed experienced in the current year periods and the rising interest rate environment.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2022	December 31, 2021
Fair value of SBA loan servicing rights	$2,578	$2,107

Weighted average life (years)	3.8	3.8

Prepayment speed	12.88%	12.38%
Impact on fair value:
10% adverse change	$(83)	$(69)
20% adverse change	(160)	(132)

Discount rate	12.24%	9.01%
Impact on fair value:
10% adverse change	$(61)	$(54)
20% adverse change	(120)	(106)
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
The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	September 30, 2022
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$15,473	$—	$15,473	$—
U.S. government agency MBS	11,344	—	11,344	—
U.S. government agency CMO	19,169	—	19,169	—
State and municipal securities	37,239	—	37,239	—
U.S. Treasuries	29,281	29,281	—	—
Non-U.S. government agency CMO	8,827	—	8,827
Corporate bonds	6,666	—	6,666	—
Equity investments	2,092	—	2,092	—
Mortgage loans held for sale	33,800	—	33,800	—
Mortgage loans held for investment	14,702	—	14,702	—
Interest rate lock commitments	137	—	—	137
Forward commitments	475	—	475	—
Customer derivatives - interest rate swaps	4,572	—	4,572	—
Total	$183,777	$29,281	$154,359	$137

Liabilities
Interest rate lock commitments	$598	$—	$—	$598
Forward commitments	—	—	—	—
Customer derivatives - interest rate swaps	4,479	—	4,479	—
Total	$5,077	$—	$4,479	$598

	December 31, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$16,837	$—	$16,837	$—
U.S. government agency MBS	9,813	—	9,813	—
U.S. government agency CMO	22,381	—	22,381	—
State and municipal securities	72,982	—	72,982	—
U.S. Treasuries	29,728	29,728	—	—
Non-U.S. government agency CMO	975	—	975	—
Corporate bonds	6,586	—	6,586	—
Equity investments	2,354	—	2,354	—
Mortgage loans held for sale	80,882	—	80,882	—
Mortgage loans held for investment	17,558	—	17,558	—
Interest rate lock commitments	1,122	—	—	1,122
Forward commitments	65	—	65	—
Customer derivatives - interest rate swaps	961	—	961	—
Total	$262,244	$29,728	$231,394	$1,122

Liabilities
Interest rate lock commitments	$203	$—	$—	$203
Forward commitments	106	—	106	—
Customer derivatives - interest rate swaps	1,018	—	1,018	—
Total	$1,327	$—	$1,124	$203
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
Mortgage servicing rights	$10,315	$10,756
SBA loan servicing rights	2,492	2,009
Impaired loans (1)
Commercial and industrial	820	1,837
Small business loans	—	290
Total	$13,627	$14,892

(1) Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Refer to the following page for further qualitative discussion around impaired loans.
The following table details the valuation techniques for Level 3 impaired loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
September 30, 2022	$820	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
December 31, 2021	$2,127	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
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

The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

		September 30, 2022		December 31, 2021
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$32,888	$32,888	$23,480	$23,480
Securities available-for-sale	Level 1 / 2	127,999	127,999	159,302	159,302
Securities held-to-maturity	Level 2	37,922	32,323	6,372	6,591
Equity investments	Level 2	2,092	2,092	2,354	2,354
Mortgage loans held for sale	Level 2	33,800	33,800	80,882	80,882
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,595,647	1,535,398	1,368,899	1,370,885
Mortgage loans held for investment	Level 2	14,702	14,702	17,558	17,558
Interest rate lock commitments	Level 3	137	137	1,122	1,122
Forward commitments	Level 2	475	475	65	65
Restricted investment in bank stock	NA	5,217	NA	5,117	NA
Accrued interest receivable	Level 3	6,008	6,008	5,009	5,009
Customer derivatives - interest rate swaps	Level 2	4,572	4,572	961	961
Financial liabilities:
Deposits	Level 2	1,673,553	1,526,400	1,446,413	1,549,100
Short-term borrowings	Level 2	23,458	23,458	41,344	41,344
Subordinated debentures	Level 2	40,597	40,285	40,508	40,803
Accrued interest payable	Level 2	1,154	1,154	31	31
Interest rate lock commitments	Level 3	598	598	203	203
Forward commitments	Level 2	—	—	106	106
Customer derivatives - interest rate swaps	Level 2	4,479	4,479	1,018	1,018

		Notional		Notional
Off-balance sheet financial instruments:		amount	Fair value	amount	Fair value
Commitments to extend credit	Level 2	$505,860	$—	$486,632	$—
Letters of credit	Level 2	21,462	—	25,986	—
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of the period	$374	$2,667	$1,122	$6,932
Decrease in value	(237)	(955)	(985)	(5,220)
Balance at end of the period	$137	$1,712	$137	$1,712
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
September 30, 2022	$137	Market comparable pricing	Pull through	1 - 99%	96.93%
December 31, 2021	1,122	Market comparable pricing	Pull through	1 - 99	87.66

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
The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		September 30, 2022		December 31, 2021
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$23,037	$137	$108,653	$1,122
Negative fair values	Other liabilities	45,063	(598)	35,264	(203)
Total		68,100	(461)	143,917	919

Forward Commitments
Positive fair values	Other assets	12,000	475	30,500	65
Negative fair values	Other liabilities	—	—	45,500	(106)
Total		12,000	475	76,000	(41)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	41,352	4,572	35,447	961
Negative fair values	Other liabilities	41,352	(4,479)	35,447	(1,018)
Total		82,704	93	70,894	(57)
Total derivative financial instruments		$162,804	$107	$290,811	$821
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and (losses) on derivative financial instruments:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Interest Rate Lock Commitments	$(405)	$(1,056)	$(1,380)	$(5,480)
Forward Commitments	485	703	516	1,997
Customer Derivatives - Interest Rate Swaps	47	14	151	52
Net fair value (losses) gains on derivative financial instruments	$127	$(339)	$(713)	$(3,431)

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
Meridian’s mortgage banking segment (“Mortgage”) consists of 13 loan production offices throughout suburban Philadelphia and Maryland. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale. The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains (losses).
The table below summarizes income and expenses, directly attributable to each business line, which have been included in the statement of operations. Total assets for each segment is also provided.

	Segment Information
	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$17,664	$218	$144	$18,026	$15,777	$2	$478	$16,257
Provision for loan losses	526	—	—	526	597	—	—	597
Net interest income after provision	17,138	218	144	17,500	15,180	2	478	15,660

Non-interest Income
Mortgage banking income	72	—	7,257	7,329	215	—	18,511	18,726
Wealth management income	—	1,114	—	1,114	—	1,232	—	1,232
SBA loan income	989	—	—	989	2,688	—	—	2,688
Net change in fair values	47	—	(1,043)	(996)	13	—	(847)	(834)
Net gain on hedging activity	—	—	399	399	—	—	(1,189)	(1,189)
Other	622	—	767	1,389	836	—	663	1,499
Non-interest income	1,730	1,114	7,380	10,224	3,752	1,232	17,138	22,122
Non-interest expense	11,354	780	8,127	20,261	10,633	802	14,046	25,481
Income (loss) before income taxes	$7,514	$552	$(603)	$7,463	$8,299	$432	$3,570	$12,301

Total Assets	$1,858,770	$7,927	$55,227	$1,921,924	$1,625,468	$6,396	$130,581	$1,762,445

	Segment Information
	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$50,197	$628	$785	$51,610	$45,340	$(249)	$1,698	$46,789
Provision for loan losses	1,743	—	—	1,743	1,292	—	—	1,292
Net interest income after provision	48,454	628	785	49,867	44,048	(249)	1,698	45,497

Non-interest Income
Mortgage banking income	394	—	20,973	21,367	892	—	61,401	62,293
Wealth management income	—	3,672	—	3,672	—	3,531	—	3,531
SBA loan income	3,946	—	—	3,946	5,423	—	—	5,423
Net change in fair values	151	—	(4,457)	(4,306)	52	—	(6,671)	(6,619)
Net gain on hedging activity	—	—	4,941	4,941	—	—	2,397	2,397
Other	1,776	(1)	2,333	4,108	2,110	—	1,767	3,877
Non-interest income	6,267	3,671	23,790	33,728	8,477	3,531	58,894	70,902
Non-interest expense	32,186	2,480	26,734	61,400	28,981	2,486	48,523	79,990
Income (loss) before income taxes	$22,535	$1,819	$(2,159)	$22,195	$23,544	$796	$12,069	$36,409

Total Assets	$1,858,770	$7,927	$55,227	$1,921,924	$1,625,468	$6,396	$130,581	$1,762,445

(11)    Leases
On January 1, 2022, the Corporation adopted ASU 2016-02 (Topic 842), “Leases”, as further explained in Note 12, Recent Accounting Pronouncements. The Corporation’s operating leases consist of various retail branch locations and loan production offices. As of September 30, 2022, the Corporation’s leases have remaining lease terms ranging from 8 months to 13 years, including extension options that the Corporation is reasonably certain will be exercised.
The Corporation’s leases include fixed rental payments, and certain of our leases also include variable rental payments where lease payments may increase at pre-determined dates based on the change in the consumer price index. The Corporation’s lease agreements include gross leases as well as leases in which we make separate payments to the lessor for items such as the property taxes assessed on the property or a portion of the common area maintenance associated with the property. We have elected the practical expedient not to separate lease and non-lease components for all of our building leases. The Corporation also elected to not recognize ROU assets and lease liabilities for short-term leases.
As of September 30, 2022 the Corporation’s ROU assets and related lease liabilities were $9.5 million and $9.4 million, respectively. These amounts are included within other assets and other liabilities, respectively.
The components of lease expense were as follows:

(dollars in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease expense	$585	$1,742
Short term lease expense	1	3
Variable lease expense	—	—
Total lease expense	$586	$1,745
Supplemental cash flow information related to leases was as follows:

(dollars in thousands)	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$563
ROU asset obtained in exchange for lease liabilities	$10,995

Maturities of operating lease liabilities were as follows for the period indicated:

(dollars in thousands)	September 30, 2022
2022	$559
2023	1,919
2024	1,746
2025	1,456
2026	1,436
Thereafter	3,134
Total	$10,250
Less: Present value discount	(887)
Total operating lease liabilities	$9,363
As of September 30, 2022, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised for all operating leases is 6.33 years.
Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of September 30, 2022 is 2.61%.
As of September 30, 2022, the Corporation had not entered into any material leases that have not yet commenced.

(12)    Recent Accounting Pronouncements
As an “emerging growth company” under the JOBS Act, the Corporation is permitted an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as financial statements that we file up to the date we lose this designation (December 31, 2022) will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period. As a filer under the JOBS Act, we will implement new accounting standards subject to the effective dates required for non-public entities
Pronouncements Adopted in 2022:
FASB ASU 2016-02 (Topic 842), “Leases”
Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees are required to recognize a lease ROU liability and a ROU asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In June 2020, the FASB approved a delay for the implementation of the ASU. Accordingly, the amendments in this update are effective for the Corporation for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On January 1, 2022 the Corporation recognized a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition. The adoption of the ASU was on a prospective basis and therefore comparative prior periods are still presented under ASC 840. Refer to footnote 11 - leases, for further details.

Pronouncements Not Yet Effective as of September 30, 2022:
FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”
Issued in June 2016, ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure the current expected credit losses on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in ASC Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an emerging growth company, the Corporation’s effective date for the implementation of the ASU will be January 1, 2023. The Corporation expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the date of adoption. While the Corporation anticipates the allowance for credit losses will increase under current model assumptions, it expects the impact of adopting ASU 2016-13 will be influenced by the composition, characteristics and quality of its loan and investment securities portfolios, as well as general economic conditions and forecasts at the date of adoption. Management is currently running parallel tests under different methods and using various assumptions to determine the best approach for when we adopt this ASU, and has engaged a third party vendor to perform a model validation prior to adoption.
FASB ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”
Issued in April 2019, ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The amendments to estimating expected credit losses (ASU 2016-13), in particular, how a company considers recoveries and extension options when estimating expected credit losses, are the most relevant to the Corporation. The ASU clarifies that (1) the estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. Management is considering the impact of ASU 2019-04 while considering the impact of ASU 2016-13 as discussed above.
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
FASB ASU 2020-06, “Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
This ASU clarifies the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature models. For public business entities that meet the definition of an SEC filer (excluding smaller reporting entities), the amendments are effective for fiscal years beginning after Dec. 15, 2021, and interim periods within. For all other entities, the amendments are effective for fiscal years beginning after Dec. 15, 2023, and interim periods within. Early adoption is permitted, but no earlier than for fiscal years beginning after Dec. 15, 2020. The Company does not expect this to have a material impact on our consolidated financial statements.
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
Cautionary Statement Regarding Forward-Looking Statements
Meridian Corporation may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties that could cause actual results to differ materially include, without limitation: the impact of the COVID-19 pandemic and government responses thereto; on the U.S. economy, including the markets in which we operate; actions that we and our customers take in response to these factors and the effects such actions have on our operations, products, services and customer relationships; and the risk that the Small Business Administration may not fund some or all PPP loan guaranties; increased competitive pressures; changes in the interest rate environment; changes in general economic conditions and conditions within the securities markets; legislative and regulatory changes; geopolitical tensions; and the effects of inflation, a potential recession, among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements. Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.
Critical Accounting Policies and Estimates
Our critical accounting policies are described in detail in the "Critical Accounting Policies" section within Item 7 of our 2021 Annual Form Form 10-K. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. There have been no material changes in these policies during the nine months ended September 30, 2022.

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of September 30, 2022 compared to December 31, 2021 and the results of operations for the three and nine months ended September 30, 2022 compared to the same periods in 2021. More detailed information related to these highlights can be found in the sections that follow.
Changes in Financial Condition - September 30, 2022 Compared to December 31, 2021
•Total assets increased $208.5 million, or 12.2%, to $1.92 billion as of September 30, 2022.
•Portfolio loans, excluding PPP loans, increased $299.9 million, or 23.1%, to $1.60 billion as of September 30, 2022, which is 30.9% on an annualized basis.
•Mortgage loans held for sale decreased $47.1 million, or 58.2%, to $33.8 million at September 30, 2022.
•PPP loans decreased to $8.8 million as of September 30, 2022 which is a decrease of $81.4 million, or 90.2%, since December 31, 2021.
•During the quarter-ended March 31, 2022, $27.7 million of municipal securities previously classified as available-for-sale on the balance sheet, were transferred to the held-to-maturity portfolio.
•Total deposits increased $227.1 million or 15.7% to $1.67 billion at September 30, 2022.
•The Corporation returned $19.0 million of capital to Meridian shareholders during the nine months ended September 30, 2022 through dividends, including a $1.00 special dividend, $0.20 quarterly dividends, and also purchased $9.2 million or 295 thousand shares of treasury stock.

Three Month Results of Operations - September 30, 2022 Compared to the Same Period in 2021
•Consolidated net income was $5.8 million, or $0.96 per diluted share, down $3.6 million, or 38.6%, driven by a decline in non-interest income, partially offset by continued strong margin and lower operating expenses.
•The return on average assets and return on average equity was 1.23% and 14.59%, respectively, for the third quarter 2022, compared to 2.15% and 24.07%, respectively, for the third quarter 2021.
•Net interest margin increased to 4.01% from 3.83% due to higher yield on earning assets in this rising rate environment.
•Provision for loan losses decreased $71 thousand as a result of lower levels of specific reserves and improvements in certain qualitative factors, largely offset by increased provisioning for loan growth.
•Non-interest income decreased $11.9 million, or 53.8%, to $10.2 million driven by a $11.4 million decrease in mortgage banking income and a $1.7 million decrease in SBA loan income.
•Non-interest expense decreased $5.2 million, or 20.5%, to $20.3 million due to a $6.1 million decrease in salaries and employee benefits.
•On October 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.20 per common share payable November 21, 2022 to shareholders of record as of November 14, 2022.

Nine Month Results of Operations - September 30, 2022 Compared to the Same Period in 2021
•Consolidated net income was $17.3 million, or $2.80 per diluted share, down $10.6 million, or 38.0%, driven by a lower level of non-interest income from mortgage banking activity, partially offset by continued strong margin and lower operating expenses.
•The return on average assets and return on average equity were 1.28% and 14.49%, respectively, for the nine months ended September 30, 2022, compared to 2.17% and 25.43%, respectively, for the nine months ended September 30, 2021.
•Net interest margin increased to 3.99% from 3.75% due to higher yield on earning assets in this rising rate environment along with $286 thousand in one-time loan fees.
•Provision for loan losses increased $451 thousand, or 34.9%, due to loan growth, partially offset by decreases in specific reserves.

•Non-interest income decreased $37.2 million, or 52.4%, to $33.7 million driven by a $40.9 million decrease in mortgage banking income and a $2.5 million decline in the fair value on loans held-for-investment, partially offset by an increase of $4.8 million in the fair value of derivatives and loans held-for-sale and a $2.5 million increase in net gains on hedging activity related to mortgage banking activity.
•Non-interest expense decreased $18.6 million, or 23.2% to $61.4 million as the result of a $20.2 million decrease in salaries and employee benefits tied to a decrease in variable compensation in our mortgage segment.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Return on average assets, annualized	1.23%	2.15%	1.28%	2.17%
Return on average equity, annualized	14.59%	24.07%	14.49%	25.43%
Net interest margin (tax effected yield), annualized	4.01%	3.83%	3.99%	3.75%
Basic earnings per share	$0.99	$1.56	$2.90	$4.62
Diluted earnings per share	$0.96	$1.52	$2.80	$4.49
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Book value per common share	$25.86	$27.07
Tangible book value per common share (1)	$25.16	$26.37
Allowance as a percentage of loans and leases held for investment	1.18%	1.35%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.20%	1.46%
Tier I capital to risk weighted assets	9.28%	10.83%
Tangible common equity to tangible assets ratio (1)	7.67%	9.42%
Loans, net of fees and costs	$1,610,349	$1,386,457
Total assets	$1,921,924	$1,713,443
Total stockholders’ equity	$151,161	$165,360

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three and nine months ended September 30, 2022 and 2021, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.

Analyses of Interest Rates and Interest Differential
The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended September 30,
(dollars in thousands)	2022			2021			Change
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Due from banks	$15,678	$92	2.33%	$40,249	$16	0.16%	$(24,571)	$76	2.17%
Federal funds sold	219	1	1.81	23,013	1	0.02	(22,794)	—	1.79
Investment securities - taxable (1)	107,929	648	2.38	79,785	357	1.78	28,144	291	0.60
Investment securities - tax exempt (1)	63,711	451	2.81	67,250	377	2.22	(3,539)	74	0.59
Loans held for sale	37,857	479	5.02	110,905	824	2.97	(73,048)	(345)	2.05
Loans held for investment (1)	1,565,861	21,371	5.41	1,370,439	16,804	4.84	195,422	4,567	0.57
Total loans	1,603,718	21,850	5.41	1,481,344	17,628	4.72	122,374	4,222	0.69
Total interest-earning assets	1,791,255	23,042	5.10%	1,691,641	18,379	4.31%	99,614	4,663	0.79%
Noninterest earning assets	76,939			48,207			28,732
Total assets	$1,868,194			$1,739,848			$128,346
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$221,402	$798	1.43%	$270,518	$201	0.29%	$(49,116)	$597	1.14%
Money market and savings deposits	718,744	2,075	1.15	647,093	853	0.52	71,651	1,222	0.63
Time deposits	361,527	1,202	1.32	237,080	273	0.46	124,447	929	0.86
Total deposits	1,301,673	4,075	1.24	1,154,691	1,327	0.46	146,982	2,748	0.78
Borrowings	41,313	266	2.55	111,075	126	0.45	(69,762)	140	2.10
Subordinated debentures	40,578	591	5.78	40,740	596	5.85	(162)	(5)	(0.07)
Total interest-bearing liabilities	1,383,564	4,932	1.41	1,306,506	2,049	0.62	77,058	2,883	0.79
Noninterest-bearing deposits	295,975			254,843			41,132
Other noninterest-bearing liabilities	31,041			22,919			8,122
Total liabilities	1,710,580			1,584,268			126,312
Total stockholders' equity	157,614			155,580			2,034
Total stockholders' equity and liabilities	$1,868,194			$1,739,848			$128,346
Net interest income and spread (1)		$18,110	3.69		$16,330	3.69		$1,780	—
Net interest margin (1)			4.01%			3.83%			0.18%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

	For the Nine Months Ended September 30,
(dollars in thousands)	2022			2021			Change
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Due from banks	$23,612	$153	0.87%	$24,340	$22	0.12%	$(728)	$131	0.75%
Federal funds sold	1,440	4	0.37	18,991	3	0.02	(17,551)	1	0.35
Investment securities - taxable (1)	105,624	1,599	2.02	78,951	1,076	1.82	26,673	523	0.20
Investment securities - tax exempt (1)	63,848	1,240	2.60	64,023	1,094	2.28	(175)	146	0.32
Loans held for sale	52,495	1,580	4.02	139,101	2,922	2.80	(86,606)	(1,342)	1.22
Loans held for investment (1)	1,489,345	56,614	5.08	1,349,780	48,375	4.79	139,565	8,239	0.29
Total loans	1,541,840	58,194	5.05	1,488,881	51,297	4.61	52,959	6,897	0.44
Total interest-earning assets	1,736,364	61,190	4.71%	1,675,186	53,492	4.27%	61,178	7,698	0.44%
Noninterest earning assets	74,313			44,388			29,925
Total assets	$1,810,677			$1,719,574			$91,103
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$242,863	$1,183	0.65%	$252,074	$739	0.39%	$(9,211)	$444	0.26%
Money market and savings deposits	702,696	4,003	0.76	609,201	2,505	0.55	93,495	1,498	0.21
Time deposits	319,927	1,996	0.83	258,099	1,017	0.53	61,828	979	0.30
Total deposits	1,265,486	7,182	0.76	1,119,374	4,261	0.51	146,112	2,921	0.25
Borrowings	24,621	391	2.12	139,716	437	0.42	(115,095)	(46)	1.70
Subordinated debentures	40,548	1,775	5.85	40,711	1,787	5.87	(163)	(12)	(0.02)
Total interest-bearing liabilities	1,330,655	9,348	0.94	1,299,801	6,485	0.67	30,854	2,863	0.27
Noninterest-bearing deposits	291,261			248,355			42,906
Other noninterest-bearing liabilities	29,452			24,928			4,524
Total liabilities	1,651,368			1,573,084			78,284
Total stockholders' equity	159,309			146,490			12,819
Total stockholders' equity and liabilities	$1,810,677			$1,719,574			$91,103
Net interest income and spread (1)		$51,842	3.77		$47,007	3.60		$4,835	0.17
Net interest margin (1)			3.99%			3.75%			0.24%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2022 as compared to the same periods in 2021, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2022 Compared to 2021
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$91	$(15)	$76	$132	$(1)	$131
Federal funds sold	2	(2)	—	6	(5)	1
Investment securities - taxable (1)	143	148	291	129	394	523
Investment securities - tax exempt (1)	95	(21)	74	149	(3)	146
Loans held for sale	382	(727)	(345)	942	(2,284)	(1,342)
Loans held for investment (1)	2,020	2,547	4,567	3,046	5,193	8,239
Total loans	2,402	1,820	4,222	3,988	2,909	6,897
Total interest income	$2,733	$1,930	$4,663	$4,404	$3,294	$7,698
Interest expense:
Interest-bearing demand deposits	$640	$(43)	$597	$472	$(28)	$444
Money market and savings deposits	1,118	104	1,222	1,071	427	1,498
Time deposits	727	202	929	694	285	979
Total deposits	2,485	263	2,748	2,237	684	2,921
Borrowings	263	(123)	140	561	(607)	(46)
Subordinated debentures	(3)	(2)	(5)	(5)	(7)	(12)
Total interest expense	$2,745	$138	$2,883	$2,793	$70	$2,863
Interest differential	$(12)	$1,792	$1,780	$1,611	$3,224	$4,835

(1)Yields and net interest income are reflected on a tax-equivalent basis.
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
For the three months ended September 30, 2022 as compared to the same period in 2021, tax-equivalent interest income increased $4.7 million as favorable rate and volume changes contributed $2.7 million, and $1.9 million, respectively. The favorable change in rates was driven by increased yield on loans held for sale (up 205 basis points) and loans held for investment (up 57 basis points) that favorably impact interest income by $2.4 million, combined. The loans held for investment average balances increased $195.4 million, leading to a favorable volume impact on interest income of $2.5 million, while the decline in loans held for sale average balances of $73.0 million had an unfavorable impact to interest income of $727 thousand as shown in the table above. Within the loans held for investment portfolio, average balances on commercial loans and leases increased $33.6 million, and $54.0 million, respectively, construction loans were up $65.3 million, and residential real estate loans average balances increased $78.2 million, while the average balance of PPP loans decreased $132.4 million as such loans continue to be forgiven by the SBA.

On the funding side, interest expense increased $2.9 million due to the impact from rate hikes issued by the Fed, which were partially offset by volume declines on borrowings. The cost of deposits were up across the board, causing a $2.5 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 114 basis points, 63 basis points and 86 basis points, respectively, while the cost of borrowings increased 210 basis points. Money market/savings accounts and time deposit average balances increased $71.7 million, and $124.4 million, respectively, while interest-bearing demand deposits decreased $49.1 million on average, and borrowings decreased $69.8 million on average.

Overall, the $1.8 million increase in net interest income was derived by volume changes as the impact from increased average earning assets and the $41.1 million in free funding outpaced the increase in average interest bearing liabilities.

Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
For the nine months ended September 30, 2022 as compared to the same period in 2021, tax-equivalent interest income increased $7.7 million as positive rate changes on average earning assets contributed $4.4 million and favorable volume changes helped to increase interest income by $3.3 million. The favorable change in interest income due to rate changes was driven by growth in the loans held for sale (increase of 122 basis points) and the overall loans held for investment portfolio (increase of 29 basis points). This large increase in the yield on loans held for sale was the result of interest rates hovering at historical lows throughout much of 2021, but then as the Fed raised interest rates in 2022, the yield benefited from this action. The $3.3 million positive impact that volume changes had to interest income was largely the result of loan average balance increases, which contributed $5.2 million to interest income, offset by a decline in the volume of loans held or sale which had an unfavorable impact of $2.3 million on interest income. The increase in loans held for investment average balances were led by an increases in commercial loans, small business loans and leases of $30 million, $58.1 million, and $56.5 million, respectively, construction loans of $50.8 million, and residential loans held for investment of $47.3 million, offset somewhat by a $152.3 million decline in PPP loan balances as they continue to be forgiven by the SBA.

On the funding side, interest expense increased $2.9 million. The cost of deposits was up, having a $2.9 million negative effect on interest expense. The cost of interest-bearing demand deposits, money market and savings deposits, and time deposits increased 26 basis points, 21 basis points, and 30 basis points, respectively, while the cost of borrowings increased 170 basis points. Money market and savings accounts, and time deposits increased $93.5 million, and $61.8 million on average respectively, while interest bearing demand deposits and borrowings were down $9.2 million and $115.1 million on average, respectively, leading to a $70 thousand increase in interest expense.

Overall, the $4.8 million increase in net interest income was derived by volume changes as the impact from increased average earning assets and the $42.9 million in free funding outpaced the increase in average interest bearing liabilities.

PROVISION FOR LOAN AND LEASE LOSSES
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
The provision for loan losses decreased $71 thousand due to decreases in specific reserves on non-performing loans as the underlying credit quality improved and certain qualitative factors improved as well, partially offset by providing for continued loan growth and charge-offs on small ticket equipment leases.
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
The provision for loan losses increased $451 thousand to provide for the significant level of loan growth year over year, partially offset by the impact of decreases to specific reserves and qualitative factors noted above.

Asset Quality Summary
Meridian's credit culture is strong and asset quality remains a primary focus of management. The ratio of non-performing assets to total assets declined to 1.20% as of September 30, 2022, from 1.34% as of December 31, 2021. There was no other real estate property included in non-performing assets for either period. Total non-performing loans were $23.1 million and $23.0 million as of September 30, 2022 and December 31, 2021, respectively, however subsequent to September 30, 2022, principal payments of $3.2 million and $307 thousand on a non-performing loan relationship were received.
Meridian realized net charge-offs of 0.10% of total average loans for the year ending September 30, 2022 which is higher than the 0.01% over the same period in 2021. Charge-offs amounted to $431 thousand for the quarter ending September 30, 2022, while recoveries were $74 thousand during this quarter. Nearly all of the charge-offs for the quarter ending September 30, 2022 were from small ticket equipment leases, while recoveries were split between commercial loans and home equity loans. The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure, see reconciliation in the Appendix), was 1.20% as of September 30, 2022 and 1.46% as of December 31, 2021. As of September 30, 2022 there were specific reserves of $2.8 million against a non-performing loans, down from $3.2 million as of December 31, 2021 due to improvement in the underlying credit quality for certain loans, as discussed in the above paragraph.
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

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Home equity lines and loans	$878	$911
Residential mortgage	2,097	2,398
Total real estate loans	2,975	3,309
Commercial and industrial	18,202	18,801
Small business loans	1,401	666
Leases	506	212
Total nonaccrual loans	23,084	22,988
Total non-performing assets	$23,084	$22,988

Troubled debt restructurings:
TDRs included in non-performing loans and leases	$193	$361
TDRs in compliance with modified terms	3,637	3,446
Total TDRs	$3,830	$3,807

Asset quality ratios:
Non-performing assets to total assets	1.20%	1.34%
Non-performing loans to:
Total loans and leases	1.40%	1.57%
Total loans held-for-investment	1.43%	1.66%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.45%	1.80%
Allowance for loan losses to:
Total loans and leases	1.15%	1.28%
Total loans held-for-investment	1.18%	1.35%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.20%	1.46%
Non-performing loans	82.20%	81.60%

Total loans and leases	$1,644,149	$1,467,339
Total loans and leases held-for-investment	$1,610,349	$1,386,457
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,587,037	$1,280,654
Allowance for loan and lease losses	$18,974	$18,758

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

NON-INTEREST INCOME
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
The following table presents the components of non-interest income for the periods indicated:

	Quarter Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Mortgage banking income	$7,329	$18,726	$(11,397)	(60.9)%
Wealth management income	1,114	1,232	(118)	(9.6)%
SBA loan income	989	2,688	(1,699)	(63.2)%
Earnings on investment in life insurance	138	93	45	48.4%
Net change in the fair value of derivative instruments	127	(339)	466	(137.5)%
Net change in the fair value of loans held-for-sale	(237)	(532)	295	(55.5)%
Net change in the fair value of loans held-for-investment	(886)	37	(923)	(2494.6)%
Net gain on hedging activity	399	(1,189)	1,588	(133.6)%
Net gain on sale of investment securities available-for-sale	—	314	(314)	(100.0)%
Service charges	32	35	(3)	(8.6)%
Other	1,219	1,057	162	15.3%
Total non-interest income	$10,224	$22,122	$(11,898)	(53.8)%
Total non-interest income decreased $11.9 million due primarily to lower income from our mortgage segment, which was impacted by lower levels of mortgage loan originations in a rising rate environment and a lack of housing inventory. Partially offsetting the impact of the decline in mortgage banking income were net changes in the fair value of derivative instruments and loans held-for-sale, along with an improvement in net gains on hedging activity which increased $2.3 million, combined.
SBA loan income decreased $1.7 million as a higher volume of SBA loans were sold into the secondary market in the prior year comparable quarter: $20.8 million of loans were sold in the quarter-ending September 30, 2022 compared to $25.0 million in loans sold in the quarter-ending September 30, 2021. Contributing to lower SBA loan income, margins on the SBA loan sales decreased from the prior year due to the upward movement in interest rates, which drove SBA loan prices down.
The net change in the fair value of loans held-for-investment decreased to a loss of $886 thousand for the quarter ended September 30, 2022, compared to a gain of $37 thousand for the comparable prior year quarter, due to the negative impact the rising interest rate environment had on the fair value of the loans in portfolio that are held at fair value. Other non-interest income was up $162 thousand due to increases in title fee income, FHLB stock dividend income and broker fee income.
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
The following table presents the components of non-interest income for the periods indicated:

	Year Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Mortgage banking income	$21,367	$62,293	$(40,926)	(65.7)%
Wealth management income	3,672	3,531	141	4.0%
SBA loan income	3,946	5,423	(1,477)	(27.2)%
Earnings on investment in life insurance	413	224	189	84.4%
Net change in the fair value of derivative instruments	(713)	(3,431)	2,718	(79.2)%
Net change in the fair value of loans held-for-sale	(1,094)	(3,164)	2,070	(65.4)%
Net change in the fair value of loans held-for-investment	(2,499)	(24)	(2,475)	10312.5%
Net gain on hedging activity	4,941	2,397	2,544	106.1%
Net gain on sale of investment securities available-for-sale	—	362	(362)	(100.0)%
Service charges	90	99	(9)	(9.1)%
Other	3,605	3,192	413	12.9%
Total non-interest income	$33,728	$70,902	$(37,174)	(52.4)%
Total non-interest income decreased due primarily to lower income from our mortgage segment, which was impacted by lower levels of mortgage loan originations in a rising rate environment and a lack of housing inventory.

NON-INTEREST EXPENSE
Three Months Ended September 30, 2022 Compared to the Same Period in 2021
The following table presents the components of non-interest income for the periods indicated:

	Quarter Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Salaries and employee benefits	$13,360	$19,472	$(6,112)	(31.4)%
Occupancy and equipment	1,191	1,133	58	5.1%
Professional fees	899	873	26	3.0%
Advertising and promotion	1,165	1,089	76	7.0%
Data processing	574	530	44	8.3%
Information technology	868	476	392	82.4%
Pennsylvania bank shares tax	202	152	50	32.9%
Other	2,002	1,756	246	14.0%
Total non-interest expense	$20,261	$25,481	$(5,220)	(20.5)%
Total non-interest expense decreased largely attributable to a decrease in salaries and employee benefits expense in the mortgage segment, which had reduced fixed and variable based compensation.
Information technology expense increased $392 thousand due to cybersecurity improvements, cloud-based costs and other software upgrades, all as a result of growth. Other non-interest expense increased $246 thousand due to the increased level of client engagement and business development our employees were able to do in the current period versus the prior year due to COVID-19 pandemic restrictions.
Nine Months Ended September 30, 2022 Compared to the Same Period in 2021
The following table presents the components of non-interest income for the periods indicated:

	Year Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Salaries and employee benefits	$41,585	$61,824	$(20,239)	(32.7)%
Occupancy and equipment	3,619	3,460	159	4.6%
Professional fees	2,659	2,629	30	1.1%
Advertising and promotion	3,340	2,795	545	19.5%
Data processing	1,633	1,666	(33)	(2.0)%
Information technology	2,306	1,365	941	68.9%
Pennsylvania bank shares tax	612	478	134	28.0%
Other	5,646	5,773	(127)	(2.2)%
Total non-interest expense	$61,400	$79,990	$(18,590)	(23.2)%
Total non-interest expense decreased largely attributable to a decrease in salaries and employee benefits expense at the mortgage segment, which recognized decreased and variable compensation. Partially offsetting this decrease was an increase in salaries & benefits expense for the bank and wealth segments due to an increase in FTEs and a higher level of stock-based compensation expense year-over-year.
Advertising and promotion expense increased $545 thousand as the result of a renewed and focused priority placed on business development and community outreach efforts. Information technology expense increased $941 thousand due to cybersecurity improvements, cloud-based costs and other software upgrades, all as a result of growth.

INCOME TAX EXPENSE
Income tax expense for the three months ended September 30, 2022 was $1.7 million, as compared to $2.9 million for the same period in 2021. The decrease in income tax expense was attributable to the decrease in earnings, period over period. Our effective tax rate was 22.3% for the three months ended September 30, 2022 and 23.3% for the three months ended September 30, 2021.

Income tax expense for the nine months ended September 30, 2022 was $4.9 million, as compared to $8.5 million for the same period in 2021. The decrease in income tax expense was attributable to the decrease in earnings, period over period. Our effective tax rate was 22.2% for the nine months ended September 30, 2022 and 23.5% for the nine months ended June 30, 2021.

BALANCE SHEET ANALYSIS
As of September 30, 2022, total assets were $1.92 billion which increased $208.5 million, or 12.2%, from December 31, 2021. This growth in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(Dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Mortgage loans held for sale	$33,800	$80,882	$(47,082)	(58.2)%
Real estate loans:
Commercial mortgage	545,736	516,928	28,808	5.6%
Home equity lines and loans	57,648	52,299	5,349	10.2%
Residential mortgage (1)	153,513	68,175	85,338	125.2%
Construction	244,435	160,905	83,530	51.9%
Total real estate loans	1,001,332	798,307	203,025	25.4%

Commercial and industrial	329,451	293,771	35,680	12.1%
Small business loans	133,904	114,158	19,746	17.3%
Paycheck Protection Program loans	8,837	90,194	(81,357)	(90.2)%
Main Street Lending Program Loans	597	597	—	—%
Consumer	497	419	78	18.6%
Leases, net	129,574	88,242	41,332	46.8%
Total portfolio loans and leases	$1,604,192	$1,385,688	$218,504	15.8%
Total loans and leases	$1,637,992	$1,466,570	$171,422	11.7%
Portfolio loans increased grew $218.5 million, or 15.8%, to $1.6 billion as of September 30, 2022, from $1.4 billion as of December 31, 2021. Overall portfolio loan growth, excluding PPP loans, was 23.1% since December 31, 2021, or 30.9% on an annualized basis for 2022. Commercial loans increased $35.7 million, or 12.1%, commercial real estate loans increased $28.8 million, or 5.6%, construction loans increased $83.5 million, or 51.9%, residential real estate loans held in portfolio increased $85.3 million, or 125.2%, and lease financings increased $41.3 million, or 46.8% from December 31, 2021. Partially offsetting the growth in portfolio loans was a decrease of $81.4 million, or 90.2%, in PPP loan balances as such loans continue to be paid off by the SBA.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Noninterest-bearing deposits	$290,169	$274,528	$15,641	5.7%
Interest-bearing deposits:
Interest-bearing demand deposits	236,562	268,248	(31,686)	(11.8)%
Money market and savings deposits	709,127	697,628	11,499	1.6%
Time deposits	437,695	206,009	231,686	112.5%
Total interest-bearing deposits	1,383,384	1,171,885	211,499	18.0%
Total deposits	$1,673,553	$1,446,413	$227,140	15.7%
Total deposits increased $227.1 million, or 15.7%, since December 31, 2021. While noninterest-bearing deposits increased $15.6 million over this period, the largest increase was in time deposits, $211.5 million, or 18.0%, largely from retail and wholesale time deposits due to more favorable interest rates.

Capital
Consolidated stockholders’ equity of the Corporation was $151.2 million, or 7.9% of total assets as of September 30, 2022, as compared to $165.4 million, or 9.7% of total assets as of December 31, 2021.
Period end numbers show a tangible common equity to tangible assets ratio (a non-GAAP measure) of 7.7% for the Corporation and 9.6% for the Bank. Tangible book value per share (a non-GAAP measure) was $25.16 as of September 30, 2022, compared with 26.37 as of December 31, 2021. A reconciliation of these non-GAAP measures is below.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Corporation		Bank		Well-capitalized minimum
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Tier 1 leverage ratio	8.54%	9.39%	10.52%	11.51%	5.00%
Common tier 1 risk-based capital ratio	9.28%	10.83%	11.44%	13.27%	6.50%
Tier 1 risk-based capital ratio	9.28%	10.83%	11.44%	13.27%	8.00%
Total risk-based capital ratio	12.80%	14.81%	12.70%	14.63%	10.00%
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 10.52% and 11.51% at September 30, 2022 and December 31, 2021, respectively. The Corporation is exempt from CBLR. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic.

Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of shared national credits (“SNCs”), which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $264.7 million at September 30, 2022, compared to $263.6 million at December 31, 2021, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.
In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $9.2 million at September 30, 2022. At September 30, 2022, Meridian had no borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2022, Meridian’s maximum borrowing capacity with the FHLB was $529.2 million. At September 30, 2022, Meridian had borrowed $23.4 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $74.8 million against its available credit lines. At September 30, 2022, Meridian also had available $39 million of unsecured federal funds lines of credit with other financial institutions as well as $214.7 million of available short or long term funding through the Certificate of Deposit Account Registry Service (“CDARS”) program and $333.1 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of September 30, 2022, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $7.5 million and $22.5 million for the three and nine months ended September 30, 2022 as compared to income before tax of $8.3 million and $23.5 million for the same periods in 2021. The Banking Segment provided 100.6% and 101.4% of the Corporation’s pre-tax profit for the three and nine month periods ended September 30, 2022, as compared to 69.0% and 65.9% for the same period in 2021.
The Wealth Management Segment recorded income before tax of $552 thousand and $1.8 million for the three and nine months ended September 30, 2022 as compared to income before tax of $432 thousand and $796 thousand for the same periods in 2021. The increase in income in this segment came from an increase in customer based as the number of accounts grew 2.5% and 4.5%, for the three and nine months ended September 30, 2022, respectively.
The Mortgage Banking Segment recorded a loss before tax of $603 thousand and a loss before tax of $2.2 million for the three and nine months ended September 30, 2022 as compared to income before tax of $3.6 million and $12.1 million for the same periods in 2021. Mortgage Banking income and expenses related to loan originations and sales decreased due to lower origination volume.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2022 were $505.9 million as compared to $486.6 million at December 31, 2021.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2022 amounted to $21.5 million as compared to $26.0 million at December 31, 2021.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased one loan totaling $126 thousand for the three months ended September 30, 2022 and seven loans totaling $1.6 million for the nine months ended September 30, 2022, and repurchased one loan in the amount of $115 thousand for the three months ended September 30, 2021 and four loans totaling $561 thousand for the nine months ended September 30, 2021.

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
The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands)	September 30, 2022	December 31, 2021
Total stockholders' equity (GAAP)	$151,161	$165,360
Less: Goodwill and intangible assets	4,125	4,278
Tangible common equity (non-GAAP)	147,036	161,082

Total assets (GAAP)	1,921,924	1,713,443
Less: Goodwill and intangible assets	4,125	4,278
Tangible assets (non-GAAP)	$1,917,799	$1,709,165

Stockholders' equity to total assets (GAAP)	7.87%	9.65%
Tangible common equity to tangible assets (non-GAAP)	7.67%	9.42%

Shares outstanding	5,844	6,108

Book value per share (GAAP)	$25.86	$27.07
Tangible book value per share (non-GAAP)	$25.16	$26.37

The following is a reconciliation of the allowance for loan losses to total loans held for investment ratio at September 30, 2022. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation.

	September 30, 2022	December 31, 2021
Allowance for loan and lease losses	$18,974	$18,758

Loans, net of fees and costs (GAAP)	1,610,349	1,386,457
Less: PPP loans	(8,610)	(88,245)
Less: Loans fair valued	(14,702)	(17,558)
Loans, net of fees and costs, excluding PPP and fair valued loans (non-GAAP)	$1,587,037	$1,280,654

Allowance for loan and leases losses to loans, net of fees and costs (GAAP)	1.18%	1.35%
Allowance for loan and leases losses to loans, net of fees and costs, excluding PPP and fair valued loans (non-GAAP)	1.20%	1.46%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Simulations of Net Interest Income
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
Potential increase (decrease) to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of the dates indicated, are presented in the following table which assuming rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp) followed by rates held constant thereafter.

	Nine Months Ended September 30,
Changes in Market Interest Rates	2022	2021
+300 basis points over next 12 months	0.13%	1.75%
+200 basis points over next 12 months	0.29%	1.01%
+100 basis points over next 12 months	0.15%	0.43%
No Change
-100 basis points over next 12 months	(1.40)%	(0.68)%
-200 basis points over next 12 months	(3.19)%	(3.03)%
The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2022. In its current position, the table indicates that a 100 basis point increase in interest rates would have a positive impact from rising rates on net interest income over the next 12 months as well as in a 200 and 300 basis point increase. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

Simulation of economic value of equity
To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately.

Changes in Market Interest Rates	September 30, 2022	September 30, 2021
+300 basis points	5%	62%
+200 basis points	6%	47%
+100 basis points	4%	28%
No Change
-100 basis points	(9)%	(41)%
-200 basis points	(25)%	(103)%
This economic value of equity profile at September 30, 2022 suggests that we would experience a positive effect from an increase in rates, and that the impact would remain stable as rates continue to rise. Conversely, we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.
There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents the shares repurchased by the Corporation during the quarter ended September 30, 2022:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Programs (1)($000's)
	(Dollars in thousands, except shares and per share amounts)
July 1 to July 31, 2022	16,370	$28.74	16,370
August 1 to August 31, 2022	159,010	$30.53	159,010
September 1 to September 30, 2022	22,469	$29.90	22,469
Total	197,849	$29.76		$5,610
(1) On August 30, 2021, the Corporation announced a stock repurchase plan pursuant to which the Corporation may repurchase up to $20 million of the company’s outstanding common stock, par value $1.00 per share. Stock is purchased under the plan from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements.
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

Date:	November 9, 2022	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)