Form 10-K
period 2022-12-31
Meridian Corp
filed 2023-03-16
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $156,634,880 as of June 30, 2022 based upon the last sales price in which our common stock was quoted on the NASDAQ Stock Market on June 30, 2022.
As of March 10, 2023 there were 11,388,104 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MERIDIAN CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACH	Automated clearing house
AFS	Available-for-sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
COVID-19	Coronavirus Disease 2019
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period
LIBOR	London Inter-bank Offering Rate
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board

PDBS	Pennsylvania Department of Banking and Securities
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

PART I
Cautionary Statement Regarding Forward-Looking Statements
Meridian Corporation (the “Corporation” or “Meridian”) may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “will”, “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project”, or similar expressions generally indicate a forward-looking statement. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
•Local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact.
•Volatility and disruption in national and international financial markets.
•Government intervention in the U.S. financial system.
•Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
•The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
•Inflation, interest rate, securities market and monetary fluctuations.
•The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply.
•Impairment of our goodwill or other intangible assets.
•Acts of God or of war or terrorism.
•Changes in consumer spending, borrowings and savings habits.
•Changes in the financial performance and/or condition of our borrowers.
•Technological changes.
•The cost and effects of cyber incidents or other failures, interruption or security breaches of our systems or those of third-party providers.
•Acquisitions and integration of acquired businesses.
•Our ability to increase market share and control expenses.
•Our ability to attract and retain qualified employees.
•Changes in the competitive environment in our markets and among banking organizations and other financial service providers.
•The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the PCAOB, the FASB and other accounting standard setters.
•Changes in the reliability of our vendors, internal control systems or information systems.
•Changes in our liquidity position.
•Changes in our organization, compensation and benefit plans.
•Lingering impacts of the COVID-19 pandemic and any other pandemic, epidemic or health-related crisis.
•The costs and effects of legal and regulatory developments, the resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews and the ability to obtain required regulatory approvals.
•Greater than expected costs or difficulties related to the integration of new products and lines of business.
•Our success at managing the risks involved in the foregoing items.
Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events.
All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review the Corporation’s filings with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2022 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. the Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by the Corporation or by or on behalf of Meridian Bank, except as may be required under applicable laws.

Item 1. Business
General
The Corporation is a bank holding company engaged in banking activities through its wholly-owned subsidiary, Meridian Bank (the “Bank”), a full-service, state-chartered commercial bank with offices in the Delaware Valley tri-state market, which includes Pennsylvania, New Jersey and Delaware, as well as in the Central Maryland market, and Florida. We have a financial services business model with non-interest revenue streams from mortgage lending, SBA lending and wealth management services. We provide services to small and middle market businesses, professionals and retail customers throughout our market area. We have a modern, progressive, consultative approach to creating innovative solutions for our customers. We are technology driven, with a culture that incorporates significant use of customer preferred alternative delivery channels, such as mobile banking, remote deposit capture and bank-to-bank ACH. Our ‘Meridian everywhere’ philosophy of community presence, along with our strategic business footprint, allows us to provide the high degree of service, convenience and products our customers need to achieve their financial objectives. We provide this service through three principal business line distribution channels, described further below.
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
Commercial Banking
The first line of business is our traditional banking operations, serving both commercial and consumer customers. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses. We provide deposit and treasury management services, commercial and industrial lending and leasing, commercial real estate lending, small business lending, consumer and home equity lending, private banking, merchant services, and title and land settlement services. Our commercial and industrial lending department supports our small business and middle market borrowers with a comprehensive selection of loan products including financing solutions for wholesalers, manufacturers, distributors, service providers, importers and exporters, among others. Our portfolio includes business lines of credit, term loans, SBA lending, lease financing, other financings, and SNCs. We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.
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
Mortgage Banking
The second line of business is mortgage banking. Our mortgage consultants guide our clients through the complex process of obtaining a loan to meet consumer needs. Originations consist of consumer for-sale mortgage loans, loans to be held within our portfolio, and wholesale mortgage loans. Clients include homeowners and smaller scale investors. The mortgage division operates and originates mortgage loans in the Delaware Valley tri-state market, and Maryland markets, most typically for 1-4 family dwellings, with the intention of selling substantially all of these loans in the secondary market to qualified investors, while often retaining the servicing rights on these loans. Mortgages are originated through sales and marketing initiatives, as well as realtor, builder, bank, advertising and customer referral resources. The mortgage division performs origination, processing, underwriting, closing and post-closing functions both from our Blue Bell mortgage headquarters with 6 other production/processing offices in the Delaware Valley tri-state market, and from Maryland through our expanded footprint of 6 other production/processing offices in the state.
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
Market Area
Meridian is headquartered in Malvern, PA, and has an operations center in Exton, PA, and six full-service branches in Philadelphia and surrounding counties. Its main branch, in Paoli, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. Our sixth branch is in Philadelphia. These branches provide “Relationship Hubs” for our regional lending groups and allow Meridian to serve markets at or near the county seat of counties in and surrounding Philadelphia.
In addition to our deposit taking branches, there are currently 17 other locations, including Corporate headquarters, that serve as loan production offices. These offices extend from the Philadelphia market area to Central Maryland, and Florida.
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

(dollars in thousands / population actual)	United States	Pennsylvania	Maryland
Population (1)	308,449,281	13,002,700	6,177,224
Median household income (1)	$63	$62	$85
Unemployment rate (2)	3.30%	5.50%	3.20%

	Philadelphia Metropolitan Area Counties
	Bucks County	Montgomery County	Delaware County	Chester County	Philadelphia County	Total
Population (1)	646,538	856,553	576,830	534,413	1,603,797	4,218,131
Median household income (1)	$89	$92	$74	$100	$46	$80
Unemployment rate (2)	2.90%	2.60%	3.30%	2.40%	4.50%

	Baltimore Metropolitan Area Counties
	Howard County	Montgomery County	Anne Arundel County	Prince George's County	Baltimore County	Total
Population (1)	332,317	1,062,061	588,261	967,201	854,535	3,804,375
Median household income (1)	$121	$109	$101	$85	$77	$99
Unemployment rate (2)	2.50%	2.80%	2.60%	3.70%	3.20%
(1) Source: U.S. Census Data – 2020
(2) Source: U.S. Bureau of Labor Statistics – December 2021
Competition
Overall, the banking business in our market area is highly competitive. The Bank faces substantial competition both in attracting deposits and in originating loans. The Bank competes with local, regional and national commercial banks, savings banks, and savings and loan associations. Other competitors include non-bank fintech and finance companies, money market mutual funds, mortgage bankers, insurance companies, securities brokerage firms, regulated small loan companies, credit unions, and issuers of commercial paper and other securities.
The Bank seeks to compete for business principally on the basis of high quality, personal service to customers, customer access to our decision-makers, and customer preferred electronic delivery channels while providing an attractive banking platform and competitive interest rates and services.
Human Capital Resources
At December 31, 2022, we employed 366 individuals, nearly all of whom are full-time and of which 48% are women. Women make up 32% of all officers throughout the Meridian organization. None of these employees are covered by collective bargaining agreements, and Meridian believes it enjoys good relations with its personnel. The Bank was named to American Bankers 2022 Top 200 Community Banks and in December of 2020, the Bank was named by the ICBA as one of their ‘Best Community Banks to Work For’. As an integrated full-service financial institution, approximately 52% of our employees are employed through our banking segment, 45% through our mortgage segment, and 3% for our wealth segment.
The safety of our employees has always been our top priority over the last few years due to the COVID-19 pandemic and this priority continues today. A portion of our workforce continues to work remotely and we still provide appointment-only lobby hours when requested.

Meridian is committed to giving back to our communities. In 2022, we donated $520 thousand to over 100 organizations throughout the various communities that we serve in Pennsylvania, New Jersey, Delaware, Maryland, and Florida. Meridian also sponsors individual / group service days and provides time off to employees to participate in charitable activities in the communities we serve.
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
During 2022, we hired 81 professionals, 30% of which were women, and 21% of which were ethnically diverse. For 2022, our turnover rate was approximately 3.0%, which makes our overall retention rate very high compared to peers. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and our continued evolution and growth contribute to our success in attracting and retaining strong talent.
Our benefits are designed to attract and retain employees by providing employees and their families with health and wellness programs (medical, dental, vision), retirement wealth accumulation, paid time off, income replacement (paid sick and disability leaves and life insurance) and family oriented benefits (parental leaves and child care assistance).
We aim to continually build on the expertise of our workforce. At entry levels, we have implemented trainee and internship programs. During 2022 Meridian invested throughout the organization in terms of in-house and external training programs to help our employees develop leadership skills, stay current on professional development topic in their area of focus, as well as to keep up to date on cybersecurity, and risk & compliance matters that impact the organization overall.
Our Current Capital Stock Structure
As of December 31, 2022, Meridian had 13,156,308 shares of common stock, $1 par value, issued and 11,465,572 shares outstanding. There is 1,690,736 shares held in treasury. All share and per share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023.
Update on Emerging Growth Company Status
We qualified as an “emerging growth company” as defined by the JOBS Act, until December 31, 2022, the end of the fiscal year following the fifth anniversary of the completion of our initial public offering. An emerging growth company is able to take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. While we are no longer considered an emerging growth company, we still qualify as a “smaller reporting company” under Item 10(f)(1) of Regulation S-K, and as such are still able to present only two years of audited financial statements, as well as including less extensive narrative disclosures around executive compensation arrangements.
Information about Meridian
Our executive offices are located at 9 Old Lincoln Highway, Malvern, PA 19355 and our telephone number is (484) 568-5000. Our Internet website is www.meridianbanker.com and our investor relations page can be found at investor.meridianbanker.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto have been filed, along with this Annual Report on Form 10-K, with the SEC. The Corporation’s filings with the SEC can also be accessed at the SEC’s internet website: http://www.sec.gov.
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
The Bank is an FDIC-insured commercial bank chartered under the laws of Pennsylvania with regulatory oversight from the FDIC and the PDBS. The holding company, Meridian Corporation, is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB, and is subject to the disclosure and regulatory requirements of the Exchange Act. In order to adhere to regulatory expectations on an ongoing basis and to successfully prepare for the normal examination processes, Meridian maintains numerous internal controls including policies and programs appropriate to maintain the Bank’s safety and soundness, under such key areas as lending, compliance, BSA-AML, information security, human resources, deposit and cash management products, enterprise risk, merchant services, finance, title services, branch security and wealth management. As a public company, the Corporation also files reports with the SEC and is subject to its regulatory authority, as well as the disclosure and regulatory requirements of the Securities Act, as amended, and the Exchange Act, as amended, with respect to the Corporation’s securities, financial reporting and certain governance matters. Because the Corporation’s securities are listed on the NASDAQ Stock Market, we are subject to NASDAQ's rules for listed companies, including rules relating to corporate governance.
Permissible Activities for Bank Holding Companies
The Corporation is a registered bank holding company under the BHC Act. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto, which include certain activities relating to extending credit or acting as an investment or financial advisor.
The FRB has the power to order any bank holding company or any of its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.
Permissible Activities for Banks
As a Pennsylvania-chartered commercial bank, our business is subject to extensive supervision and regulation by state and federal bank regulatory agencies. Our business is generally limited to activities permitted by Pennsylvania law and any applicable federal laws. Under the Pennsylvania Banking Code of 1965 (the “Pennsylvania Banking Code”), the Bank may generally engage in all usual banking activities, including, among other things, accepting deposits; lending money on personal and real estate security; issuing letters of credit; buying, selling, discounting, factoring, and negotiating promissory notes and other forms of indebtedness; buying and selling foreign currency and, subject to certain limitations, certain investment securities; engaging in certain insurance activities and management services providing cash.
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
Pennsylvania law also imposes restrictions on the Bank’s activities intended to ensure the safety and soundness of the Bank. For example, Meridian Bank is restricted under the Pennsylvania Banking Code from investing in certain types of investment securities and is generally limited in the amount of money it can lend to a single borrower or invest in securities issued by a single issuer.
Acquisitions by Bank Holding Companies
Control Acquisitions. The CBCA prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as Meridian Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of Meridian Corporation.
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
Dividends
The Corporation is a legal entity separate and distinct from the Bank and the Bank’s wholly-owned subsidiaries. As a Pennsylvania banking institution, the Bank is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations.
Federal banking regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the federal banking regulators have indicated that banks should carefully review their dividend policy and have discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the Capital Rules, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 capital attributable to the capital conservation buffer. See “—Regulatory Capital Requirements”.
Our principal source of cash flow and income is dividends from our subsidiaries, which is also the component of our liquidity. In addition to the restrictions discussed above, the Bank is subject to limitations under Pennsylvania law regarding the level of dividends that it may pay to its shareholder. Under the Pennsylvania Banking Code, the Bank generally may not pay dividends in excess of its net profits.
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
Regulatory Capital Requirements
The Federal Reserve monitors the capital adequacy of the holding company on a consolidated basis, and the FDIC and the PDBS monitor the capital adequacy of the Bank. The banking regulators use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy. The risk-based capital guidelines applicable to us are based on capital framework, known as Basel III, as implemented by the federal banking regulators. The risk-based guidelines are intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.
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

These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. In addition, the Capital Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. We do not expect the countercyclical capital buffer to be applicable to us. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. In addition, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, non-advanced approaches banking organizations, including the Bank, were able to make a one-time permanent election to continue to exclude these items. The Bank made this election.
The Capital Rules prescribe a new standardized approach for risk weightings that expanded the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0%, for U.S. government and agency securities, to 600%, for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%.The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. During the first quarter of 2020, the Bank adopted the community bank leverage ratio framework as its primary regulatory capital ratio.
With respect to the Bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “—Prompt Corrective Action Framework” below.
Prompt Corrective Action Framework
The FDIA, requires among other things, that the federal banking agencies take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers for purposes of implementing the PCA regulations: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”
Liquidity Regulations
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
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
As an institution with less than $10 billion in assets, the Bank’s assessment rates are based on the level of risk it poses to the FDIC’s DIF. The initial base rate for deposit insurance is between three and 30 basis points. Total base assessment after possible adjustments now ranges between 1.5 and 40 basis points. For established smaller institutions, like the Bank, supervisory ratings are used along with (i) an initial base assessment rate, (ii) an unsecured debt adjustment (which can be positive or negative), and (iii) a brokered deposit adjustment, to calculate a total base assessment rate.
Under the Dodd-Frank Act, the limit on FDIC deposit insurance was increased to $250 thousand. The coverage limit is per depositor, per insured depository institution for each account ownership category. The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits.
In October, 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including Meridian Bank, would generally increase.

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
Other assessments
In addition, the Deposit Insurance Funds Act of 1996 authorized the FICO to impose assessments on certain deposits in order to service the interest on the FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base.
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
Consumer Financial Protection
The Bank is subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the ECOA, the Fair Credit Reporting Act, the TILA, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, Fair Credit Reporting Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, Telephone Consumer Protection Act, CAN-SPAM Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, restrict our ability to raise interest rates on extensions of credit and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
The CFPB has broad rule making, supervisory and enforcement powers under various federal consumer financial protection laws with respect to certain consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations. The CFPB has the authority to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of the Bank and enforcement with respect to various federal consumer protection laws so long as the Bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as the Bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
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
The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined in the Dodd-Frank Act as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect herself or himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but it could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
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

Leveraged Lending Guidance
The federal banking regulators jointly issued guidance on leveraged lending that describes regulatory expectations for the sound risk management of leveraged lending activities, including the importance for institutions to maintain, among other things, (i) a credit limit and concentration framework consistent with the institution’s risk appetite, (ii) underwriting standards that define acceptable leverage levels, (iii) strong pipeline management policies and procedures and (iv) guidelines for conducting periodic portfolio and pipeline stress tests.
Community Reinvestment Act of 1977
Under the CRA, the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of the Bank, the FDIC is required to assess our compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay in certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In May 2022, the Federal Reserve, the FDIC and the OCC issued a joint proposal that would, among other things (i) expand access to credit, investment and basic banking services in low - and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. The Bank will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to the Bank’s financial condition, results of operations, and/or liquidity, which cannot be predicted at this time. Our bank received a rating of “Satisfactory” in its most recently completed CRA examination in 2020 that was as of February 11, 2020.
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
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences and could result in civil money penalties imposed on the institution by OFAC. Failure to comply with these sanctions could also cause applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Incentive Compensation
Our primary regulator, as part of the regular, risk-focused examination process, will review the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
For regulated entities having at least $1 billion in total assets the rules establish general qualitative requirements applicable to all covered entities, which include: (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping.
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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including Nasdaq, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires Meridian to adopt a clawback policy within 60 days after such listing standard becomes effective.

Cybersecurity
The GLB Act requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of client records and information. The Cybersecurity Information Sharing Act is intended to improve cybersecurity in the U.S. by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions. The Cybersecurity Information Sharing Act also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows companies to carry out defensive measures on their own systems from cyber-attacks. The law includes liability protections for companies that share cyber threat information with third parties so long as such sharing activity is conducted in accordance with Cybersecurity Information Sharing Act.
In October 2016, the federal bank regulatory agencies issued an Advanced Notice of Proposed Rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers. The proposed rules would expand existing cybersecurity regulations and guidance to focus on cyber risk management and governance, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more. The federal banking agencies have not yet taken further action on these proposed standards.
Separately, in November 2021, the United States federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company and a state member bank are required to notify the FRB within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its client base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. In March 2022, the SEC proposed rules that would require disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high due to the rapidly evolving nature and sophistication of these threats.
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

As of December 31, 2022, we are no longer an “emerging growth company” and, as a result, are required to comply with increased disclosure and governance requirements.

As more than five fiscal years have passed since the November 17, 2017, listing of common stock listing on the NASDAQ, we ceased to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2022. As such, we are subject to certain requirements that apply to other public companies but did not previously apply to us. These requirements include:
•The provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;
•The requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act; and
•The “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer.

Therefore, this Annual Report is subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Compliance with Section 404 is expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. The loss of “emerging growth company” status and compliance with the additional requirements substantially increases our legal and financial compliance costs and make some activities more time consuming and costly.

Risks Related to Our Business / Operations
Recent and future bank failures may adversely affect the national, regional, and local business environment, results of operation, and capital.
Recent and future bank failures may have a profound impact on the national, regional, and local business environment in which Meridian operates. These impacts can range from business disruptions to adversely affecting their customers and customers withdrawing their deposits from the Bank. Management currently does expect that one result of the events in connection with the closure of Silicon Valley Bank in California and Signature Bank in New York by regulators is that FDIC assessments will more likely than not increase as a cost of doing business to the Bank. These possible impacts may adversely affect the Bank’s future operating results, including net income, and negatively impact capital. While the Bank currently does not expect the Government takeovers of Silicon Valley Bank and Signature Bank to have such a negative effect, the Bank continues to monitor the ongoing events concerning these two banks and any future banks failures if and when they may occur.
Our business and operations may be materially adversely affected by national and local market economic conditions.
Our business and operations, which primarily consist of banking and wealth management activities, including lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States generally, and in our local markets in particular. If economic conditions in the United States or any of our local markets weaken, our growth and profitability from our operations could be constrained. The current economic environment is characterized by interest rates near historically high levels, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.
The economic conditions in our local markets may be different from the economic conditions in the United States as a whole. Our success depends to a certain extent on the general economic conditions of the geographic markets that we serve in Pennsylvania, New Jersey, Delaware, Maryland, and Florida. Local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the northeastern United States in general or any one or more of these local markets could negatively impact the financial results of our banking operations and have a negative effect on our profitability.
The value of the financial instruments we own may decline in the future.
As of December 31, 2022, we owned $172.8 million of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities, corporate bonds, and municipal securities. We evaluate our investment securities on at least a quarterly basis, and more frequently when economic and market conditions warrant such an evaluation, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could adversely affect our business, results of operations or financial condition.
For those financial instruments measured at fair value, we are required to recognize the changes in the fair value of such instruments in earnings or AOCI each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings or AOCI. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, we are subject to mark-to-market risk and the application of fair value accounting may cause our earnings and AOCI to be more volatile than would be suggested by our underlying performance.
Our small business customers may lack the resources to weather a downturn in the economy.
One of our primary focuses is to serve the banking and financial services needs of small and medium sized businesses. These businesses generally have fewer financial resources than larger entities and less access to capital sources and loan facilities. If economic conditions are generally unfavorable in our market areas, our small business borrowers may be disproportionately affected and their ability to repay outstanding loans may be negatively affected, resulting in an adverse effect on our results of operations and financial condition.
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
Our acquisition activities could involve a number of additional risks, including the risks of:
•Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions;
•Using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets;
•The time and expense required to integrate the operations and personnel of the combined businesses;
•Creating an adverse short-term effect on our results of operations;
•Failing to realize related revenue synergies and/or cost savings within expected time frames; and
•Losing key employees and customers or a reduction in our stock price as a result of an acquisition that is poorly.
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
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Deposit balances can decrease for a variety of reasons, including when customers perceive alternative investments, such as the stock market, as providing a better risk/return trade-off. If customers move money out of bank deposits and into other investments, we could lose a stable source of funds. This loss would require us to seek other funding alternatives, in order to continue to grow, thereby potentially increasing our funding costs and reducing our net interest income and net income.
Other primary sources of funds consist of cash from operations and investment maturities, redemptions and sales. To a lesser extent, proceeds from the issuance and sale of securities to investors has become a source of funds. Additional liquidity is provided by wholesale funding such as brokered deposits and borrowings from the FRB and the FHLB. We also may borrow from correspondent banks or third party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding or access to certain customary sources of funds, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System.
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
As do many banking companies, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2022, we had $1.7 billion in deposits. These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.
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
Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online and cloud-based banking systems or third party services. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyberattacks and periodically test our security, our or our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the occurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability—any of which could have a material adverse effect on our business, financial condition or results of operations.
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
The regulatory bodies that establish accounting standards, including, among others, the FASB and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
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
Risks Related to Interest Rates
We must effectively manage interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In response to the economic conditions resulting from the COVID-19 pandemic, the Federal Reserve's target federal funds rate was reduced nearly to 0% and the yields on Treasury notes declined to historic lows. However, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced in January of 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC since has increased the target range seven times throughout 2022. As of December 31, 2022, the target range for the federal funds rate had been increased to 4.25% to 4.50% and the FOMC signaled that future increases may be appropriate in order to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels. Our interest rate spread, net interest margin and net interest income increased during this period of rising interest rates as our interest earning assets generally reprice more quickly than our interest earning liabilities.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, including the potential use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

Like all financial institutions, the Corporation's consolidated statement of financial condition is affected by fluctuations in interest rates. See the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Management’s Discussion and Analysis of Financial Condition, for the Corporation’s position on interest earning assets and interest bearing liabilities.
The impact of interest rates on our mortgage banking business can have a significant impact on revenues.
Changes in interest rates can impact the volume of mortgage originations and re-financings, thus impacting our mortgage-related revenues and profitability of our mortgage segment. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs. Although we use models to assess the impact of interest rates on mortgage-related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience.
Changes in interest rates could also reduce the value of our residential mortgage-related securities and MSRs, which could negatively affect our earnings.
The Corporation earns revenue from the fees it receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue the Corporation receives from loan originations. At the same time, revenue from MSRs can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, also with some offsetting revenue effect. Even though the origination of mortgage loans can act as a "natural hedge," the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.
The Corporation typically uses derivatives and other instruments to hedge its mortgage banking interest rate risk. The Corporation generally does not hedge all of its risks and the fact that hedges are used does not mean they will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring. The Corporation could incur significant losses from its hedging activities. There may be periods where the Corporation elects not to use derivatives and other instruments to hedge mortgage banking interest rate risk.

We may be adversely impacted by the transition from LIBOR as a reference rate.
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2022; reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2022, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate by December 31, 2022.
At December 31, 2022, we did not have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. Since alternative rates are calculated differently, payments under contracts with new rates will differ from those referencing LIBOR. Transition from LIBOR did not have a material impact on our business, financial condition and results of operations.
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
In addition, in June 2016, the FASB issued ASU 2016-13 (Topic 326 - Credit Losses), commonly referenced as CECL. This standard replaced the approach under GAAP for establishing allowances for loan and lease losses (the “Allowance”), which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets.
The change to the CECL framework requires us to greatly increase the data we must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the reasonable and supportable forecasted economic conditions and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on our financial condition and results of operations.
The Corporation will adopt this new guidance effective January 1, 2023, retrospectively at the beginning of the period of adoption, through a cumulative-effect adjustment to retained earnings at January 1, 2023. The Corporation has largely completed its assessment of related processes, internal controls, and data sources and has developed, documented, and validated a model utilizing a third-party software provider. We are currently evaluating the effect that the new accounting standard will have on the consolidated financial statements and related disclosures. The Corporation anticipates that the Corporation and the Bank will continue to be well capitalized after the negative impact resulting from the adoption of CECL.
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
Our ability to originate and sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by GSEs and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. We are highly dependent on these purchasers continuing their mortgage purchasing programs. Additionally, because the largest participants in the secondary market are GNMA, FNMA and FHLMC, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations. Since September 2008 FNMA and FHLMC have been operating in a conservatorship setup by the U.S. government as a response to the financial crisis of 2008. The FHFA continues to carry out its responsibilities as conservator.

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
We are subject to environmental liability risk associated with our lending activities and with the properties we own.
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
Many of the loans in our portfolio are secured by real estate. As of December 31, 2022, our real estate loans, excluding mortgages held for sale, include $272.0 million of construction and development loans, $59.4 million of home equity loans, $565.4 million of CRE loans and $221.8 million of residential mortgage loans, with the majority of these real estate loans concentrated in the southeast Pennsylvania, Delaware and southern New Jersey. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, generally. Southeast Pennsylvania, Delaware and southern New Jersey has experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in southeast Pennsylvania, Delaware and southern New Jersey, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally.
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
Our stock price may fluctuate significantly in response to a variety of factors including, among other things:
•actual or anticipated variations in our quarterly results of operations;
•the failure of securities analysts to cover, or continue to cover, us after this offering;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns and other issues in the financial services industry;
•perceptions in the marketplace regarding us, our competitors or other financial institutions;
•future sales of our common stock;
•departure of our management team or other key personnel;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;
•litigation and governmental investigations; and
•geopolitical conditions such as acts or threats of terrorism or military conflicts.
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
Risks Related to COVID-19
The COVID-19 pandemic has disrupted economic conditions, the financial and labor markets and workplace operating environments.
The COVID-19 pandemic created extensive economic and financial disruptions that adversely affected our business, financial condition, liquidity and results of operations. Federal and state governments have taken unprecedented actions to respond to such disruptions, including by enacting fiscal stimulus measures and legislation designed to deliver monetary aid and other relief.

The widespread availability of multiple COVID-19 vaccines and boosters has helped to curtail rates of infection in many parts of the United States and, in turn, mitigate many of the adverse social and economic effects of the pandemic. However, vaccination rates in many geographies have been lower than anticipated and the emergence of novel variants of COVID-19, as well as other viruses that largely were not present in many geographies for an extended period of time due to COVID-19-related activity restrictions, have complicated the efforts of the medical community and federal, state and local governments to manage social and economic disruptions caused by the pandemic.

The effects of the COVID-19 pandemic have varied significantly by region, and the extent of the effects of the pandemic on the U.S. and global economies, labor markets and financial markets are likely to continue to change. Future developments will be highly uncertain and cannot be predicted, including the effectiveness of post-pandemic remote working arrangements, third party providers’ ability to continue to support our operations, and any further actions taken by governmental authorities and other third parties. Accordingly, the pandemic and related dynamics could continue to materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Corporation is headquartered in Malvern, Pennsylvania and has six full-service branches. Its main branch, in Paoli, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. In addition to our deposit taking branches, there are currently 18 other offices, including headquarters for Corporate and Operations, the Wealth Division and the Mortgage Division. Other than our corporate and operations headquarters, all of our offices are leased. The Bank had a net book value of $10.1 million for all locations at December 31, 2022.
Branch locations:
•Paoli Branch – 1176 Lancaster Avenue, Paoli, PA 19301
•West Chester Branch – 16 W. Market Street, West Chester, PA 19382
•Media Branch – 100 E. State Street, Media, PA 19063
•Doylestown Branch – 1719A S. Easton Road, Doylestown, PA 18901
•Blue Bell Branch – 653 Skippack Pike, Ste. 116, Blue Bell, PA 19422
•Philadelphia Branch – 1760 Market Street, Philadelphia, PA 19103
Other offices:
•Corporate Headquarters – 9 Old Lincoln Highway, Malvern, PA 19355
•Mortgage Headquarters – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
•Operations Headquarters – 367 Eagleview Boulevard, Exton, PA 19341
•Meridian Wealth Office – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
•SBA Lending Group Office -1760 Market Street, Philadelphia, PA 19103
•Commercial Loan Office – 24860 S. Tamiami Trail, Suite 3, Bonita Springs, FL 34134
•Mortgage Loan Production Office – 1601 Concord Pike, Suite 45, Wilmington, DE 19803
•Mortgage Loan Production Office – 5301 Limestone Road, Suite 202, Wilmington, DE 19801
•Mortgage Loan Production Office – 22128 Sussex Highway, Seaford, DE 19973
•Mortgage Loan Production Office – 350 Highland Drive, Suite 160, Mountville, PA 17554
•Mortgage Loan Production Office – 2330 New Road, Northfield, NJ 08225
•Mortgage Loan Production Office – 1221 College Park Drive, Suite 118, Dover, DE 19904
•Mortgage Loan Production Office – 8894 Stanford Boulevard, #203, Columbia, MD 21045
•Mortgage Loan Production Office – 2448 Holly Avenue, Ste. 100, Annapolis, MD 21401
•Mortgage Loan Production Office – 110 West Road, Towson, MD 21204
•Mortgage Loan Production Office – 9515 Deereco Road, Timonium, MD 21093
•Mortgage Loan Production Office – 4940 Campbell Blvd., Baltimore, MD 21236
•Mortgage Loan Production Office – 15722 Crabbs Branch Way, Ste. 2D, Rockville, MD 20855

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock trade on the NASDAQ Global Select Market under the symbol "MRBK". All share and per share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023. As of March 10, 2023, there were approximately 1,655 registered shareholders of the Corporation's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Share Repurchases
The following table presents the shares repurchased by the Corporation during the fourth quarter of 2022:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Programs (1)
Dollars in thousands except share data
October 1, 2022 to October 31, 2022	86,602	$15.43	86,602
November 1, 2022 to November 30, 2022	126,794	15.66	126,794
December 1, 2022 to December 31, 2022	33,486	15.21	33,486
Total	246,882	$15.52		$4,652
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

Dividend Policy
In 2020 the Corporation commenced quarterly cash dividends on its common stock. Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and the Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. During 2022, and 2021, the Board of Directors declared cash dividends as follows:

Date Declared	Date of Record	Date Paid	Quarterly Dividend $	Special Dividend $
January 28, 2021	February 8, 2021	February 22, 2021	0.06	—
February 16, 2021	March 1, 2021	March 15, 2021	—	0.50
April 22, 2021	May 10, 2021	May 17, 2021	0.06	—
July 22, 2021	August 9, 2021	August 16, 2021	0.06	—
October 28, 2021	November 15, 2021	November 22, 2021	0.10	—
January 27, 2022	February 14, 2022	February 21, 2022	—	0.50
April 28, 2022	May 16, 2022	May 23, 2022	0.10	—
July 28, 2022	August 15, 2022	August 22, 2022	0.10	—
October 27, 2022	November 14, 2022	November 21, 2022	0.10	—

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in understanding the financial condition and results of operations of Meridian as of and for the year ended December 31, 2022. The information contained in this section should be read together with the December 31, 2022 audited Consolidated Financial Statements and the accompanying Notes included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Corporation’s Form 10-K for the fiscal year ended December 31, 2021.
Recent Market Conditions
Our financial condition and performance, as well as the ability of our borrowers to repay their loans, the value of collateral securing those loans, and demand for loans and other products and services that we offer, are all highly dependent on the business environment in the primary markets in which we operate and in the United States as a whole.
Bank Sector Concerns
Meridian is a regional community bank with loans and deposits that are well diversified in size, type, location and industry. We manage this diversification carefully, while avoiding concentrations in business lines. Meridian’s model continues to build on our strong and stable financial position, which serves our regional customers and communities with the banking products and services needed to help build their prosperity.
Total balance sheet liquidity, which is derived from cash and investments, as well as salable commercial loans and residential mortgage loans held for sale, was $264.4 million at December 31, 2022. Meridian maintains a high-quality investment bond portfolio comprised of U.S Treasuries, government agencies, government agency mortgage-backed securities, and general obligation municipal securities with an average duration of 4 years. Meridian’s investment portfolio represented 8.5% of total assets at December 31, 2022.
Meridian also maintains borrowing arrangements with various correspondent banks to meet short-term liquidity needs and has access to approximately $850 million in liquidity from numerous sources including its borrowing capacity with the FHLB and other financial institutions, as well as funding through the CDARS program or through brokered CD arrangements. In addition, the Bank is eligible to receive funds under the new Bank Term Funding Program announced by the Federal Reserve. Management believes that the above sources of liquidity provide Meridian with the necessary resources to meet its short-term and long-term funding requirements.
COVID-19 Concerns
As discussed further in Part I, Item 1, during the first quarter of 2020, an outbreak of COVID-19 spread around the world, including the United States. COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities had a destabilizing effect on financial markets and economic activity.
The U.S. economy has since strengthened despite the spread of COVID-19 variants, with higher inflation and housing values beginning in 2021. Also, the ongoing global supply chain issues and the military conflict between Russia and Ukraine contributed to higher inflation in 2022. In response, the Federal Reserve began normalizing monetary policy with its decision in late 2021 to taper its quantitative easing and raising the federal funds rate beginning in March 2022. Inflation remains elevated in 2022, reflecting supply and demand imbalances related to COVID-19 and its variants, higher food and energy prices from the military conflict between Russia and Ukraine, and broader price pressures. The Federal Reserve has raised interest rates significantly throughout 2022 and in the early part of 2023 in attempts to bring the inflation to its long run target rate of two percent. Future rate hikes are expected during the remainder of 2023, as the Federal Reserve has indicated ongoing interest rate increases in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to two percent over time.
Significant uncertainties as to future economic conditions continue to exist, including higher inflation, global supply chain issues, and higher oil and commodity prices exacerbated by the military conflict between Russia and Ukraine. We have taken deliberate actions in response, including maintaining higher reserves for credit losses on loans and leases and off-balance sheet credit exposures and strong capital ratios. As our commercial loan portfolio has a high percentage of variable rate loans, we are well positioned to take advantage of this in a rising rate environment. We are also focused on growing our non-interest bearing and lower-cost interest-bearing deposits to position the Bank for higher interest rates. We also continue to monitor closely the impact of COVID-19 and its variants, macroeconomic uncertainties, as well as any effects that may result from the federal government's responses including future rate hikes; however, the extent to which these factors will impact our operations and financial results in 2023 is highly uncertain.
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
While we were an emerging growth company (up to December 31, 2022), the JOBS Act permitted us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this Annual Report, as well as any financial statements that were filed prior to this Annual Report, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period.
The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in the “Summary of Significant Accounting Policies” in footnote 1 of the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2022 and 2021.

Provision and allowance for loan and lease losses
The provision for loan and lease losses reflects the amount required to maintain the allowance for loan and lease losses (“Allowance”) at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves, using an incurred loss model.
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
Beginning on January 1, 2023, the Corporation adopted an expected credit loss model retrospectively, at the beginning of the period of adoption, through a cumulative-effect adjustment to retained earnings at January 1, 2023. The Corporation has largely completed its assessment of related processes, internal controls, and data sources and has developed, documented, and validated a discounted cash flows model utilizing a third-party software provider. While the Corporation continues to analyze and evaluate the impact of the adoption of this guidance on the Corporation's financial statements, it is anticipated that the reserve for credit losses will increase by 10% to 20% and stockholders' equity will decrease by 1% to 3%. The Corporation anticipates that the Corporation and the Bank will continue to be well capitalized after the negative impact resulting from the adoption of CECL. See the section entitled “Recent Accounting Pronouncements” in footnote (1) Summary of Significant Accounting Policies.
Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of December 31, 2022 compared to December 31, 2021 and the results of operations for the year ended December 31, 2022 compared to the same periods in 2021. More detailed information related to these highlights can be found in the sections that follow.
Changes in Financial Condition
•Total assets increased $348.8 million, or 20.4%, to $2.1 billion as of December 31, 2022.
•Portfolio loans, excluding PPP loans, increased $435.4 million, or 33.6%, to $1.73 billion as of December 31, 2022,
•PPP loans decreased to just $4.6 million as of December 31, 2022 which is a decrease of $83.7 million, or 94.8%, since     December 31, 2021.

Results of Operations
•Consolidated net income decreased $13.8 million, or 38.7%, driven by a lower level of non-interest revenue from mortgage banking activity.
•The return on average assets and return on average equity was 1.18% and 13.87%, respectively, for the year ended December 31, 2022, compared to 2.06% and 23.74%, respectively, for the year ended December 31, 2021.
•Provision for loan losses increased $1.4 million, or 132.5%, due to loan growth, partially offset by decreases in specific reserves on non-performing loans.

Key Performance Ratios

The following table presents key financial performance ratios for the periods indicated:	Year Ended December 31,
	2022	2021
Return on average assets	1.18%	2.06%
Return on average equity	13.87%	23.74%
Net interest margin (tax effected yield)	3.98%	3.77%
Basic earnings per share	$1.85	$2.96
Diluted earnings per share	$1.79	$2.87
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	December 31, 2022	December 31, 2021
Book value per common share	$13.37	$13.54
Tangible book value per common share (1)	$13.01	$13.19
Allowance as a percentage of loans and leases held for investment	1.08%	1.35%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.09%	1.46%
Tier I capital to risk weighted assets	8.8%	10.8%
Tangible common equity to tangible assets ratio (1)	8.1%	9.4%
Loans and other finance receivables, net of fees and costs	$1,743,682	$1,386,457
Total assets	$2,062,228	$1,713,443
Total stockholders’ equity	$153,280	$165,360

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s income. The tables below present a summary for the year ended December 31, 2022 and 2021, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Year Ended December 31,
(dollars in thousands)	2022			2021
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Due from banks	$21,045	$279	1.33%	$30,844	$41	0.13%
Federal funds sold	1,160	7	0.60	17,823	7	0.04
Investment securities - taxable (1)	106,246	2,420	2.28	83,720	1,463	1.75
Investment securities - tax exempt (1)	63,425	1,691	2.67	64,440	1,464	2.27
Loans held for sale	44,238	1,872	4.23	125,444	3,540	3.76
Loans held for investment (1)	1,535,943	82,764	5.39	1,358,282	65,292	4.81
Total loans	1,580,181	84,636	5.36	1,483,726	68,832	4.64
Total interest-earning assets	1,772,057	89,033	5.02%	1,680,553	71,807	4.27%
Noninterest earning assets	76,983			48,015
Total assets	$1,849,040			$1,728,568
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$237,554	$2,570	1.08%	$257,950	$880	0.34%
Money market and savings deposits	703,561	7,854	1.12	630,977	3,346	0.53
Time deposits	354,822	4,972	1.40	245,923	1,268	0.52
Total deposits	1,295,937	15,396	1.19	1,134,850	5,494	0.48
Borrowings	27,637	830	3.00	119,721	534	0.45
Subordinated debentures	40,560	2,366	5.83	40,724	2,383	5.85
Total interest-bearing liabilities	1,364,134	18,592	1.36	1,295,295	8,411	0.65
Noninterest-bearing deposits	296,563			258,298
Other noninterest-bearing liabilities	30,929			25,100
Total liabilities	1,691,626			1,578,693
Total stockholders' equity	157,414			149,875
Total stockholders' equity and liabilities	$1,849,040			$1,728,568
Net interest income and spread (1)		$70,441	3.66		$63,396	3.62
Net interest margin (1)			3.98%			3.77%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the year ended December 31, 2022 as compared to the same periods in 2021, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2022 Compared to 2021
(dollars in thousands)	Rate	Volume	Total
Interest income:
Due from banks	$255	$(17)	$238
Federal funds sold	12	(12)	—
Investment securities - taxable (1)	507	450	957
Investment securities - tax exempt (1)	250	(23)	227
Loans held for sale	1,270	(2,938)	(1,668)
Loans held for investment (1)	8,395	9,077	17,472
Total loans	9,665	6,139	15,804
Total interest income	$10,689	6,537	17,226
Interest expense:
Interest-bearing demand deposits	$1,765	(75)	1,690
Money market and savings deposits	4,083	425	4,508
Time deposits	2,945	759	3,704
Total deposits	8,793	1,109	9,902
Borrowings	985	(689)	296
Subordinated debentures	(7)	(10)	(17)
Total interest expense	9,771	410	10,181
Interest differential	$918	$6,127	$7,045

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Interest income increased $17.2 million on a tax equivalent basis, year over year, due to a higher yield on earning assets, which went up 75 basis points, in addition to a higher level of average earning assets, which increased by $91.5 million. Included in interest income was approximately $280 thousand of one-time fees and interest recapture from the quarter ended December 31, 2022. The average yield on loans held for investment increased 58 basis points and the yield on cash and investments increased 46 basis points in total, reflecting the impact in rates caused by the Federal Reserve’s monetary policy. Average total loans held for investment, excluding PPP loans and residential loans for sale, increased $315.7 million, most notably in commercial real estate and construction, commercial loans and leases and small business loans, which increased $190.8 million on average, combined. Home equity loans and residential real estate loans held in portfolio increased $44.6 million on average, combined. Residential loans for sale and PPP loans decreased $81.2 million, and $138.0 million on average, respectively.

Interest expense increased $10.2 million, year over year, due primarily to market interest rate rises, as well as an increase of $161.1 million in average interest bearing deposits. Interest expense on deposits increased $9.9 million with the cost of interest-bearing deposits increasing 71 basis points to 1.19%. Total cost of deposits increased 58 basis points reflecting an increase of $38.3 million in average non-interest bearing deposits. Interest expense on borrowings increased $296 thousand as the cost increased 255 basis points, and total average short-term borrowings decreased $92.1 million.

Net interest margin increased 21 basis points to 3.98% for the year ended December 31, 2022 from 3.77% for the year ended December 31, 2021, as the increase in yield on earnings assets was higher than the increase of costs of funds, helped also by the $38.3 million increase in average non-interest bearing deposits. Excluding the impact from PPP, net interest margin increased 20 basis points to 3.92% from 3.72%. A reconciliation of this non-GAAP measure is included in the Appendix.

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan losses was $2.5 million for the year ended December 31, 2022, compared to an $1.1 million provision for the year ended December 31, 2021. The increase in the provision period over period is the result of provisioning for loan growth and charge-offs, offset partially by an improvement in specific reserves and the trend in economic qualitative factors in the allowance for loan losses calculation.

NON-INTEREST INCOME
The following table presents the components of non-interest income for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Mortgage banking income	$25,325	$75,932	$(50,607)	(66.6)%
Wealth management income	4,733	4,801	(68)	(1.4)%
SBA loan income	4,467	6,898	(2,431)	(35.2)%
Earnings on investment in life insurance	553	365	188	51.5%
Net change in the fair value of derivative instruments	(703)	(4,338)	3,635	(83.8)%
Net change in the fair value of loans held-for-sale	(844)	(3,311)	2,467	(74.5)%
Net change in the fair value of loans held-for-investment	(2,408)	(189)	(2,219)	1174.1%
Net gain on hedging activity	5,439	2,961	2,478	83.7%
Net gain on sale of investment securities available-for-sale	—	435	(435)	(100.0)%
Service charges	125	129	(4)	(3.1)%
Other	5,037	4,305	732	17.0%
Total non-interest income	$41,724	$87,988	$(46,264)	(52.6)%
Total non-interest income decreased $46.3 million as a result of lower mortgage banking revenue, and to a lesser degree, lower SBA loan sale income. Mortgage banking income was down $50.6 million, due primarily to lower levels of mortgage loan originations as rising interest rates and lack of housing inventory has had a negative impact on mortgage banking activity. Partially offsetting the impact of the decline in mortgage banking income were net changes in the fair value of derivative instruments and loans held-for-sale, along with an improvement in net gains on hedging activity increased $8.6 million, combined, year over year.

SBA loan sale income decreased $2.4 million, or 35.2%, over the prior year, despite an increase of $8.8 million, 13.0%, in the volume of loans sold in 2022 compared to 2021. The upward movement in interest rates during 2022 had a negative impact on gross margins on the SBA loan sales, which declined to 7.4% for all sales in 2022, compared to 11.4% in 2021. Also contributing to the decline in income was increased amortization of $340 thousand and increased impairment of $211 thousand on SBA servicing assets.

The net change in the fair value of loans held-for-investment decreased to a loss of $2.4 million for the year ended December 31, 2022, compared to a loss of $189 thousand for the comparable prior year, due to the negative impact the rising interest rate environment had on the fair value of the loans in portfolio that are held at fair value. Other non-interest income was up $732 thousand due to increases in title fee income, swap fee income, FHLB stock dividend income and broker fee income.

NON-INTEREST EXPENSE
The following table presents the components of non-interest income for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$54,378	$78,866	$(24,488)	(31.1)%
Occupancy and equipment	4,837	4,545	292	6.4%
Professional fees	3,635	3,558	77	2.2%
Advertising and promotion	4,336	3,714	622	16.7%
Data processing and software	5,451	4,382	1,069	24.4%
Pennsylvania bank shares tax	793	609	184	30.2%
Other	8,014	8,053	(39)	(0.5)%
Total non-interest expense	$81,444	$103,727	$(22,283)	(21.5)%
Total non-interest expense decreased $22.3 million due largely to a decrease in salaries and employee benefits expense at the mortgage segment, which recognized decreased fixed and variable compensation. Partially offsetting this decrease was an increase for the bank and wealth segments salaries & benefits, due to an increase in FTEs and a higher level of stock-based compensation expense. Advertising and promotion expense increased as the result of a renewed and focused priority placed on business development and community outreach efforts. Data processing and software expense increased as Meridian continued with our strategy to invest in technology that focuses on improving back-office efficiencies through automation and workflow processes.

INCOME TAX EXPENSE
The following table presents income tax expense and related metrics for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	Change	% Change
Income before income taxes	$27,920	$46,302	$(18,382)	(39.7)%
Income tax expense	$6,091	$10,717	$(4,626)	(43.2)%
Effective tax rate	21.81%	23.14%	(1.33)%	(5.7)%
The effective tax rate decreased as a result of higher levels of non-taxable revenue (BOLI and tax free interest), as well as lower level of state tax expense. Both income tax expense and the effective tax rate (as it related to state tax expense) decreased due primarily to the decrease in income before income taxes.

Balance Sheet Summary
Assets
As of December 31, 2022, total assets were $2.1 billion which increased $348.8 million, or 20.4%, from December 31, 2021. This growth in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following section.

Loans
Our loan portfolio is the largest category of our interest-earning assets. As of December 31, 2022 and 2021, our total loans and leases amounted to $1.8 billion, and $1.5 billion, respectively. Our loan portfolio is comprised of loans originated to be held in portfolio, as well as residential mortgage loans originated for sale. Meridian engages in the origination of residential mortgages, most typically for 1-4 family dwellings, with the intention of the Corporation to principally sell substantially all of these loans in the secondary market to qualified investors. Our loans held in portfolio are originated by our commercial and consumer loan divisions. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses. We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.
The following table presents our loan and lease portfolio at the dates indicated:

(Dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Mortgage loans held for sale	$22,243	$80,882	$(58,639)	(72.5)%
Real estate loans:
Commercial mortgage	565,400	516,928	48,472	9.4%
Home equity lines and loans	59,399	52,299	7,100	13.6%
Residential mortgage	221,837	68,175	153,662	225.4%
Construction	271,955	160,905	111,050	69.0%
Total real estate loans	1,118,591	798,307	320,284	40.1%

Commercial and industrial	341,378	384,562	(43,184)	(11.2)%
Small business loans	136,155	114,158	21,997	19.3%
Consumer	488	419	69	16.5%
Leases, net	138,986	88,242	50,744	57.5%
Total portfolio loans and leases	$1,735,598	$1,385,688	$349,910	25.3%
Total loans and leases	$1,757,841	$1,466,570	$291,271	19.9%
Portfolio loans increased grew $349.9 million, or 25.3% to $1.7 billion as of December 31, 2022, from $1.4 billion as of December 31, 2021.

The following table shows the amounts of loans outstanding as of December 31, 2022 which, based on remaining scheduled repayments of principal, are due in the periods indicated:

(dollars in thousands)	12 months or Less	1 - 5 years	5 - 15 years	After 15 years	Total
Mortgage loans held for sale	$—	$—	$—	$22,243	$22,243
Commercial mortgage	23,091	138,037	398,077	6,195	565,400
Home equity lines and loans	725	3,533	50,272	4,869	59,399
Residential mortgage	3,291	730	1,802	216,014	221,837
Construction	120,064	62,178	89,713	—	271,955
Commercial and industrial	26,002	135,355	62,629	117,392	341,378
Small business loans	237	4,672	79,483	51,763	136,155
Consumer	3	208	136	141	488
Leases, net	129	123,034	15,823	—	138,986
Total	$173,542	$467,747	$697,935	$418,617	$1,757,841
The amounts have been classified according to sensitivity to changes in interest rates for amounts due after one year, as of December 31, 2022. Variance rate loans are those loans with floating or adjustable interest rates.

(dollars in thousands)	Fixed Rate	Variable Rate	Total
Mortgage loans held for sale	$22,243	$—	$22,243
Commercial mortgage	94,119	471,281	565,400
Home equity lines and loans	5,928	53,471	59,399
Residential mortgage	199,472	22,365	221,837
Construction	46,854	225,101	271,955
Commercial and industrial	68,722	272,656	341,378
Small business loans	202	135,953	136,155
Consumer	353	135	488
Leases, net	138,986	—	138,986
Total	$576,879	$1,180,962	$1,757,841
Commercial real estate loans. Our commercial real estate loans are secured by real estate that is both owner-occupied and investor owned. Owner-occupied commercial real estate loans generally involve less risk than an investment property and are distinctly reported from non-owner occupied commercial real estate loans for measuring loan concentrations for regulatory purposes. Our owner-occupied commercial real estate loans are originated and managed within our commercial loan department and comprised 34.4% of our total commercial real estate loan portfolio at December 31, 2022. The remaining commercial real estate loans are managed by our commercial real estate department which offer the following commercial real estate products:
•Permanent – Investor Real Estate Loans
•Purchase and refinance loan opportunities for a number of product types, including single-family rentals, multi-family residential as well as tenanted income producing properties in a variety of real estate types, including office, retail, industrial, and flex space
•Construction Loans
•Residential construction loans to finance new construction and renovation of single and 1-4 family homes located within our market area
•Commercial construction loans for investment properties, generally with semi-permanent attributes
•Construction loans for new, expanded or renovated operations for our owner occupied business clients
•Land Development Loans
•Meridian considers a limited number of strictly land development oriented loans based upon the risk, merit of the future project and strength of the borrower/guarantor relationship
Our commercial real estate loans increased by $48.5 million, or 9.4%, to $565.4 million at December 31, 2022 from $516.9 million at December 31, 2021. Our total commercial real estate loan portfolio represented 32.2% and 35.2% of our total loan portfolio at December 31, 2022 and 2021, respectively. Construction loans increased $111.1 million, or 69.0%, to $272.0 million at December 31, 2022 from $160.9 million at December 31, 2021. Construction loans represented 15.5% of our total loan portfolio at both December 31, 2022 and 2021.

Commercial and Industrial Loans
We provide a variety of variable and fixed rate commercial business loans and lines of credit. These loans and lines of credit are made to small and medium-sized manufacturers and wholesale, retail and service-related businesses. Additionally, we lend to companies in the technology, healthcare, real estate and financial service industries. Commercial business loans generally include lines of credit and term loans with a maturity of five years or less. The primary source of repayment for commercial business loans is generally operating cash flows of the business and may also include collateralization of inventory, accounts receivable, equipment and/or personal guarantees. Our commercial and industrial loans decreased $43.2 million, or 11.2%, to $341.4 million at December 31, 2022 from $384.6 million at December 31, 2021, as PPP loans declined $85.5 million, or 94.8% during the year as nearly all such loans were forgiven by December 31, 2022. Commercial and industrial loans overall represented 19.4% and 26.2% of our total loan portfolio at December 31, 2022 and 2021, respectively.
Small Business Loans
We provide financing to small businesses in various industries that include guarantees under the Small Business Administration’s (SBA’s) loan programs. Our small business loans increased by $22.0 million, or 19.3%, to $136.2 million at December 31, 2022 from $114.2 million at December 31, 2021. During 2022 we sold $75.9 million in SBA loans, an increase of $8.8 million, or 13.0%, from $67.2 million in SBA loans sold in 2021. The small business loans portfolio represented 7.7% and 7.8% of our total loan portfolio at December 31, 2022 and 2021, respectively.
Consumer and Personal Loans
Our consumer-lending department principally originates residential mortgage and home equity based products for our clients and prospects. These loans typically fund completely at closing. Additional products include smaller dollar personal loans and our student loan refinance product, designed to provide additional flexibility in repayment terms desired in the marketplace. Home equity lines and loans increased $7.1 million, or 13.6%, to $59.4 million at December 31, 2022 from $57.6 million at December 31, 2021, while residential mortgage loans increased by $153.7 million, or 225.4%, to $221.8 million at December 31, 2022 from $68.2 million at December 31, 2021. Overall the total consumer loan portfolio represented 16.0% and 8.2% of our total loan portfolio at December 31, 2022 and 2021, respectively.
Leases, net
Meridian Equipment Finance specializes in small ticket equipment leases for small and mid-sized businesses nationally and through a broad range of industries. The Bank’s credit risk generally results from the potential default of borrowers which may be driven by customer specific or broader industry related conditions. Leases increased $50.7 million, or 57.5%, to $139.0 million at December 31, 2022 from $88.2 million at December 31, 2021.

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
As of December 31, 2022 our available-for-sale investment portfolio had a fair value of $135.3 million, with an effective tax equivalent yield of 2.83% and an estimated duration of approximately 4 years. The largest category of this investment portfolio, or 28.7%, consists of municipal securities, along with 25.9% in U.S. agency securities, and 21.8% in U.S. Treasury securities. The remainder of our available-for-sale securities portfolio is invested in other securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Not included in the tables below are equity investments that had fair values of $2.1 million and $2.4 million, as of December 31, 2022 and 2021, respectively. As of December 31, 2022 we also had a held-to-maturity investment portfolio with amortized cost of $37.5 million.
During the year ended December 31, 2022, $27.7 million of municipal securities, previously classified as available-for-sale on the balance sheet, were transferred to the held-to-maturity portfolio at fair value. After transfer, $1.3 million of unrealized losses remain in accumulated other comprehensive income. No gain or loss was recognized as a result of the transfer.
The following table presents the amortized cost and fair value of securities at the dates indicated:

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$15,581	$14	$(314)	$15,281	12
U.S. government agency MBS	12,272	5	(538)	11,739	12
U.S. government agency CMO	25,520	40	(2,242)	23,318	29
State and municipal securities	44,700	—	(5,862)	38,838	34

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
U.S. Treasuries	32,980	—	(3,457)	29,523	25
Non-U.S. government agency CMO	9,722	—	(633)	9,089	11
Corporate bonds	8,201	—	(643)	7,558	12
Total securities available-for-sale	$148,976	$59	$(13,689)	$135,346	135

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	$37,479	$—	$(4,394)	$33,085	25

	December 31, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$16,850	$55	$(68)	$16,837	10
U.S. government agency MBS	9,749	124	(60)	9,813	3
U.S. government agency CMO	22,276	358	(253)	22,381	10
State and municipal securities	72,099	1,379	(496)	72,982	12
U.S. Treasuries	29,973	1	(246)	29,728	21
Non-U.S. government agency CMO	990	—	(15)	975	1
Corporate bonds	6,450	154	(18)	6,586	5
Total securities available-for-sale	$158,387	$2,071	$(1,156)	$159,302	62

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	$6,372	$219	$—	$6,591	—

Asset Quality Summary
Meridian's credit culture is strong and asset quality remains a primary focus of management. The ratio of non-performing assets to total assets declined to 1.11% as of December 31, 2022, from 1.34% as of December 31, 2021. There was $1.7 million in other real estate property included in non-performing assets as of December 31, 2022 related to a well security residential property, and $0 as of December 31, 2021. Total non-performing loans were $21.2 million and $23.0 million as of December 31, 2022 and December 31, 2021, respectively. The decline in non-performing loans over the period was due to a $2.7 million payoff of a non-performing loan and principal payments on another non-performing loan relationship of over $3 million, both partially offset by an increase in SBA loans considered non-performing.

Meridian realized net charge-offs of $2.4 million, or 0.15%, of total average loans for the year ended December 31, 2022, compared to net charge-offs of $79 thousand, or 0.01%, of total average loans for the year ended December 31, 2021. Nearly all of the charge-offs for the year ended December 31, 2022 were from equipment leases, while recoveries were split between commercial loans, equipment leases, and home equity loans. The ratio of allowance for loan losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure, see reconciliation in the Appendix), was 1.09% as of December 31, 2022 compared to 1.46% as of December 31, 2021. PPP loans are excluded from calculation of this ratio as they are guaranteed by the SBA and therefore we have not provided for in the allowance for loan losses. A reconciliation of this non-GAAP measure is included in the Non-GAAP Financial Measures section on page 36.

As of December 31, 2022, the Corporation had $3.8 million of TDRs, of which $3.6 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2021, the Corporation had $3.8 million of TDRs, of which $3.4 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of December 31, 2022, the Corporation had a recorded investment of $24.2 million of impaired loans and leases which included $3.8 million of TDRs, while as of December 31, 2021 impaired loans totaled $25.8 million, which included $3.8 million of TDRs. The decrease in impaired loans was largely due to payments received in the fourth quarter of 2022 on one commercial loan relationship that became a non-performing loan relationship late in 2021. This loan had a specific reserve of $1.4 million of as December 31, 2021, which decreased to $776 thousand as of December 31, 2022. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Refer to footnote 6 for more information regarding the Corporation’s impaired loans and leases.
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
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$140	$—
Home equity lines and loans	1,097	911
Residential mortgage	2,085	2,398
Total real estate loans	3,322	3,309

Commercial and industrial	12,547	18,801
Small business loans	4,465	666
Leases	902	212
Total nonaccrual loans	21,236	22,988
Other real estate owned	1,703	—
Total non-performing assets	$22,939	$22,988

Troubled debt restructurings:
TDRs included in non-performing loans	$207	$361
TDRs in compliance with modified terms	3,573	3,446
Total TDRs	$3,780	$3,807

Asset quality ratios:
Non-performing assets to total assets	1.11%	1.34%
Non-performing loans to:
Total loans and leases	1.20%	1.57%
Total loans held-for-investment	1.22%	1.66%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.23%	1.80%
Allowance for loan losses to:
Total loans and leases	1.07%	1.28%
Total loans held-for-investment	1.08%	1.35%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.09%	1.46%
Non-performing loans	88.66%	81.60%

Total loans and leases	$1,765,925	$1,467,339
Total loans and leases held-for-investment	$1,743,682	$1,386,457
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,724,601	$1,280,654
Allowance for loan and lease losses	$18,828	$18,758

(1) The allowance for loan losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

Allowance for Loan and Lease Losses
The following is a summary of the allocation of the allowance for loan and lease losses by loan category for the periods presented.

(dollars in thousands)	December 31, 2022	% of Loan Type to Total Loans	December 31, 2021	% of Loan Type to Total Loans
Commercial mortgage	$4,095	33%	$4,950	37%
Home equity lines and loans	188	3%	224	4%
Residential mortgage	948	13%	283	5%
Construction	3,075	16%	2,042	12%
Commercial and industrial	4,012	19%	6,533	28%
Small business loans	4,909	8%	3,737	8%
Consumer	3	—%	3	—%
Leases	1,598	8%	986	6%
Total	$18,828	100%	$18,758	100%
The following table provides information on (charge-offs) and recoveries by loan category:

	December 31, 2022	December 31, 2021
Home equity lines and loans	$31	$1
Residential mortgage	2	5
Commercial and industrial	97	41
Consumer	4	4
Leases	(2,552)	(130)
Total Net Charge-offs	$(2,418)	$(79)

Deposits
The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Noninterest-bearing deposits	$301,727	$274,528	$27,199	9.9%
Interest-bearing deposits:
Interest-bearing demand deposits	219,838	268,248	(48,410)	(18.0)%
Money market and savings deposits	697,564	697,628	(64)	—%
Time deposits	493,350	206,009	287,341	139.5%
Total interest-bearing deposits	1,410,752	1,171,885	238,867	20.4%
Total deposits	$1,712,479	$1,446,413	$266,066	18.4%
Total deposits were $1.7 billion as of December 31, 2022, up $266.1 million, or 18.4%, from December 31, 2021. Non-interest bearing deposits increased $27.2 million, or 9.9%, from December 31, 2021. Interest-bearing demand deposits decreased $48.4 million, or 18.0%, from December 31, 2021, while money market accounts/savings accounts did not change materially from December 31, 2021. Certificates of deposits increased $287.3 million, or 139.5%, from December 31, 2021, as lower levels of core deposits, combined with continued loan growth year over year, led to the need to obtain more wholesale funding.
Time deposits of $250 thousand or more had remaining maturities as follows:

	Year Ended December 31, 2022
	Amount	%
3 months or less	$183,758	46.6%
Over 3 months through 6 months	76,683	19.4%
Over 6 months through 12 months	64,923	16.5%
Over 12 months	68,921	17.5%
Total	$394,285	100.0%

Equity
Consolidated stockholders’ equity of the Corporation was $153.3 million, or 7.4% of total assets as of December 31, 2022 as compared to $165.4 million, or 9.7% of total assets as of December 31, 2021. The change in stockholders’ equity is the result of year-to-date comprehensive loss of $12.2 million, dividends paid of $10.9 million and common stock repurchases of $13.0 million during 2022, partially offset by $1.0 million in stock-based compensation and stock options exercised. On February 28, 2023, the Corporation approved and declared a two-for-one stock split in the form of a 100% stock dividend, payable March 20, 2023, to shareholders of record as of March 14, 2023. Under the terms of the stock split, the Corporation’s shareholders will receive a dividend of one share for every share held on the record date. The dividend will be paid in authorized but unissued shares of common stock of the Corporation. The par value of the Corporation's stock was not affected by the split and remained at $1.00 per share. All share and per share amounts reported in the consolidated financial statements have been adjusted to reflect the two-for-one stock split effective February 28, 2023.

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
The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share. All per share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023.

(dollars in thousands)	December 31, 2022	December 31, 2021
Total stockholders' equity (GAAP)	$153,280	$165,360
Less: Goodwill and intangible assets	4,074	4,278
Tangible common equity (non-GAAP)	149,206	161,082

Total assets (GAAP)	2,062,228	1,713,443
Less: Goodwill and intangible assets	4,074	4,278
Tangible assets (non-GAAP)	$2,058,154	$1,709,165

Stockholders' equity to total assets (GAAP)	7.43%	9.65%
Tangible common equity to tangible assets (non-GAAP)	7.25%	9.42%

Shares outstanding	11,466	12,216

Book value per share (GAAP)	$13.37	$13.54
Tangible book value per share (non-GAAP)	$13.01	$13.19
The following is a reconciliation of the allowance for loan losses to total loans held for investment ratio at December 31, 2022. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for loan losses calculation.

(dollars in thousands)	December 31, 2022	December 31, 2021
Allowance for loan and lease losses (GAAP)	$18,828	$18,758

Loans, net of fees and costs (GAAP)	1,743,682	1,386,457
Less: PPP loans	(4,579)	(88,245)
Less: Loans fair valued	(14,502)	(17,558)
Loans, net of fees and costs, excluding PPP and fair valued loans (non-GAAP)	$1,724,601	$1,280,654

Allowance for loan and leases losses to loans, net of fees and costs (GAAP)	1.08%	1.35%
Allowance for loan and leases losses to loans, net of fees and costs, excluding PPP and fair valued loans (non-GAAP)	1.09%	1.46%

Liquidity and Capital Resources
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of SNCs, which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $264.4 million at December 31, 2022, compared to $262.9 million at December 31, 2021, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.
In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the FRB to meet short-term liquidity needs. Through its relationship at the FRB, Meridian had available credit of approximately $8.8 million at December 31, 2022. At December 31, 2022, Meridian had no borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of December 31, 2022, Meridian’s maximum borrowing capacity with the FHLB was $561.7 million. At December 31, 2022, Meridian had borrowed $122.1 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $49 million against its available credit lines. At December 31, 2022, Meridian also had available $39.0 million of unsecured federal funds lines of credit with other financial institutions as well as $237.6 million of available short or long term funding through the CDARS program and $241.0 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.
At December 31, 2022, Meridian had $525.2 million in unfunded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250 thousand scheduled to mature in one year or less from December 31, 2022 totaled $325.4 million. Management believes that the majority of such deposits will be reinvested with Meridian and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2022, Meridian had a reserve for unfunded loan commitments of $173 thousand.
Meridian meets the definition of “well capitalized” for regulatory purposes on December 31, 2022. Our capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of Meridian’s overall financial condition or prospects.
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
Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8 and 10%. The Bank adopted this framework in 2020. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. This requirement was 8% in 2021 as the bank regulatory agencies temporarily lowered the CBLR as a result of the COVID-19 pandemic. The Bank’s CBLR was 9.95% and 11.51% as of December 31, 2022 and 2021, respectively, but reports all ratios for comparative purposes.
The following table summarizes data and ratios pertaining to our capital structure.

	Corporation		Bank		Well-capitalized minimum
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Tier 1 leverage ratio	8.13%	9.39%	9.95%	11.51%	5.00%
Common tier 1 risk-based capital ratio	8.77%	10.83%	10.73%	13.27%	6.50%
Tier 1 risk-based capital ratio	8.77%	10.83%	10.73%	13.27%	8.00%
Total risk-based capital ratio	12.05%	14.81%	11.87%	14.63%	10.00%

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
Our board of directors has established a Board Risk Committee that, among other duties, sets broad asset and liability management policy (“ALM” policy) and directives for asset/liability management, as well as establishes review and control procedures to ensure adherence to this policy. The board of directors has delegated authority for the development and implementation of all asset and liability management policies, procedures, and strategies to the Asset Liability Committee (“ALCO”). ALCO is comprised of various members of senior management responsible for interpreting the longer range objectives established by the board of directors. As such, ALCO sets basic direction for the Corporation’s sources and uses of funds, establishes numerical ranges for primary and secondary objectives, monitors risk and the delivery of services, establishes subs to manage specific ALM activities, and monitors the counterparties engaged in ALM activities. Our ALM policy is reviewed by ALCO and the board of directors at least annually, which includes an evaluation of the ALM policy limits and guidelines in light of our risk profile, business strategies, regulatory guidelines and overall market conditions.
As part of our management of interest rate risk, we utilize the following modeling techniques that simulate the effects of variations in interest rates: (1) repricing gap analysis; (2) net interest income simulation; and (3) economic value of equity simulation. These models require that we use various assumptions, including asset and liability pricing responses, asset and liability new business, repayment and redemption responses, behavior of embedded options and sensitivity of relationships across different rate indexes and product types. These assumptions are inherently uncertain and, as a result, the models cannot precisely predict the fluctuations in market interest rates or precisely measure the impact of future changes in interest rates. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.
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
Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of December 31, 2022 and 2021 are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.
Rate Ramp:

Changes in Market Interest Rates	December 31, 2022	December 31, 2021
+300 basis points over next 12 months	(0.56)%	0.21%
+200 basis points over next 12 months	(0.27)%	(0.18)%
+100 basis points over next 12 months	(0.06)%	(0.31)%
No Change
-100 basis points over next 12 months	(1.06)%	(0.22)%
-200 basis points over next 12 months	(2.04)%	(2.34)%
The above interest rate simulation suggests that the Corporation’s balance sheet is narrowly liability sensitive as of December 31, 2022. In its current position, the table indicates that a 100-300 basis point increase in interest rates would have a modestly negative impact from rising rates on net interest income over the next 12 months and a more negative impact in a falling rate scenario. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results reflect a higher degree of wholesale funding at December 31, 2022 and continue to drive our funding strategy of increasing relationship-based accounts (core deposits).
Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of December 31, 2022 and 2021, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that starting in the first quarter of 2021 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are allowed to decline below 0%. Management has and continues to employ strategies to mitigate risk in these scenarios. Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

Changes in Market Interest Rates	December 31, 2022	December 31, 2021
+300 basis points	2%	60%
+200 basis points	3%	45%
+100 basis points	3%	26%
No Change
-100 basis points	(8)%	(37)%
-200 basis points	(23)%	(97)%
This economic value of equity profile at December 31, 2022 suggests that we would experience a positive effect from an increase in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-earning assets. Conversely, we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Meridian Corporation and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses is a valuation allowance for probable incurred credit losses as described in Notes 1, 5 and 6 to the consolidated financial statements. The Company has identified the allowance for loan losses as a critical accounting estimate. The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The general component has a quantitative component and a qualitative component. The quantitative component of the general reserve is based on historical loss experience and the qualitative component of the general reserve is based on qualitative factors applied to all loan segments. As of December 31, 2022, the allowance for loan losses attributable to loans held for investment is $18.8 million, consisting of 1) an allowance of $16.6 million for loans collectively evaluated for impairment and 2) an allowance of $2.2 million for loans individually evaluated for impairment.

The determination of the qualitative factors is subjective and subject to measurement uncertainty. We considered auditing the qualitative factors used in determining the allowance for loan losses to be a critical audit matter due to the high degree of auditor effort and judgment involved in evaluating management’s judgments and significant assumptions applied in the determination of qualitative factors.

The primary procedures we performed to address this critical audit matter included:

•Testing the operating effectiveness of the following controls:
•Management’s review of the completeness and accuracy of internally-produced data and the relevance and reliability of the external data used in the determination of the qualitative factors.
•Management’s review of the accuracy of the calculation of the qualitative factors and the judgments and significant assumptions used in the determination of the qualitative factors.
•Management’s review of the appropriateness and adequacy of the qualitative factors.

•Substantively testing management’s process to estimate the qualitative factors used in determining the allowance for loan losses, including testing:
•The relevance and reliability of the external data utilized in the determination of the qualitative factors.
•The completeness and accuracy of internally-produced data utilized in the determination of the qualitative factors.
•The mathematical accuracy of the calculation of the qualitative factors.
•The reasonableness of management’s judgments and significant assumptions used in the determination of the qualitative factors.

/s/ Crowe LLP

We have served as the Company’s auditor since 2020.
Washington, D.C.
March 16, 2023

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except shares and per share data)	December 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$11,299	$3,966
Interest-bearing deposits at other banks	27,092	19,514
Cash and cash equivalents	38,391	23,480
Securities available-for-sale, at fair value (amortized cost of $148,976 and $158,387, respectively)	135,346	159,302
Securities held-to-maturity, at amortized cost (fair value of $33,085 and $6,591, respectively)	37,479	6,372
Equity investments	2,086	2,354
Mortgage loans held for sale (amortized cost of $22,207 and $80,002, respectively)	22,243	80,882
Loans and other finance receivables, net of fees and costs	1,743,682	1,386,457
Allowance for loan and lease losses	(18,828)	(18,758)
Loans and other finance receivables, net of the allowance for loan and lease losses	1,724,854	1,367,699
Restricted investment in bank stock	6,931	5,117
Bank premises and equipment, net	13,349	11,806
Bank owned life insurance	28,055	22,503
Accrued interest receivable	7,363	5,009
Other real estate owned	1,703	—
Deferred income taxes	3,936	1,413
Servicing assets	12,346	12,765
Goodwill	899	899
Intangible assets	3,175	3,379
Other assets	24,072	10,463
Total assets	$2,062,228	$1,713,443

Liabilities:
Deposits:
Non-interest bearing	$301,727	$274,528
Interest bearing	1,410,752	1,171,885
Total deposits	1,712,479	1,446,413
Borrowings	122,082	41,344
Subordinated debentures	40,346	40,508
Accrued interest payable	2,389	31
Other liabilities	31,652	19,787
Total liabilities	1,908,948	1,548,083

Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,156,308 and 13,069,174 shares issued, respectively; and 11,465,572 and 12,215,788 shares outstanding, respectively.	13,156	6,535
Surplus	79,072	83,663
Treasury stock - 1,690,736 and 853,386 shares, respectively, at cost	(21,821)	(8,860)
Unearned common stock held by employee stock ownership plan	(1,403)	(1,602)
Retained earnings	95,815	84,916
Accumulated other comprehensive (loss) income	(11,539)	708
Total stockholders’ equity	153,280	165,360
Total liabilities and stockholders’ equity	$2,062,228	$1,713,443
The accompanying notes are an integral part of these consolidated financial statements.
* All share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except shares and per share data)	2022	2021
Interest income:
Loans and other finance receivables, including fees	$84,627	$68,822
Securities - taxable	2,420	1,463
Securities - tax-exempt	1,388	1,189
Cash and cash equivalents	286	48
Total interest income	88,721	71,522
Interest expense:
Deposits	15,397	5,494
Borrowings	3,196	2,917
Total interest expense	18,593	8,411
Net interest income	70,128	63,111
Provision for loan losses	2,488	1,070
Net interest income after provision for loan losses	67,640	62,041
Non-interest income:
Mortgage banking income	25,325	75,932
Wealth management income	4,733	4,801
SBA loan income	4,467	6,898
Earnings on investment in life insurance	553	365
Net change in the fair value of derivative instruments	(703)	(4,338)
Net change in the fair value of loans held-for-sale	(844)	(3,311)
Net change in the fair value of loans held-for-investment	(2,408)	(189)
Net gain on hedging activity	5,439	2,961
Net gain on sale of investment securities available-for-sale	—	435
Service charges	125	129
Other	5,037	4,305
Total non-interest income	41,724	87,988
Non-interest expense:
Salaries and employee benefits	54,378	78,866
Occupancy and equipment	4,837	4,545
Professional fees	3,635	3,558
Advertising and promotion	4,336	3,714
Data processing and software	5,451	4,382
Pennsylvania bank shares tax	793	609
Other	8,014	8,053
Total non-interest expense	81,444	103,727
Income before income taxes	27,920	46,302
Income tax expense	6,091	10,717
Net income	$21,829	$35,585
Basic earnings per common share	$1.85	$2.96
Diluted earnings per common share	$1.79	$2.87
Basic weighted average shares outstanding	11,792	12,038
Diluted weighted average shares outstanding	12,204	12,412
The accompanying notes are an integral part of these consolidated financial statements.
* All share and per share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2022	2021
Net income:	$21,829	$35,585
Other comprehensive loss:
Net change in unrealized losses on investment securities available for sale:
Change in fair value of investment securities available for sale, net of tax of $(3,059), and $(485), respectively	(11,285)	(1,514)
Reclassification adjustment for net losses (gains) realized in net income, net of tax effect of $0, and $(101), respectively	—	(334)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity, net of tax effect of $(293), and $0, respectively	(962)	—
Unrealized investment losses, net of tax effect of $(3,352), and $(584), respectively	(12,247)	(1,848)
Total other comprehensive loss	(12,247)	(1,848)

Total comprehensive income	$9,582	$33,737
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Balance at January 1, 2021	$6,456	$81,196	$(5,828)	$(1,768)	$59,010	$2,556	$141,622
Net income	—	—	—	—	35,585	—	35,585
Other comprehensive loss	—	—	—	—	—	(1,848)	(1,848)
Dividends declared, $0.79 per share	—	—	—	—	(9,679)	—	(9,679)
Net purchase of treasury stock through publicly announced plans (213,386 shares)	—	—	(3,032)	—	—	—	(3,032)
Common stock issued through share-based awards and exercises (158,042)	79	1,026	—	—	—	—	1,105
ESOP shares committed to be released (26,656)	—	228	—	166	—	—	394
Stock based compensation expense	—	1,213	—	—	—	—	1,213
Balance at December 31, 2021	$6,535	$83,663	$(8,860)	$(1,602)	$84,916	$708	$165,360
Net income	—	—	—	—	21,829	—	21,829
Other comprehensive loss	—	—	—	—	—	(12,247)	(12,247)
Dividends paid or accrued, $0.90 per share	—	—	—	—	(10,930)	—	(10,930)
Net purchase of treasury stock through publicly announced plans (837,350 shares)	—	—	(12,961)	—	—	—	(12,961)
Common stock issued through share-based awards and exercises (86,734)	43	711	—	—	—	—	754
ESOP shares committed to be released (26,656)		228		199			427
Stock based compensation expense	—	1,048	—	—	—	—	1,048
Two-for-one stock split in the form of a stock dividend	6,578	(6,578)	—	—	—	—	—
Balance at December 31, 2022	$13,156	$79,072	$(21,821)	$(1,403)	$95,815	$(11,539)	$153,280
The accompanying notes are an integral part of these consolidated financial statements.
* All share and per share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2022	2021
Net income	$21,829	$35,585
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities	—	(435)
Net amortization of investment premiums and discounts and change in fair value of equity securities	1,202	1,369
Depreciation and amortization (accretion), net	(1,406)	(5,922)
Provision for loan losses	2,488	1,070
Amortization of issuance costs on subordinated debt	117	118
Stock based compensation	1,475	1,607
Net change in fair value of derivative instruments	703	4,338
Net change in fair value of loans held for sale	844	3,311
Net change in fair value of loans held for investment	2,408	189
Amortization and net impairment of servicing rights	2,483	1,109
SBA loan income	(4,467)	(6,898)
Proceeds from sale of loans	1,100,333	2,483,373
Loans originated for sale	(1,016,130)	(2,270,693)
Mortgage banking income	(25,325)	(75,932)
(Increase) decrease in accrued interest receivable	(2,354)	473
Increase in other assets	(823)	(3,693)
Earnings from investment in life insurance	(553)	(365)
(Decrease) increase in deferred income tax	1,112	(768)
Increase (decrease) in accrued interest payable	2,358	(1,122)
Decrease in other liabilities	(1,623)	(1,591)
Net cash provided by operating activities	84,671	165,123

Cash flows used in investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	12,124	10,447
Sales	—	23,585
Purchases	(31,496)	(74,341)
Activity in held-to-maturity securities:
Maturities, repayments and calls	905	—
Purchases	(5,500)	—
(Decrease) increase in restricted stock	(1,814)	2,743
Net increase in loans	(359,460)	(87,575)
Purchases of premises and equipment	(2,907)	(5,374)
Purchase of bank owned life insurance	(5,000)	(10,000)
Net cash used in investing activities	(393,148)	(140,515)

Cash flows provided by (used in) financing activities:
Net increase in deposits	266,066	205,079
Decrease in short-term borrowings	—	(44,939)
Decrease in short-term borrowings with original maturity > 90 days	71,803	(20,579)
Increase in long-term debt	8,935	—
Repayment of long-term debt, net	—	(165,546)
Repayment of subordinated debt	(279)	(281)

Net purchase of treasury stock	(12,961)	(3,032)
Dividends paid	(10,930)	(9,679)
Share based awards and exercises	754	1,105
Net cash provided by (used in) financing activities	323,388	(37,872)

Net change in cash and cash equivalents	14,911	(13,264)
Cash and cash equivalents at beginning of period	23,480	36,744
Cash and cash equivalents at end of period	$38,391	$23,480

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,235	$9,534
Income taxes	5,365	14,069
Transfers from loans held for sale to loans held for investment	3,147	8,410
Non-cash transfers from loans receivable to OREO	1,703	—
Transfer of securities from AFS to HTM	23,655	—
Lease liabilities arising from obtaining right-of-use assets	10,936	—
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)    Summary of Significant Accounting Policies
Nature of Operations
Meridian Corporation (“Meridian” or the “Corporation”) is a bank holding company engaged in banking activities through its wholly-owned subsidiary, Meridian Bank (the “Bank”), a full-service, state-chartered commercial bank with offices in the Delaware Valley tri-state market, which includes Pennsylvania, New Jersey and Delaware, as well as the Central Maryland market area, and Florida. We have a financial services business model with significant noninterest income streams from mortgage banking, SBA lending and wealth management services. We provide services to small and middle market businesses, professionals and retail customers throughout our market area. We have a modern, progressive, consultative approach to creating innovative solutions for our customers. We are technology driven, with a culture that incorporates significant use of customer preferred alternative delivery channels, such as mobile banking, remote deposit capture and bank-to-bank ACH. Our ‘Meridian everywhere’ philosophy of community presence, along with our strategic business footprint, allows us to provide the high degree of service, convenience and products our customers need to achieve their financial objectives. We provide this service through three principal business line distribution channels, described further below.
The Corporation operates in highly competitive market areas that includes local, regional, and national banks as competitors along with savings banks, credit unions, fintech companies, insurance companies, trust companies and registered investment advisors. The Corporation and its subsidiaries are regulated by many regulatory agencies including the SEC, FDIC, the FRB and the PDBS.
The Bank was incorporated on March 16, 2004 under the laws of the Commonwealth of Pennsylvania and is a Pennsylvania state-chartered bank. The Bank commenced operations on July 8, 2004 and is a full-service bank providing personal and business lending and deposit services through 6 full-service banking offices in Pennsylvania, 7 mortgage loan production offices throughout the Delaware Valley, and 6 mortgage loan production offices in Maryland, and a lending office in Florida. The Bank and Corporation are headquartered in Malvern, Pennsylvania, located in the western suburbs of Philadelphia.
Basis of Presentation
The accounting policies of the Corporation conform to U.S. GAAP.
The consolidated financial statements include accounts of the Corporation and its wholly owned subsidiary, the Bank, and the wholly owned subsidiaries of the Bank: Meridian Land Settlement Services LLC (“MLSS”); APEX Realty LLC (“APEX”); Meridian Wealth Partners LLC (“MWP”); and Meridian Equipment Finance LLC (“MEF”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Reclassifications had no effect on prior year net income or total stockholders’ equity.
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
Significant Concentrations of Credit Risk
Most of the Corporation’s activities are with customers located in the Delaware Valley tri-state market and the central Maryland market area. Note 4 discusses the types of securities that the Corporation invests in. Note 5 discusses types of lending that the Corporation engages in. Although the Corporation has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Corporation does not have any significant concentrations to any one industry or customer, however there is significant concentration of commercial real estate-backed loans, amounting to 33% and 37% of total loans held for investment, as of December 31, 2022 and December 31, 2021, respectively.
Presentation of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods. The FRB removed cash minimum reserve requirements in March 2020. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and the federal funds purchased and repurchased agreements.
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

Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities. Equity securities are carried at fair value, with changes in fair value reported in net income. At December 31, 2022 and 2021, investments in equity securities consisted of an investment in mutual funds with a fair value of $2.1 million, and $2.4 million, respectively.
The Corporation’s accounting policy specifies that (a) if the Corporation does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When the Corporation does not intend to sell the security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Corporation did not recognize any other-than-temporary impairment charges during the years ended December 31, 2022 and 2021.
Loans and Other Finance Receivables
Loans and other finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Corporation generally amortizes these amounts over the contractual life of the loan.
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
Allowance for Loan and Lease Losses
The Allowance or ALLL is a valuation for probable incurred credit losses established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance. All, or part, of the principal balance of loans receivable are charged off to the Allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Charge-offs for retail consumer loans and equipment leases are generally made for any balance not adequately secured after 120 days cumulative days past due.
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
We apply historical loss rates to pools of loans with similar risk characteristics. Loss rates are calculated by historical charge-offs that have occurred within each pool of loans over the LEP. The LEP is an estimate of the average amount of time from when an event happens that causes the borrower to be unable to pay on a loan until the loss is confirmed through a loan charge-off.
Another key assumption is the LBP, which represents the historical data period utilized to calculate loss rates. Our LBP goes back to Q1 2010 for all portfolio segments, as applicable, which encompasses our loss experience during the Financial Crisis, and our more recent improved loss experience.
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
A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, or a TDR. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.
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
Loans whose terms are modified are classified as TDRs if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. TDRs are considered impaired loans.
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
Commercial and Industrial – We provide a variety of variable and fixed rate commercial business loans, lines of credit, and other finance receivables. These credit facilities are made to small and medium-sized manufacturers and wholesale, retail and service-related businesses. Commercial business loans generally include lines of credit and term loans with a maturity of 5 years or less. The primary source of repayment for commercial business loans and other finance receivables is generally operating cash flows of the business and may also include collateralization of inventory, accounts receivable, equipment and/or personal guarantees. As a result, the availability of funds for repayment may depend substantially on the success of the business itself. Furthermore, any collateral may depreciate over time, may be difficult to appraise, and may fluctuate in value.
Leases – Meridian Equipment Finance specializes in small ticket equipment leases for small and mid-sized businesses nationally and through a broad range of industries. The Bank’s credit risk generally results from the potential default of borrowers which may be driven by customer specific or broader industry related conditions.
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
The largest component of Meridian’s consumer loan portfolio consists of fixed rate home equity loans and variable rate home equity lines of credit. Substantially all home equity loans and lines of credit are secured by junior lien mortgages on principal residences.  The Bank will lend amounts, which, together with all prior liens, typically may be up to 90% of the appraised value of the property securing the loan. Home equity term loans may have maximum terms up to 20 years, while home equity lines of credit generally have maximum terms of 15 years .

Credit risk on such loans is mitigated through prudent underwriting standards, including evaluation of the creditworthiness of the borrower through credit scores and debt-to-income ratios and, if secured, the collateral value of the assets.
Mortgage Banking Activities and Mortgage Loans Held for Sale
The Corporation’s mortgage banking division operates 7 offices in the tri-state area of Pennsylvania, Delaware and New Jersey and another 6 offices in Maryland. The mortgage banking division originates conventional mortgages, FHA, VA, USDA, and other state insured mortgages. The loans are generally sold to various investors in the secondary market.
Mortgage loans originated by the Corporation and intended for sale in the secondary market to permanent investors are classified as mortgage loans held for sale on the balance sheet as the Corporation has elected to measure loans held for sale at fair value. Fair value is based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements based on third party models. Gains and losses on sales of these loans, as well as loan origination costs, are recorded as a component of non-interest income in the consolidated statements of income. The Corporation’s current practice is to sell residential mortgage loans and retain the servicing rights, as discussed further below. Interest on loans held for sale is credited to income based on the principal amounts outstanding.
The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (interest rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Time elapsing between the issuance of a loan commitment and closing and sale of the loan generally ranges from 30 days to 120 days. The Corporation protects itself from changes in interest rates through the use of best efforts forward sale contracts, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. The Corporation may also commit to loan sales through a mandatory sales channel which are economically hedged by the future sale of mortgage-backed securities to third-party counterparties to mitigate the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. By entering into best efforts commitments and economically hedging the mandatory commitments, the Corporation limits its exposure to loss and its realization of significant gains related to its rate lock commitments due to changes in interest rates.
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
Loan Servicing Rights
The Corporation sells substantially all of the residential mortgage loans originated for sale in the secondary market; however, the Corporation may retain the servicing rights related to some of these loans. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received in return for these services. MSRs are recognized when a loan’s servicing rights are retained upon sale of a loan. When mortgage loans are sold with servicing retained, MSRs are initially recorded at fair value with the income effect recorded in non-interest income.
The Corporation also sells the guaranteed portion of certain SBA loans to third parties and retains servicing rights and receives servicing fees. All such transfers are accounted for as sales. While the Corporation may retain a portion of certain sold SBA loans, its continuing involvement in the portion of the loan that was sold is limited to certain servicing responsibilities.
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
Other Real Estate Owned
OREO is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. The Corporation acquires OREO through the wholly owned subsidiary of the Bank, Apex Realty. OREO is recorded at the lower of cost or fair value, or the loan amount net of estimated selling costs, at the date of foreclosure. The cost basis of OREO is its recorded value at the time of acquisition. After acquisition, valuations are periodically performed by management and subsequent changes in the valuation allowance are charged to OREO expense. Revenues, such as rental income, and holding expenses, as applicable, are included in other income and other expenses, respectively. The Corporation had one $1.7 million single property in OREO at December 31, 2022 and $0 at December 31, 2021.
Restricted Investment in Bank Stock
Restricted bank stock is principally comprised of stock in the FHLB. Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. As of December 31, 2022, and 2021, the Corporation had an investment of $6.9 million and $5.1 million, respectively, related to the FHLB stock. Also included in restricted stock is secondary stock from a correspondent bank in the amount of $50 thousand as of December 31, 2022 and 2021. All restricted stock is carried at cost.
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

Management believes no impairment charge is necessary related to these bank restricted stocks as of December 31, 2022 or 2021.
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
Bank Premises and Equipment
Bank premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 12 to 40 years Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years and 3 to 5 years for computer software and hardware, respectively. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of maintenance and repairs are expensed as incurred; while major replacements, improvements and additions are capitalized.
Lease Liabilities and Right of Use Assets
The Corporation is obligated under non-cancelable operating leases for premises for various retail branch locations and loan production offices. The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation's incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the substantial majority of the Corporation's leases are related to properties of the Bank. The Corporation separately accounts for lease and non-lease components such as property taxes, insurance, and maintenance costs. Operating lease expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. At December 31, 2022, the Corporation's leases have remaining terms of 2 months to 12 years.
Bank-Owned Life Insurance
The Corporation invests in BOLI as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in non-interest income on the consolidated statements of income.
Advertising Costs
The Corporation follows the policy of charging the costs of advertising to expense as incurred.
Employee Benefit Plans
The Corporation has a 401(k) Plan (the Plan) and an ESOP. All employees are eligible to participate in the Plan and ESOP after they have attained the age of 21 and have also completed three months consecutively of service. Employees must participate in the Plan to be eligible for participation in the ESOP. The employees may contribute to the Plan up to the maximum percentage allowable by law of their compensation. The Corporation may make a discretionary matching contribution to the Plan and the ESOP. Full vesting in the Corporation’s contribution to the Plan and ESOP is over a three-year period. The Corporation recorded expense for the Plan and ESOP of $1.0 million and $1.1 million, respectively for the year ended December 31, 2022 and $1.4 million and $1.1 million, respectively for the year ended December 31, 2021. The expense recorded by the Corporation for the ESOP for the year ended December 31, 2022 included a $671 thousand employer contribution, in addition to $426 thousand in stock compensation related expense. The expense recorded by the Corporation for the ESOP for the year ended December 31, 2021 included a $663 thousand employer contribution, in addition to $437 thousand in stock compensation related expense.
During the year ended December 31, 2022, 0 shares were purchased by the ESOP, while for the year ended December 31, 2021, 91,212 shares were purchased by the ESOP at an average market value of $12.15. Shares in the ESOP that are committed to be released to employees are treated as outstanding shares in the Corporation’s computation of earnings per share. As of December 31, 2021, 53,312 of these common shares were released to the ESOP leaving 213,248 unallocated shares. There were 534,100 shares in the ESOP as of December 31, 2022. Shares in the ESOP would be impacted by any stock dividends and stock splits in the same manner as all other outstanding common shares of the Corporation.
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
The Corporation follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2022, and 2021, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. The Corporation’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Corporation is no longer subject to examination by federal, state and local taxing authorities for years before January 1, 2019.
Stock Split
On February 28, 2023, the Corporation approved and declared a two-for-one stock split in the form of a stock dividend, payable March 20, 2023, to shareholders of record as of March 14, 2023. Under the terms of the stock split, the Corporation’s shareholders will receive a dividend of one share for every share held on the record date. The dividend will be paid in authorized but unissued shares of common stock of the Corporation. The par value of the Corporation's stock was not affected by the split and remained at $1.00 per share. All share and per share amounts reported in the consolidated financial statements have been adjusted to reflect the two-for-one stock split effective February 28, 2023.
Stock Compensation Plans
Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options and restricted share plans.
The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. All stock compensation issued has been adjusted for the two-for-one stock split effective February 28, 2023, as discussed further in footnote 13.
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
The components of other comprehensive income (loss) for the years ended December 31, 2022 and 2021 consist of unrealized holding gains and (losses) arising during the year on available-for-sale securities.
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
Revenue Recognition
The Corporation recognizes all sources of income on the accrual method, with the exception of nonaccrual loans and leases. In addition to lending and related activities, the Corporation offers various services that generate revenue, certain of which are in the scope of FASB ASU 2014-09 (Topic 606), “Revenue for Contracts with Customers” (ASC 606) is recognized within non-interest income and include wealth management fees, and transaction based and fees. Revenue is recognized when the transactions occur or as services as performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable based on a percentage of transaction size. Wealth management income for the years ended December 31, 2022 and 2021 is $4.7 million and $4.8 million. Within other non-interest income is $1.1 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively, which are in the scope of ASC 606. These amounts include wire transfer fees, ATM/debit card commissions, title fee income.
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
Other sources of the Corporation’s non-interest income that are not within the scope of ASC 606 include mortgage banking income, SBA loan income, net changes in fair values, hedging gains and losses, earnings on investments in life insurance, gains or losses on sale of investment securities, and dividends on FHLB stock.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe such matters will have a material effect on the financial statements.
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
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the Fair Value Measurements and Disclosures note to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
Recent Accounting Pronouncements
As an “emerging growth company” under the JOBS Act until December 31, 2022, the Bank was permitted an extended transition period for complying with new or revised accounting standards affecting public companies up to this date. We were classified as an emerging growth company until the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, which took place on November 7, 2022. While an emerging growth company we had elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as any financial statements that we filed in the past, are not subject to all new or revised accounting standards generally applicable to public companies for the transition period.
FASB ASU 2016-02 (Topic 842), “Leases”
Issued in February 2016, and amended in June 2020, ASU 2016-02 revised the accounting related to lessee accounting. Under the new guidance, lessees are required to recognize a lease ROU liability and a ROU asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. On January 1, 2022 the Corporation recognized a right-of-use asset and a lease obligation liability on the consolidated statement of financial condition. The adoption of the ASU was on a prospective basis and therefore comparative prior periods are still presented under ASC 840. Refer to footnote 11 - leases, for further details.
Pronouncements Not Effective as of December 31, 2022:
FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”
Issued in June 2016, ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure CECL on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU. A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, the Corporation’s effective date for the implementation of the ASU will be January 1, 2023. The Corporation has largely completed its assessment of related processes, internal controls, and data sources and has developed, documented, and validated a discounted cash flows model utilizing a third-party software provider. The Corporation anticipates that the Corporation and the Bank will continue to be well capitalized after the negative impact resulting from the adoption of CECL.

FASB ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”
Issued in April 2019, ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The amendments to estimating expected credit losses (ASU 2016-13), in particular, how a company considers recoveries and extension options when estimating expected credit losses, are the most relevant to the Corporation. The ASU clarifies that (1) the estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. Management will consider the impact of ASU 2019-04 when considering the impact of ASU 2016-13 upon adoption as of January 1, 2023.
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

(2)    Earnings per Common Share
Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period reduced by unearned ESOP Plan shares and treasury shares. Diluted earnings per common share takes into account the potential dilution, computed pursuant to the treasury stock method, that could occur if stock options were exercised and converted into common stock; if restricted stock awards were vested; and SERP plan liabilities were satisfied with common shares. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive. All share and per share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023.

	Year Ended December 31,
(dollars in thousands, except per share data)	2022	2021
Numerator for earnings per share:
Net income available to common stockholders	$21,829	$35,585

Denominators for earnings per share:
Weighted average shares outstanding	11,992	12,266
Average unearned ESOP shares	(200)	(228)
Basic weighted average shares outstanding	11,792	12,038
Dilutive effects of assumed exercises of stock options	268	260
Dilutive effects of SERP shares	144	114
Diluted weighted average shares outstanding	12,204	12,412

Basic earnings per share	$1.85	$2.96
Diluted earnings per share	$1.79	$2.87
Antidilutive shares excluded from computation of average dilutive earnings per share	464	278

(3)    Goodwill and Other Intangibles
The Corporation’s goodwill and intangible assets are detailed below:

(dollars in thousands)	December 31, 2021	Amortization Expense	December 31, 2022	Amortization Period (in years)
Goodwill	$899	$—	$899	Indefinite

Intangible assets - customer relationships	266	—	266	Indefinite
Intangible assets - non competition agreements	3,113	(204)	2,909	20
Total Intangible Assets	$3,379	$(204)	$3,175
Total	$4,278	$(204)	$4,074
Accumulated amortization of intangible assets was $1.4 million and $1.2 million as of December 31, 2022 and 2021, respectively.
In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill and identifiable intangible assets as of December 31, 2022 and determined it was more likely than not that the fair value of the Corporation was more than its carrying amount.
At December 31, 2022, the schedule of future intangible asset amortization is as follows (in thousands):

2023	$204
2024	204
2025	204
2026	204
2027	204
Thereafter	1,889
Total	$2,909

(4)    Securities
The following table presents the amortized cost and fair value of securities at the dates indicated:

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$15,581	$14	$(314)	$15,281	12
U.S. government agency MBS	12,272	5	(538)	11,739	12
U.S. government agency CMO	25,520	40	(2,242)	23,318	29
State and municipal securities	44,700	—	(5,862)	38,838	34
U.S. Treasuries	32,980	—	(3,457)	29,523	25
Non-U.S. government agency CMO	9,722	—	(633)	9,089	11
Corporate bonds	8,201	—	(643)	7,558	12
Total securities available-for-sale	$148,976	$59	$(13,689)	$135,346	135

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	$37,479	$—	$(4,394)	$33,085	25
Total securities held-to-maturity	$37,479	$—	$(4,394)	$33,085	25

	December 31, 2021
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$16,850	$55	$(68)	$16,837	10
U.S. government agency MBS	9,749	124	(60)	9,813	3
U.S. government agency CMO	22,276	358	(253)	22,381	10
State and municipal securities	72,099	1,379	(496)	72,982	12
U.S. Treasuries	29,973	1	(246)	29,728	21
Non-U.S. government agency CMO	990	—	(15)	975	1
Corporate bonds	6,450	154	(18)	6,586	5
Total securities available-for-sale	$158,387	$2,071	$(1,156)	$159,302	62

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	$6,372	$219	$—	$6,591	—
Total securities held-to-maturity	$6,372	$219	$—	$6,591	—
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at December 31, 2022, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.
During the quarter-ended March 31, 2022, $27.7 million of municipal securities, previously classified as available-for-sale on the balance sheet, were transferred to the held-to-maturity portfolio at fair value. At the time of transfer, $1.3 million of unrealized losses remained in accumulated other comprehensive income, to be amortized over the remaining life of the securities as an adjustment to yield. No gain or loss was recognized as a result of the transfer. As of December 31, 2022, $1.2 million of unrealized losses remained in accumulated other comprehensive income.
As of December 31, 2022 and December 31, 2021, securities having a fair value of $78.4 million and $92.2 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$6,531	$(80)	$4,863	$(234)	$11,394	$(314)
U.S. government agency MBS	6,022	(230)	4,637	(308)	10,659	(538)
U.S. government agency CMO	9,859	(821)	9,549	(1,421)	19,408	(2,242)
State and municipal securities	7,487	(726)	31,351	(5,136)	38,838	(5,862)
U.S. Treasuries	1,902	(97)	27,622	(3,360)	29,524	(3,457)
Non-U.S. government agency CMO	8,423	(464)	666	(169)	9,089	(633)
Corporate bonds	5,019	(431)	1,538	(212)	6,557	(643)
Total securities available-for-sale	$45,243	$(2,849)	$80,226	$(10,840)	$125,469	$(13,689)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$10,130	$(364)	$22,543	$(4,030)	$32,673	$(4,394)
Total securities held-to-maturity	$10,130	$(364)	$22,543	$(4,030)	$32,673	$(4,394)

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$12,330	$(68)	$—	$—	$12,330	$(68)
U.S. government agency MBS	3,852	(60)	—	—	3,852	(60)
U.S. government agency CMO	8,836	(187)	1,657	(66)	10,493	(253)
State and municipal securities	14,994	(427)	2,019	(69)	17,013	(496)
U.S. Treasuries	28,750	(246)	—	—	28,750	(246)
Non-U.S. government agency CMO	975	(15)	—	—	975	(15)
Corporate bonds	2,232	(18)	—	—	2,232	(18)
Total securities available-for-sale	$71,969	$(1,021)	$3,676	$(135)	$75,645	$(1,156)
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2022				December 31, 2021
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—	$—	$—	$763	$769
Due after one year through five years	18,865	17,289	4,275	4,238	12,934	12,885	2,354	2,397
Due after five years through ten years	28,647	25,459	2,998	2,683	30,890	30,798	3,255	3,425
Due after ten years	53,950	48,453	30,206	26,164	81,548	82,450	—	—
Subtotal	101,462	91,201	37,479	33,085	125,372	126,133	6,372	6,591
Mortgage-related securities	47,514	44,145	—	—	33,015	33,169	—	—
Total	$148,976	$135,346	$37,479	$33,085	$158,387	$159,302	$6,372	$6,591

The following table presents the gross gain on sale of investment securities available for sale on the dates indicated:

	Years Ended December 31,
(dollars in thousands)	2022	2021
Proceeds from sale of investment securities	$—	$23,585
Gross gain on sale of available for sale investments	—	634
Gross loss on sale of available for sale investments	—	199

(5)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables, net of fees and costs detailed by category at the dates indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
Real estate loans:
Commercial mortgage	$565,400	$516,928
Home equity lines and loans	59,399	52,299
Residential mortgage	221,837	68,175
Construction	271,955	160,905
Total real estate loans	1,118,591	798,307
Commercial and industrial	341,378	384,562
Small business loans	136,155	114,158
Consumer	488	419
Leases, net	138,986	88,242
Loans and other finance receivables, net of fees and costs	$1,735,598	$1,385,688

Balances included in loans, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$14,502	$17,558
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,930	17,106
Unearned lease income included in leases, net	(25,715)	(17,366)
Unamortized net deferred loan origination costs	8,084	769
Fair Value Option for Residential Mortgage Real Estate Loans
Residential mortgage real estate loans that were originated by the Corporation and intended for sale in the secondary market to permanent investors, but were either repurchased or unsalable due to defect and that the Corporation has the ability and intent to hold for the foreseeable future or until maturity or payoff are carried at fair value pursuant to the Corporation's election of the fair value option for these loans. The remaining loans, net of fees and costs are stated at their outstanding unpaid principal balances, net of deferred fees or costs since the original intent for these loans was to hold them until payoff or maturity.
Nonaccrual and Past Due Loans, Net of Fees and Costs
The following tables present an aging of the Corporation’s loans, net of fees and costs at the dates indicated:

	December 31, 2022
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans, net of fees and costs	% Delinquent
Commercial mortgage	$—	$—	$—	$565,260	$565,260	$140	$565,400	0.02%
Home equity lines and loans	146	—	146	58,156	58,302	1,097	59,399	2.09
Residential mortgage (1)	4,262	—	4,262	215,490	219,752	2,085	221,837	2.86
Construction	1,206	—	1,206	270,749	271,955	—	271,955	0.44
Commercial and industrial	101	—	101	328,730	328,831	12,547	341,378	3.70
Small business loans	939	—	939	130,751	131,690	4,465	136,155	3.97
Consumer	—	—	—	488	488	—	488	—
Leases, net	1,173	—	1,173	136,911	138,084	902	138,986	1.49%
Total	$7,827	$—	$7,827	$1,706,535	$1,714,362	$21,236	$1,735,598	1.67%

(1) Includes $14,502 of loans at fair value of which $13,760 are current, $184 are 30-89 days past due, and $558 are nonaccrual.

	December 31, 2021
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans, net of fees and costs	% Delinquent
Commercial mortgage	$—	$—	$—	$516,928	$516,928	$—	$516,928	—%
Home equity lines and loans	103	—	103	51,285	51,388	911	52,299	1.94
Residential mortgage (1)	600	—	600	65,177	65,777	2,398	68,175	4.40
Construction	—	—	—	160,905	160,905	—	160,905	—
Commercial and industrial	—	—	—	365,761	365,761	18,801	384,562	4.89
Small business loans	—	—	—	113,492	113,492	666	114,158	0.58
Consumer	—	—	—	419	419	—	419	—
Leases, net	390	—	390	87,640	88,030	212	88,242	0.68%
Total	$1,093	$—	$1,093	$1,361,607	$1,362,700	$22,988	$1,385,688	1.74%

(1) Includes $17,558 of loans at fair value of which $16,768 are current, $189 are 30-89 days past due and $601 are nonaccrual.
Foreclosed and Repossessed Assets
At December 31, 2022, there were 5 consumer mortgage loans totaling $942 thousand, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) for which formal foreclosure proceedings were in process.
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

(6)    Allowance for Loan and Lease Losses (the Allowance)
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
Roll-Forward of Allowance by Portfolio Segment
The following tables detail the roll-forward of the Corporation’s Allowance, by portfolio segment, for the periods indicated:

	Year Ended December 31, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial mortgage	$4,950	$—	$—	$(855)	$4,095
Home equity lines and loans	224	(12)	43	(67)	188
Residential mortgage	283	—	2	663	948
Construction	2,042	—	—	1,033	3,075
Commercial and industrial	6,533	—	97	(2,618)	4,012
Small business loans	3,737	—	—	1,172	4,909
Consumer	3	—	4	(4)	3
Leases	986	(2,616)	64	3,164	1,598
Total	$18,758	$(2,628)	$210	$2,488	$18,828

	Year Ended December 31, 2021
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial mortgage	$7,451	$—	$—	$(2,501)	$4,950
Home equity lines and loans	434	(81)	82	(211)	224
Residential mortgage	385	—	5	(107)	283
Construction	2,421	—	—	(379)	2,042
Commercial and industrial	5,431	—	41	1,061	6,533
Small business loans	1,259	—	—	2,478	3,737
Consumer	4	—	4	(5)	3
Leases	382	(130)	—	734	986
Total	$17,767	$(211)	$132	$1,070	$18,758
Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment at the dates indicated:

	December 31, 2022
	Allowance on loans and leases			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial mortgage	$—	$4,095	$4,095	$2,445	$562,955	$565,400
Home equity lines and loans	—	188	188	1,097	58,302	59,399
Residential mortgage	—	948	948	1,454	205,881	207,335
Construction	—	3,075	3,075	1,206	270,749	271,955
Commercial and industrial (2)	776	3,236	4,012	12,547	328,831	341,378
Small business loans	1,449	3,460	4,909	4,527	131,628	136,155
Consumer	—	3	3	—	488	488
Leases	—	1,598	1,598	902	138,084	138,986
Total (1)	$2,225	$16,603	$18,828	$24,178	$1,696,918	$1,721,096

	December 31, 2021
	Allowance on loans and leases			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial mortgage	$—	$4,950	$4,950	$3,556	$513,372	$516,928
Home equity lines and loans	—	224	224	905	51,394	52,299
Residential mortgage	—	283	283	1,797	48,820	50,617
Construction	—	2,042	2,042	1,206	159,699	160,905
Commercial and industrial (2)	2,900	3,633	6,533	17,361	367,201	384,562
Small business loans	376	3,361	3,737	792	113,366	114,158
Consumer	—	3	3	—	419	419
Leases	—	986	986	212	88,030	88,242
Total (1)	$3,276	$15,482	$18,758	$25,829	$1,342,301	$1,368,130

(1) Excludes deferred fees and loans carried at fair value.
(2) Includes $4.7 million and $90.2 million of PPP loans as of December 31, 2022 and 2021, respectively, which are not reserved against as they are 100% guaranteed by the SBA.
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
•Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loan balances classified as doubtful are carried at their net realizable values.
The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for loan and lease losses at the dates indicated:

	December 31, 2022
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total
Commercial mortgage	$536,705	$25,309	$3,386	$—	$565,400
Home equity lines and loans	57,822	—	1,577	—	59,399
Construction	260,085	11,870	—	—	271,955
Commercial and industrial	295,502	6,587	39,289	—	341,378
Small business loans	131,690	—	4,465	—	136,155
Total	$1,281,804	$43,766	$48,717	$—	$1,374,287
Commercial and industrial loans classified as substandard totaled $39.3 million as of December 31, 2022, a decrease of $3.6 million from $42.9 million as of December 31, 2021, due to payoffs and/or principal payments.

	December 31, 2021
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total
Commercial mortgage	$481,551	$29,452	$5,925	$—	$516,928
Home equity lines and loans	50,908	—	1,391	—	52,299
Construction	151,608	9,297	—	—	160,905
Commercial and industrial	327,089	14,603	42,870	—	384,562
Small business loans	112,096	—	2,062	—	114,158
Total	$1,123,252	$53,352	$52,248	$—	$1,228,852
In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Performing	Non- performing	Total	Performing	Non- performing	Total
Residential mortgage (1)	$205,881	$1,454	$207,335	$48,820	$1,797	$50,617
Consumer	488	—	488	419	—	419
Leases, net	138,084	902	138,986	88,030	212	88,242
Total	$344,453	$2,356	$346,809	$137,269	$2,009	$139,278

(1) There were four nonperforming residential mortgage loans at December 31, 2022 and four nonperforming residential mortgage loans at December 31, 2021 with a combined outstanding principal balance of $558 thousand and $601 thousand, respectively, which were carried at fair value and not included in the table above.

Impaired Loans
The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized at the dates indicated.

	December 31, 2022			December 31, 2021
(dollars in thousands)	Recorded investment	Principal balance	Related allowance	Recorded investment	Principal balance	Related allowance
Impaired loans with related allowance:
Commercial and industrial	$11,099	$12,095	$776	$17,147	$17,310	$2,900
Small business loans	3,730	3,730	1,449	666	666	376
Total	$14,829	$15,825	$2,225	$17,813	$17,976	$3,276
Impaired loans without related allowance:
Commercial mortgage	$2,445	$2,456	$—	$3,556	$3,559	$—
Commercial and industrial	1,448	1,494	—	214	269	—
Small business loans	797	797	—	126	126	—
Home equity lines and loans	1,097	1,097	—	905	935	—
Residential mortgage	1,454	1,454	—	1,797	1,797	—
Construction	1,206	1,206	—	1,206	1,206	—
Leases	902	902	—	212	212	—
Total	$9,349	$9,406	$—	$8,016	$8,104	$—
Grand Total	$24,178	$25,231	$2,225	$25,829	$26,080	$3,276
The following table details the average recorded investment and interest income recognized on impaired loans by portfolio segment.

	Year Ended December 31, 2022		Year Ended December 31, 2021
(dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with related allowance:
Commercial and industrial	$13,211	$—	$17,349	$15
Small business loans	3,731	—	887	—
Total	$16,942	$—	$18,236	$15
Impaired loans without related allowance:
Commercial mortgage	$2,523	$105	$3,578	$43
Commercial and industrial	559	297	239	24
Small business loans	802	9	154	14
Home equity lines and loans	1,097	38	914	—
Residential mortgage	1,473	205	1,807	11
Construction	1,206	78	1,206	62
Leases	825	—	240	—
Total	$8,485	$732	$8,138	$154
Grand Total	$25,427	$732	$26,374	$169
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

The following table presents information about TDRs at the dates indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
TDRs included in nonperforming loans and leases	$207	$361
TDRs in compliance with modified terms	3,573	3,446
Total TDRs	$3,780	$3,807
There was 1 new modification on a commercial mortgage for $684 thousand for the year ended December 31, 2022, and 2 modifications granted during the year ended December 31, 2021 on commercial mortgages for $1.2 million. Total TDRs declined year-over-year, despite the new modification in 2022, as two TDRs from prior to 2021 totaling $563 thousand paid off in 2022. No modifications granted during the twelve months ended December 31, 2022 and 2021 subsequently defaulted during the same time period.

(7)    Bank Premises and Equipment
The components of premises and equipment at December 31, 2022 and 2021 are as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Buildings	$9,150	$4,141
Leasehold improvements	3,347	3,347
Land	600	600
Land Improvements	218	218
Furniture, fixtures and equipment	3,577	3,229
Computer equipment and data processing software	9,242	7,971
Construction in process	40	3,763
Less: accumulated depreciation	(12,825)	(11,463)
Total	$13,349	$11,806
Total depreciation expense for the years ended December 31, 2022 and 2021 totaled $1.4 million and $1.3 million, respectively.

(8)    Deposits
The components of deposits at December 31, 2022 and 2021 are as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Demand, non-interest bearing	$301,727	$274,528
Demand, interest bearing	219,838	268,248
Savings accounts	36,125	45,038
Money market accounts	661,439	652,590
Time deposits	493,350	206,009
Total	$1,712,479	$1,446,413
The aggregate amount of time deposits in denominations over $250 thousand were $394.3 million and $179.8 million as of December 31, 2022 and 2021, respectively.
At December 31, 2022, the scheduled maturities of time deposits are as follows (in thousands):

2023	$414,853
2024	20,815
2025	24,211
2026	33,450
2027	21
Total	$493,350

(9)    Borrowings
The Corporation’s short-term borrowings generally consist of Federal funds purchased and short-term borrowings extended under agreements with the FHLB and two unsecured Federal funds borrowing facilities with correspondent banks: one of $24 million and one of $15 million. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 in Federal funds purchased at December 31, 2022 and December 31, 2021. The Corporation also has a facility with the Federal Reserve Bank discount window of $8.8 million. This facility is fully secured by investment securities. There were no borrowings under this at December 31, 2022 and December 31, 2021.
The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	December 31, 2022	December 31, 2021
FHLB Open Repo Plus Weekly	6/5/2023	4.45% - 3.11%	$113,147	$36,458
FHLB Mid-term Repo-fixed	9/12/2022	0.23%	—	4,886
Total			$113,147	$41,344
The Corporation had long-term debt of $8.9 million as of December 31, 2022, with an interest rate of 4.23% and a maturity date of December 22, 2025. The Corporation had no long-term debt as of December 31, 2021.
The FHLB has also issued $49.1 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2023.
The Corporation has a maximum borrowing capacity with the FHLB of $561.7 million as of December 31, 2022 and $505.4 million as of December 31, 2021. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(10)    Subordinated Debentures
In December 2008, the Bank issued $550 thousand of mandatory convertible unsecured subordinated debentures (2008 Debentures). The 2008 Debentures have a maturity date of December 18, 2023 and interest on the 2008 Debentures is paid quarterly at 6%. The 2008 Debentures are convertible into 1 share of the Corporation’s common stock for every $15 in principal amount of the 2008 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank. The 2008 Debentures began to repay principal in eight equal installments which commenced in December of 2016. As of December 31, 2022, $56 thousand of the 2008 Debentures remained outstanding, after pay downs of $56 thousand each year during 2022 and 2021.
In December 2011, the Bank issued $1.4 million of mandatory convertible unsecured subordinated debentures (2011 Debentures). The 2011 Debentures have a maturity date of December 31, 2026 and interest on the 2011 Debentures is paid quarterly at 6%. The 2011 Debentures are convertible into 1 share of the Corporation’s common stock for every $17 in principal amount of the 2011 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank. The 2011 Debentures began to repay principal in eight equal installments which commenced in December of 2020. As of December 31, 2022, $462 thousand of the 2011 Debentures remained outstanding, after pay downs of $116 thousand each year during 2022 and 2021.
In April 2013, the Bank issued $1.4 million of mandatory convertible unsecured subordinated debentures (2013 Debentures). The 2013 Debentures have a maturity date of December 31, 2028 and interest on the 2013 Debentures is paid quarterly at 6.5%. The 2013 Debentures are convertible into 1 share of the Corporation’s common stock for every $22 in principal amount of the 2013 Debentures automatically on such date, if any, as accumulated losses of the Bank first exceed the sum of the retained earnings and capital surplus accounts of the Bank. As of December 31, 2022, $652 thousand of the 2013 Debentures remained outstanding, after pay downs of $109 thousand each year during 2022 and 2021. Subsequent to December 31, 2022 $56 thousand 2013 Debentures was redeemed by the holder.
Upon formation of the bank holding company, the Corporation assumed the 2008, 2011, and 2013 Debentures that were originally issued by the Bank.
During December 2019, the Corporation issued $40 million of fixed-to-floating rate non-convertible unsecured subordinated debentures (2019 Debentures). The 2019 Debentures have a maturity date of December 30, 2029 and interest on the 2019 Debentures is paid semiannually at 5.375%. The debt issuance costs are included as a direct deduction from the debt liability and these costs are amortized to interest expense using the effective yield method. During 2022 and 2021 the Corporation made interest payments of $2.2 million each year on the 2019 Debentures.
The 2008, 2011, and 2013 Debentures are includable as Tier 2 capital for determining the Bank’s compliance with regulatory capital requirements (see footnote 17). The 2019 Debentures are included as Tier 2 capital for the Corporation and as Tier 1 capital for the Bank.

(11)    Servicing Assets
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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $1.0 billion of residential mortgage loans as of December 31, 2022 and 2021. During the year ended December 31, 2022 the Corporation recognized servicing fee income of $2.6 million compared to $2.0 million, during the year ended December 31, 2021.
Changes in the MSR balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Balance at beginning of the period	$10,756	$4,647
Servicing rights capitalized	668	6,769
Amortization of servicing rights	(1,488)	(1,087)
Change in valuation allowance	6	427
Balance at end of the period	$9,942	$10,756
Activity in the valuation allowance for MSRs was as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Valuation allowance, beginning of period	$(8)	$(435)
Impairment	(4)	—
Recovery	10	427
Valuation allowance, end of period	$(2)	$(8)
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2022, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.05% and a discount rate equal to 9.50%. At December 31, 2021, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 7.23% and a discount rate equal to 9.00%. As interest rates increased and the number of mortgage refinancings have declined, model inputs have been adjusted to align the MSRs fair value with market conditions.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2022	December 31, 2021
Fair value of residential mortgage servicing rights	$11,567	$11,241

Weighted average life (months)	22	11

Prepayment speed	8.05%	7.23%
Impact on fair value:
10% adverse change	$(268)	$(376)
20% adverse change	(525)	(731)

Discount rate	9.50%	9.00%
Impact on fair value:
10% adverse change	$(404)	$(436)
20% adverse change	(777)	(840)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $166.1 million and $115.1 million of SBA loans, as of December 31, 2022 and December 31, 2021, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Balance at beginning of the period	$2,009	$970
Servicing rights capitalized	1,395	1,488
Amortization of servicing rights	(732)	(392)
Change in valuation allowance	(268)	(57)
Balance at end of the period	$2,404	$2,009
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Valuation allowance, beginning of period	$(96)	$(39)
Impairment	(408)	(57)
Recovery	140	—
Valuation allowance, end of period	$(364)	$(96)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2022, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.73% and a discount rate equal to 18.96%. At December 31, 2021, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.38% and a discount rate equal to 9.01%. The change in valuation allowance due to impairment noted in the tables above, was largely due to the increases in discount rate and prepayment speed as a result of the rising interest rate environment and depressed market pricing on sales of such loans.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2022	December 31, 2021
Fair value of SBA loan servicing rights	$2,422	$2,107

Weighted average life (years)	3.8	3.8

Prepayment speed	12.73%	12.38%
Impact on fair value:
10% adverse change	$(73)	$(69)
20% adverse change	(141)	(132)

Discount rate	18.96%	9.01%
Impact on fair value:
10% adverse change	$(53)	$(54)
20% adverse change	(104)	(106)
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

(12)    Lease Commitments
On January 1, 2022, the Corporation adopted ASU 2016-02 (Topic 842), “Leases”, as further explained in Note 1, Summary of Significant Accounting Policies. The Corporation’s operating leases consist of various retail branch locations and loan production offices. As of December 31, 2022, the Corporation’s leases have remaining lease terms ranging from 2 months to 12 years, including extension options.
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
As of December 31, 2022 the Corporation’s ROU assets and related lease liabilities were $9.0 million and $8.9 million, respectively. These amounts are included within other assets and other liabilities, respectively.
The components of lease expense were as follows:

Year Ended December 31,
(dollars in thousands)	2022
Operating lease expense	$2,242
Short term lease expense	13
Total lease expense	$2,255
Supplemental cash flow information related to leases was as follows:

(dollars in thousands)	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,150
ROU asset obtained in exchange for lease liabilities	10,936

Maturities of operating lease liabilities were as follows for the period indicated:

(dollars in thousands)	December 31, 2022
2023	$1,919
2024	1,746
2025	1,456
2026	1,436
2027	1,278
Thereafter	1,856
$9,691
Less: Present value discount	(827)
Total operating lease liabilities	$8,864
As of December 31, 2022, the weighted-average remaining lease term for all operating leases, including extension options that the Corporation is reasonably certain will be exercised for retail branch locations, is 6.2 years.
Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of December 31, 2022 is 2.63%.
As of December 31, 2022, the Corporation entered into one additional lease for a branch re-location. This lease will commence upon discontinuance of the previous location.
Total rental expense for the year ended December 31, 2022 was $2.2 million.

(13)    Stock-Based Compensation
The Corporation has issued stock options under the Meridian Bank 2004 Stock Option Plan (2004 Plan). The 2004 Plan authorized the Board of Directors to grant options up to an aggregate of 892,182 shares, as adjusted for the 5% stock dividends in 2012, 2014 and 2016, and the two-for-one stock split effective February 28, 2023, to officers, other employees and directors of the Corporation. No additional shares are available for future grants. The shares granted under the 2004 Plan to directors are nonqualified options. The shares granted under the 2004 Plan to officers and other employees are incentive stock options, and are subject to the limitations under Section 422 of the Internal Revenue Code.
The Meridian Bank 2016 Equity Incentive Plan (2016 Plan) was amended on May 24, 2019 to authorize the Board of Directors to grant up to an aggregate of 1,373,800 stock awards that can take different forms. A total of 1,124,000 stock options and 86,416 shares of restricted stock have been granted under the 2016 Plan through December 31, 2022, including the impact of the two-for-one stock split. As of December 31, 2022 there were 239,540 stock awards remaining to be issued. Options granted under the 2016 Plan to directors are nonqualified options, while options granted to officers and other employees are incentive stock options, and are subject to the limitations under Section 422 of the Internal Revenue Code.
Stock Options
Stock-based compensation cost is measured at the grant date, based on the fair value of the award and the cost is recognized as an expense over the vesting period. The fair value of stock option grants is determined using the Black-Scholes pricing model. The assumptions necessary for the calculation of the fair value are expected life of options, annual volatility of stock price, risk-free interest rate and annual dividend yield.
Stock option awards granted under the 2016 Plan have a term that does not exceed 10 years and vest according to each award’s specific vesting schedule. Currently, all option awards granted to date vest 25% upon grant and become fully exercisable after 3 years of service from the grant date.

The following table provides information about stock options outstanding as of December 31, 2022 and 2021:

	Shares	Weighted average exercise price	Weighted average grant date fair value
Outstanding at December 31, 2020	801,454	$8.27	$2.35
Exercised	(154,530)	6.84	2.18
Granted	285,300	13.75	4.74
Forfeited	(8,296)	9.32	3.29
Outstanding at December 31, 2021	923,928	$10.19	$3.10
Exercised	(87,134)	8.67	2.43
Granted	246,500	16.22	5.38
Forfeited	(29,606)	12.14	3.92
Outstanding at December 31, 2022	1,053,688	$11.67	$3.67
Exercisable at December 31, 2022	694,670	10.26	3.09
Nonvested at December 31, 2022	359,018	14.40	4.79
The weighted average remaining contractual life of the outstanding stock options at December 31, 2022 is 7.4 years. At December 31, 2022 the range of exercise prices is $5.90 to $17.76. The aggregate intrinsic value of options outstanding and exercisable was $3.9 million and $3.5 million, respectively, as of December 31, 2022.
The fair value of each option granted in 2022 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 2.6%, risk-free interest rate of between 3.01% and 4.26%, expected life of 5.75 years, and expected volatility of between 33.30% and 39.00% based on an average of the Corporation’s share price since going public. The weighted average fair value of options granted in 2022 was $4.67 to $5.82 per share.
The fair value of each option granted in 2021 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 2.6%, risk-free interest rate of between 1.02% and 1.54%, expected life of 5.75 years, and expected volatility of 39.25% and 40.97%% based on an average of the Corporation’s share price since going public. The weighted average fair value of options granted in 2021 was $4.07 to $4.79 per share.
Total stock option compensation cost for the years ended December 31, 2022 and 2021 was $1.0 million and $803 thousand, respectively. During the year ended December 31, 2022 and 2021, the Corporation received $711 thousand and $1.0 million from the exercise of stock options, respectively. The Corporation recognized $116 thousand in excess tax benefits related to stock compensation cost for the twelve months ended December 31, 2022. No such excess tax benefits were recognized 2021.
In accordance with ASU 2016-09 – Compensation – Stock Compensation (ASU 2016-09), forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the year ended December 31, 2022, we recognized the forfeiture of 29,606 of shares of stock options that were previously granted to officers and other employees.
As of December 31, 2022, there was $1.7 million of unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of 7.4 years. During 2022, the intrinsic value of options exercised was $754 thousand.
Restricted Stock
The restricted stock awards granted under the 2016 Plan vest according to each award’s specific vesting schedule. No awards were granted in 2022. All awards granted in 2021 vested 100% one year from the grant date. The grant date fair value of the restricted stock is based on the closing price on the date prior to the grant.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	66,416	$7.00
Granted	20,000	13.18
Vested	(33,206)	7.00
Outstanding at December 31, 2021	53,210	$9.33
Granted	—	—
Vested	(53,210)	9.33
Outstanding at December 31, 2022	—	$—
Nonvested at December 31, 2022	—	—
Compensation expense for restricted stock is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2022 and 2021, the Corporation recognized $70 thousand and $460 thousand of expense related to the restricted stock, respectively. As of December 31, 2022, there was $0 in unrecognized compensation costs related to restricted stock.

(14)    Income Taxes
The following table presents the components of federal and state income tax expense for the periods indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
Federal:
Current	$4,580	$10,022
Deferred	903	(717)
Total federal income tax expense	$5,483	$9,305
State:
Current	$494	$1,463
Deferred	114	(51)
Total state income tax expense	$608	$1,412
Total income tax expense	$6,091	$10,717
A reconciliation of the statutory income tax at 21% to the income tax expense included in the statement of operations is as follows for 2022 and 2021, respectively:

(dollars in thousands)	December 31, 2022		December 31, 2021
Federal income tax at statutory rate	$5,863	21.0%	$9,733	21.0%
State tax expense, net of federal benefit	480	1.7	1,116	2.4
Tax exempt interest	(276)	(1.0)	(248)	(0.5)
Bank owned life insurance	(116)	(0.4)	(77)	(0.2)
Stock based compensation	36	0.1	81	0.2
ESOP	48	0.2	41	0.1
Other	56	0.2	71	0.1
Effective income tax rate	$6,091	21.8%	$10,717	23.1%
The components of the net deferred tax asset at December 31, 2022 and 2021 are as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for loan and lease losses	$4,212	$4,345
Unrealized loss on available for sale securities	3,327	—
Accrued incentive compensation	—	287
Accrued retirement	891	874
Mortgage pipeline fair-value adjustment	535	—
Deferred rent	96	141
Mortgage repurchase reserve	192	738
Other	179	183
Total deferred tax asset	$9,432	$6,568
Deferred tax liabilities:
Property and equipment	$(948)	$(535)
Loan servicing rights	(2,762)	(2,957)
Intangibles	(23)	(15)
Mortgage pipeline fair-value adjustment	—	(308)
Hedge instrument fair-value adjustment	(12)	(190)
Unrealized gain on available for sale securities	—	(213)
Prepaid expenses	(341)	(465)
Deferred loan costs	(1,410)	(471)
Other	—	(1)
Total deferred tax liability	$(5,496)	$(5,155)
Net deferred tax asset	$3,936	$1,413

The effective tax rates for the twelve-month periods ended December 31, 2022 and 2021 were 21.8% and 23.1% respectively. The decrease in rate between 2021 and 2022 was primarily related to the decrease in pre-tax income as well as a reduction in state income tax expense.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets.
As of December 31, 2022, the Corporation had an investment in low-income housing tax credits of $5.3 million on which it recognized tax credits of $294 thousand, amortization of $381 thousand and tax benefits from losses of $131 thousand during the year ended December 31, 2022. As of December 31, 2021, the Corporation had an investment in low-income housing tax credits of $3.3 million on which it recognized tax credits of $161 thousand, amortization of $183 thousand and tax benefits from losses of $144 thousand during the year ended December 31, 2021. The tax benefits are included within other in the statutory rate reconciliation above.

(15)    Transactions with Executive Officers, Directors and Principal Stockholders
The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties). Loans receivable from related parties totaled $2.0 million and $5.1 million at December 31, 2022 and 2021, respectively. Advances, repayments, and the effect of changes in composition of related parties during 2022 totaled $5.2 million, $6.1 million, and $2.2 million, respectively. Advances, repayments, and the effect of changes in composition of related parties during 2021 totaled $2.8 million, $1.3 million, and $284 thousand, respectively.
Deposits of related parties totaled $32.6 million and $34.7 million at December 31, 2022 and 2021, respectively. Subordinated debt held by related parties totaled $208 thousand and $409 thousand at December 31, 2022 and 2021, respectively.
The Corporation paid legal fees of $14 thousand and $22 thousand to a law firm of a director for the years ended December 31, 2022 and 2021, respectively. The director retired from the law firm in 2022.

(16)    Financial Instruments with Off-Balance Sheet Risk, Commitments and Contingencies
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
A summary of the Corporation’s financial instrument commitments at December 31, 2022 and 2021 is as follows:

(dollars in thousands)	December 31, 2022	December 31, 2021
Commitments to fund loans and commitments under lines of credit	$506,203	$486,632
Letters of credit	19,042	25,986
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
Loans sold under FHA or investor programs are subject to indemnification or repurchase if they fail to meet the origination criteria of those programs or if the loan is two or three months delinquent during a set period that usually varies from the first six months to a year after the loan is sold. There was 2 indemnifications signed for the year ended December 31, 2022 for $734 thousand, and 1 indemnification signed for the year ended December 31, 2021 for $109 thousand. A repurchase reserve of $858 thousand was recorded at December 31, 2022, as compared to $3.2 million as of December 31, 2021. There were 8 loans repurchased for the year ended December 31, 2022 with a total unpaid principal balance of $1.8 million, as compared to six loans repurchased for the year ended December 31, 2021 with an unpaid principal balance of $1.3 million.

(17)    Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Corporation to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2022, that the Bank and the Corporation meet all capital adequacy requirements to which it is subject.
Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Bank’s CBLR ratio was 9.95% at December 31, 2022.
As of December 31, 2022, the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank is subject to certain restrictions on the amount of dividends that it may declare and pay to the Corporation due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.
The Corporation’s and the Banks’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2022 and 2021 are presented below.

	Corporation		Bank		Well-capitalized minimum
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Tier 1 leverage ratio	8.13%	9.39%	9.95%	11.51%	5.00%
Common tier 1 risk-based capital ratio	8.77%	10.83%	10.73%	13.27%	6.50%
Tier 1 risk-based capital ratio	8.77%	10.83%	10.73%	13.27%	8.00%
Total risk-based capital ratio	12.05%	14.81%	11.87%	14.63%	10.00%

(18)    Fair Value Measurements and Disclosures
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
The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	December 31, 2022
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$15,281	$—	$15,281	$—
U.S. government agency MBS	11,739	—	11,739	—
U.S. government agency CMO	23,318	—	23,318	—
State and municipal securities	38,838	—	38,838	—
U.S. Treasuries	29,523	29,523	—	—
Non-U.S. government agency CMO	9,089	—	9,089	—
Corporate bonds	7,558	—	7,558	—
Equity investments	2,086	—	2,086	—
Mortgage loans held for sale	22,243	—	22,243	—
Mortgage loans held for investment	14,502	—	14,502	—
Interest rate lock commitments	87	—	—	87
Forward commitments	—	—	—	—
Customer derivatives - interest rate swaps	3,846	—	3,846	—
Total	$178,110	$29,523	$148,500	$87

Liabilities
Interest rate lock commitments	$79	$—	$—	$79
Customer derivatives - interest rate swaps	3,799	—	3,799	—

	December 31, 2022
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Risk Participation Agreements	17	—	17	—
Total	$3,895	$—	$3,816	$79

	December 31, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$16,837	$—	$16,837	$—
U.S. government agency MBS	9,813	—	9,813	—
U.S. government agency CMO	22,381	—	22,381	—
State and municipal securities	72,982	—	72,982	—
U.S. Treasuries	29,728	29,728	—	—
Non-U.S. government agency CMO	975	—	975	—
Corporate bonds	6,586	—	6,586	—
Equity investments	2,354	—	2,354	—
Mortgage loans held for sale	80,882	—	80,882	—
Mortgage loans held for investment	17,558	—	17,558	—
Interest rate lock commitments	1,122	—	—	1,122
Forward commitments	65	—	65	—
Customer derivatives - interest rate swaps	961	—	961	—
Total	$262,244	$29,728	$231,394	$1,122

Liabilities
Interest rate lock commitments	$203	$—	$—	$203
Forward commitments	106	—	106	—
Customer derivatives - interest rate swaps	1,018	—	1,018	—
Total	$1,327	$—	$1,124	$203
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
Mortgage servicing rights	$9,942	$10,756
SBA loan servicing rights	2,404	2,009
Impaired loans (1)
Commercial and industrial	—	1,837
Small business loans	2,281	290
Total	$14,627	$14,892

(1) Impaired loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Refer to the following page for further qualitative discussion around impaired loans.
The following table details the valuation techniques for Level 3 impaired loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
December 31, 2022	$2,281	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
December 31, 2021	2,127	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount

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

The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

		December 31, 2022		December 31, 2021
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$38,391	$38,391	$23,480	$23,480
Mortgage loans held for sale	Level 2	22,243	22,243	80,882	80,882
Loans receivable, net of the allowance for loan and lease losses	Level 3	1,729,180	1,679,955	1,368,899	1,370,885
Mortgage loans held for investment	Level 2	14,502	14,502	17,558	17,558
Financial liabilities:
Deposits	Level 2	1,712,479	1,575,600	1,446,413	1,549,100
Short-term borrowings	Level 2	122,082	122,082	41,344	41,344
Subordinated debentures	Level 2	40,346	40,020	40,508	40,803
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2022	2021
Balance at beginning of the period	$1,122	$6,932
Decrease in value	(1,035)	(5,810)
Balance at end of the period	$87	$1,122
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
December 31, 2022	$87	Market comparable pricing	Pull through	1% - 99%	84.05%
December 31, 2021	1,122	Market comparable pricing	Pull through	1% - 99%	87.66%

(19)    Derivative Financial Instruments
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

The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		December 31, 2022		December 31, 2021
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$16,590	$87	$108,653	$1,122
Negative fair values	Other liabilities	16,108	(79)	35,264	(203)
Total		$32,698	$8	$143,917	$919

Forward Commitments
Positive fair values	Other assets	$—	$—	$30,500	$65
Negative fair values	Other liabilities	—	—	45,500	(106)
Total		$—	$—	$76,000	$(41)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$43,779	$3,846	$35,447	$961
Negative fair values	Other liabilities	43,779	(3,799)	35,447	(1,018)
Total		$87,558	$47	$70,894	$(57)

Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	7,200	(17)	—	—
Total		$7,200	$(17)	$—	$—
Total derivative financial instruments		$127,456	$38	$290,811	$821
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the fair value (losses) gains on derivative financial instruments:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Interest Rate Lock Commitments	$(911)	$(5,913)
Forward Commitments	41	1,531
Customer Derivatives - Interest Rate Swaps	105	44
Risk Participation Agreements	62	—
Net fair value (losses) gains on derivative financial instruments	$(703)	$(4,338)
Net realized gains on derivative hedging activities were $5.4 million and net realized gains were $3.0 million for the year ended December 31, 2022 and 2021, respectively, and are included in non-interest income in the consolidated statements of income.

(20)    Segments
ASC Topic 280 – Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in this codification to the results of its operations.
Our Banking segment (“Bank”) consists of commercial and retail banking. The Banking segment generates interest income from its lending (including leasing) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of SBA loans, sales of available for sale investment securities, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income, title insurance fees, and other less significant non-interest income.

Meridian Wealth (“Wealth”), a registered investment advisor and wholly-owned subsidiary of the Bank, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. The unit generates non-interest income through advisory fees.
Meridian’s mortgage banking segment (“Mortgage”) consists of 12 loan production offices throughout suburban Philadelphia and Maryland. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale. The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains (losses).

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations. Total assets for each segment is also provided.

	Segment Information
	Year Ended December 31, 2022				Year Ended December 31, 2021
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank		Wealth	Mortgage	Total
Net interest income	$68,570	$697	$861	$70,128	$61,032		$15	$2,064	$63,111
Provision for loan losses	2,488	—	—	2,488	1,070		—	—	1,070
Net interest income after provision	66,082	697	861	67,640	59,962		15	2,064	62,041

Non-interest Income
Mortgage banking income	436	—	24,889	25,325	1,097		—	74,835	75,932
Wealth management income	—	4,733	—	4,733	—		4,801	—	4,801
SBA income	4,467	—	—	4,467	6,898		—	—	6,898
Net change in fair values	167	—	(4,122)	(3,955)	43		—	(7,881)	(7,838)
Net gain on hedging activity	—	—	5,439	5,439	—		—	2,961	2,961
Other	2,486	(1)	3,230	5,715	2,741		1	2,492	5,234
Non-interest income	7,556	4,732	29,436	41,724	10,779	—	4,802	72,407	87,988
Non-interest expense	45,122	3,399	32,923	81,444	40,392		3,496	59,839	103,727
Income (loss) before income taxes	$28,516	$2,030	$(2,626)	$27,920	$30,349	—	$1,321	$14,632	$46,302

Total Assets	$2,011,835	$8,142	$42,251	$2,062,228	$1,608,305		$6,355	$98,783	$1,713,443

(21)    Parent Company Financial Statements
The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the notes to the consolidated financial statements. All share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023.
A. Condensed Balance Sheets

(dollars in thousands, except share data)	December 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$4,839	$2,836
Investments in subsidiaries	186,686	200,410
Other assets	1,382	1,382
Total assets	$192,907	$204,628
Liabilities:
Subordinated debentures	$39,175	$39,057
Accrued interest payable	6	6
Other liabilities	446	205
Total liabilities	$39,627	$39,268
Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,156,308 and 13,069,174 shares issued, respectively; and 11,465,572 and 12,215,788 shares outstanding, respectively.	13,156	6,535
Surplus	79,072	83,663
Treasury Stock - 1,690,736 and 853,386 shares, respectively, at cost	(21,821)	(8,860)
Unearned common stock held by employee stock ownership plan	(1,403)	(1,602)
Retained earnings	95,815	84,916
Accumulated other comprehensive income	(11,539)	708
Total stockholders’ equity	$153,280	$165,360
Total liabilities and stockholders’ equity	$192,907	$204,628
B. Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2022	2021
Dividends from Bank	$27,813	$17,187
Interest income	8	—
Total operating income	27,821	17,187
Interest expense	2,268	2,303
Other expenses	1,412	1,675
Income before equity in undistributed income of subsidiaries	24,141	13,209
Equity in undistributed income of subsidiaries	(3,084)	22,376
Income before income taxes	21,057	35,585
Income tax benefit	(772)	—
Net income	21,829	35,585
Total other comprehensive (loss) income	(12,247)	(1,848)
Total comprehensive income	$9,582	$33,737
C. Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2022	2021
Cash flows from operating activities:
Net Income	$21,829	$35,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	3,084	(22,376)
Share-based compensation	1,475	1,607
Amortization of issuance costs on subordinated debt	118	153
Other, net	(1,369)	(740)

	Year Ended December 31,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	25,137	14,229
Cash flows from financing activities:
Net purchase of treasury stock	(12,961)	(3,032)
Dividends paid	(10,926)	(9,679)
Share based awards and exercises	754	1,105
Net cash (used in) provided by financing activities	(23,133)	(11,606)
Net change in cash and cash equivalents	2,004	2,623
Cash and cash equivalents at beginning of period	2,836	213
Cash and cash equivalents at end of period	$4,840	$2,836

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Corporation’s President/Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022. Based on this evaluation, the Corporation’s President /Chief Executive Officer and Chief Financial Officer have concluded, as of and for the end of the period covered by this report, that such disclosure controls and procedures were effective.
Design and Evaluation of Internal Control Over Financial Reporting
Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2022.
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
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2022, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2022, the Corporation’s system of internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the headings, “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODE OF ETHICS,” “CORPORATE GOVERNANCE,” and “AUDIT COMMITTEE.”
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the headings, “EXECUTIVE COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “OUTSTANDING AWARDS AT FISCAL YEAR-END TABLE,” “EXECUTIVE INCENTIVE, EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS,” and “DIRECTOR COMPENSATION.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the headings, “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE.”
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders under the heading, “PROPOSAL TO RATIFY THE APPOINTMENT OF CROWE LLP AS THE CORPORATION’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2023.”
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) The following portions of the Corporation’s consolidated financial statements are set forth in Item 8 – “Financial Statements and Supplementary Data”:
◦Report of Crowe LLP, Independent Registered Public Accounting Firm (PCAOB ID 173)
◦Consolidated Balance Sheets
◦Consolidated Statements of Income
◦Consolidated Statements of Comprehensive Income
◦Consolidated Statements of Changes in Stockholders’ Equity
◦Consolidated Statements of Cash Flows
◦Notes to Consolidated Financial Statements
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 16, 2023	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher J. Annas	Chairman of the Board	March 16, 2023
Christopher J. Annas

/s/ Denise Lindsay	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
Denise Lindsay

/s/ Robert M. Casciato	Director	March 16, 2023
Robert M. Casciato

/s/ George C. Collier	Director	March 16, 2023
George C. Collier

/s/ Robert T. Holland	Director	March 16, 2023
Robert T. Holland

/s/ Edward J. Hollin	Director	March 16, 2023
Edward J. Hollin

/s/ Anthony M. Imbesi	Director	March 16, 2023
Anthony M. Imbesi

/s/ Christine M. Helmig	Director	March 16, 2023
Christine M. Helmig