Form 10-Q
period 2023-03-31
Meridian Corp
filed 2023-05-10
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2023 there were 11,177,751 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
COVID-19	Coronavirus Disease 2019
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period

LGD	Loss given default
LIBOR	London Inter-bank Offering Rate
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	March 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$8,473	$11,299
Interest-bearing deposits at other banks	100,030	27,092
Cash and cash equivalents	108,503	38,391
Securities available-for-sale, at fair value (amortized cost of $154,431 and $148,976, respectively)	142,933	135,346
Securities held-to-maturity, at amortized cost (fair value of $33,076 and $33,085, respectively)	36,525	37,479
Equity investments	2,110	2,086
Mortgage loans held for sale	35,701	22,243
Loans, net of fees and costs	1,818,189	1,743,682
Allowance for credit losses	(20,442)	(18,828)
Loans and other finance receivables, net of the allowance for credit losses	1,797,747	1,724,854
Restricted investment in bank stock	10,173	6,931
Bank premises and equipment, net	13,281	13,349
Bank owned life insurance	28,247	28,055
Accrued interest receivable	7,651	7,363
Other real estate owned	1,703	1,703
Deferred income taxes	4,017	3,936
Servicing assets	12,125	12,346
Goodwill	899	899
Intangible assets	3,124	3,175
Other assets	25,044	24,072
Total assets	$2,229,783	$2,062,228
Liabilities:
Deposits:
Non-interest bearing	$262,636	$301,727
Interest bearing	1,507,777	1,410,752
Total deposits	1,770,413	1,712,479
Borrowings	233,883	122,082
Subordinated debentures	40,319	40,346
Accrued interest payable	3,836	2,389
Other liabilities	28,283	31,652
Total liabilities	2,076,734	1,908,948
Stockholders’ equity:
Common stock, $1 par value per share. 25,000,000 shares authorized; 13,180,184 and 13,156,308 shares issued and 11,177,001 and 11,465,572 shares outstanding, respectively	13,180	13,156
Surplus	79,473	79,072
Treasury stock, 2,003,183 and 1,690,736 shares, respectively, at cost	(24,512)	(21,821)
Unearned common stock held by employee stock ownership plan	(1,403)	(1,403)
Retained earnings	96,180	95,815
Accumulated other comprehensive loss	(9,869)	(11,539)
Total stockholders’ equity	153,049	153,280
Total liabilities and stockholders’ equity	$2,229,783	$2,062,228
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2023	2022
Interest income:
Loans and other finance receivables, including fees	$29,417	$17,219
Securities - taxable	959	426
Securities - tax-exempt	354	306
Cash and cash equivalents	217	13
Total interest income	30,947	17,964
Interest expense:
Deposits	11,447	1,289
Borrowings	1,823	640
Total interest expense	13,270	1,929
Net interest income	17,677	16,035
Provision for credit losses	1,399	615
Net interest income after provision for credit losses	16,278	15,420
Non-interest income:
Mortgage banking income	3,272	7,096
Wealth management income	1,196	1,304
SBA loan income	713	2,520
Earnings on investment in life insurance	192	138
Net change in the fair value of derivative instruments	(69)	(166)
Net change in the fair value of loans held-for-sale	(1)	(1,124)
Net change in the fair value of loans held-for-investment	117	(778)
Net gain (loss) on hedging activity	—	2,827
Service charges	35	27
Other	1,183	1,258
Total non-interest income	6,638	13,102
Non-interest expense:
Salaries and employee benefits	11,061	15,298
Occupancy and equipment	1,244	1,252
Professional fees	823	848
Advertising and promotion	861	986
Data processing and software	1,432	1,189
Pennsylvania bank shares tax	245	199
Other	2,123	1,661
Total non-interest expense	17,789	21,433
Income before income taxes	5,127	7,089
Income tax expense	1,106	1,554
Net income	$4,021	$5,535
Basic earnings per common share	$0.36	$0.46
Diluted earnings per common share	$0.34	$0.44
Basic weighted average shares outstanding	11,272	12,046
Diluted weighted average shares outstanding	11,656	12,524
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2023	2022
Net income:	$4,021	$5,535

Net change in unrealized gains (losses) on investment securities available for sale:
Change in fair value of investment securities available for sale, net of tax of $460, $(1,626), respectively	1,670	(5,369)
Reclassification adjustment for net losses realized in net income, net of tax effect of $0, and $(3), respectively	—	(9)
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity, net of tax effect of $0, and $308, respectively	—	(1,021)
Unrealized investment gains (losses), net of tax effect of $460, and $(1,937), respectively	1,670	(6,399)
Total other comprehensive income (loss)	1,670	(6,399)
Total comprehensive income (loss)	$5,691	$(864)
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Balance at January 1, 2023	$13,156	$79,072	$(21,821)	$(1,403)	$95,815	$(11,539)	$153,280
Adjustment to initially apply ASU No. 2016-13 for CECL (1), net of tax					(2,228)		(2,228)
Net income	—	—	—	—	4,021	—	4,021
Other comprehensive income	—	—	—	—	—	1,670	1,670
Dividends paid or accrued, $0.125 per share	—	—	—	—	(1,428)	—	(1,428)
Net purchase of treasury stock through publicly announced plans (184,598 shares)	—	—	(2,691)	—	—	—	(2,691)
Common stock issued through share-based awards and exercises	24	124	—	—	—	—	148
Stock based compensation expense	—	277	—	—	—	—	277
Balance at March 31, 2023	$13,180	$79,473	$(24,512)	$(1,403)	$96,180	$(9,869)	$153,049

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Balance at January 1, 2022	$13,070	$77,128	$(8,860)	$(1,602)	$84,916	$708	$165,360
Net income	—	—	—	—	5,535	—	5,535
Other comprehensive loss	—	—	—	—	—	(6,399)	(6,399)
Dividends paid or accrued, $0.60 per share	—	—	—	—	(7,347)	—	(7,347)
Common stock issued through share-based awards and exercises	21	254	—	—	—	—	275
Stock based compensation expense	—	260	—	—	—	—	260
Balance at March 31, 2022	$13,091	$77,642	$(8,860)	$(1,602)	$83,104	$(5,691)	$157,684
(1) See Note 1, "Summary of Significant Accounting Policies - Pronouncements Adopted in 2023" for additional information.
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2023	2022
Net income	$4,021	$5,535
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization of investment premiums and discounts and change in fair value of equity securities	373	(27)
Depreciation and amortization (accretion), net	(2)	50
Provision for credit losses	1,399	615
Amortization of issuance costs on subordinated debt	27	30
Stock based compensation	277	260
Net change in fair value of derivative instruments	4	166
Net change in fair value of loans held for sale	1	1,124
Net change in fair value of loans held for investment	(117)	778
Amortization and net impairment of servicing rights	435	494
SBA loan income	(713)	(2,520)
Proceeds from sale of loans	136,837	319,610
Loans originated for sale	(147,238)	(313,485)
Mortgage banking income	(3,272)	(7,096)
(Increase) decrease in accrued interest receivable	(288)	161
Decrease (increase) in other assets	(1,542)	(9,962)
Earnings from investment in life insurance	(192)	(138)
(Increase) decrease in deferred income tax	(54)	159
Increase in accrued interest payable	1,447	544
(Decrease) increase in other liabilities	(2,803)	10,156
Net cash (used in) provided by operating activities	(11,400)	6,454

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	2,222	3,843
Purchases	(10,702)	(9,885)
Activity in held-to-maturity securities:
Maturities, repayments and calls	865	390
Purchases	—	(2,500)
(Decrease) increase in restricted stock	(3,242)	787
Net increase in loans	(73,057)	(59,762)
Purchases of premises and equipment	(284)	(77)
Net cash used in investing activities	(84,198)	(67,204)

Cash flows from financing activities:
Net increase in deposits	57,934	118,438
Increase (decrease) in short-term borrowings	108,368	(5,208)
Increase in long-term debt	3,433	—
Repayment of subordinated debt	(54)	—
Net purchase of treasury stock	(2,691)	—
Dividends paid	(1,428)	(7,347)
Share based awards and exercises	148	275
Net cash provided by financing activities	165,710	106,158

Net change in cash and cash equivalents	70,112	45,408
Cash and cash equivalents at beginning of period	38,391	23,480
Cash and cash equivalents at end of period	$108,503	$68,888

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,823	$1,386
Transfers from loans held for sale to loans held for investment	—	1,653
Transfer of securities from AFS to HTM	—	23,522
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)    Summary of Significant Accounting Policies

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Amounts subject to significant estimates are items such as the allowance for credit losses, lending related commitments and the related unfunded commitment reserve, the fair value of financial instruments, other-than-temporary impairments of investment securities, and the valuations of goodwill, intangible assets, and servicing assets.
These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the SEC (including our Annual Report on Form 10-K for the year ended December 31, 2022), subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any other period.
Stock Split
On February 28, 2023, the Corporation approved and declared a two-for-one stock split in the form of a stock dividend, payable March 20, 2023, to shareholders of record as of March 14, 2023. Under the terms of the stock split, the Corporation’s shareholders will receive a dividend of one share for every share held on the record date. The dividend will be paid in authorized but unissued shares of common stock of the Corporation. The par value of the Corporation's stock was not affected by the split and remained at $1.00 per share. All share and per share amounts reported in the consolidated financial statements have been adjusted to reflect the two-for-one stock split.
Loans
Loans held for investment are recorded at amortized cost, net of ACL. Amortized cost is the amount at which a financial asset is originated or acquired, adjusted for the amortization of premium and discount, net deferred fees or costs, collection of cash, and write-offs. Interest income on loans is recognized using the level yield method. Loan origination fees, commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans using a level yield method over the period to maturity.

Allowance for Credit Losses - Loans and Leases
On January 1, 2023, we adopted ASU 2016-13, Financial Instruments-Credit Losses ("Topic 326"), which replaced the incurred loss impairment model with an expected loss methodology that is referred to as the CECL methodology. We now establish our ACL in accordance with Topic 326. The ACL includes quantitative and qualitative factors that comprise management's current estimate of expected credit losses, including our portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to reasonable and supportable forecasts about future economic conditions, prepayment speeds, and qualitative adjustment factors.

The Corporation's portfolio segments, established based on similar risk characteristics and loss behaviors, are:

• Commercial mortgage, commercial and industrial, construction, SBA loans, and commercial small business leases (commercial loans), and
• Residential, equity secured lines and loans, and installment loans (retail loans).

Expected credit losses are estimated over the contractual term, adjusted for expected prepayments and recoveries. The contractual term excludes any extensions, renewals and modifications unless the Corporation has reasonable expectations at the reporting date that it will result in a modification, or they are not unconditionally cancellable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance includes two primary components: (i) an allowance established on loans which share similar risk characteristics collectively evaluated for credit losses (collective basis) and (ii) an allowance established on loans which do not share similar risk characteristics with any loan segment and are individually evaluated for credit losses (individual basis).

Loans that share similar risk characteristics are collectively reviewed for credit loss and are evaluated based on historical loss experience, adjusted for current economic conditions and future economic forecasts. Estimated losses are determined differently for commercial and consumer loans, and each portfolio segment is further segmented by internally assessed risk ratings.

Management uses a third-party economic forecast to modify the calculated historical loss rates of the portfolio segments. Our economic forecast extends out 4 quarters (the forecast period) and reverts to the historical loss rates on a straight-line basis over 1 quarter (the reversion period) as we believe this to be reasonable and supportable in the current environment. The economic forecast and reversion periods will be evaluated periodically by management and updated as appropriate.

The historical loss rates for commercial loans are estimated by determining the PD and expected LGD. The PD is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based solely on average net loss rates over the same look-back period. Our current look-back period is 32 quarters which allows us to ensure that historical loss rates are adequately considering losses over a full economic cycle.

Loans that do not share similar risk characteristics with any loan segments are evaluated on an individual basis. These loans, which may include borrowers experiencing financial difficulties, are not included in the collective basis evaluation. When it is probable we will not collect all principal and interest due according to their contractual terms, which is assessed based on the credit characteristics of the loan and/or payment status, these loans are individually reviewed and measured for potential credit loss.

The amount of the potential credit loss is measured using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the fair value of collateral, if the loan is collateral dependent; or (iii) the loan’s observable market price. If the measured fair value of the loan is less than the amortized cost basis of the loan, an allowance for credit loss is recorded.

For collateral dependent loans, the expected credit losses at the individual asset level is the difference between the collateral's fair value (less cost to sell) and the amortized cost.

Qualitative adjustment factors consider various internal and external conditions which are allocated among loan segments and take into consideration:

• Current underwriting policies, staff and portfolio concentrations,
• Risk rating accuracy, credit and administration,
• Internal risk emergence (including internal trends of delinquency, portfolio growth, and collateral value), and
• , Competitive environment, as it could impact loan structure and underwriting.

These factors are based on their relative standing compared to the period in which historical losses are used in quantitative reserve estimates and current directional trends, and reasonable and supportable forecasts. Qualitative factors in our model can add to or subtract from quantitative reserves.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. In addition, various regulatory agencies periodically review our loan ratings and allowance for credit losses and the Bank’s internal loan review department performs loan reviews.

Accrued interest receivable on loans is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Balance Sheets.

For additional detail regarding the allowance for credit losses and the provision for credit losses, see Note 5.

Past Due and Nonaccrual Loans
Past due loans are defined as loans contractually past due 30 days or more as to principal or interest payments but which remain in accrual status because they are considered well secured and in the process of collection.

Nonaccruing loans and leases are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Loans are returned to accrual status when we assess that the borrower has the ability to make all principal and interest payments in accordance with the terms of the loan (i.e. a consistent repayment record, generally six consecutive payments, has been demonstrated).

Unless loans are well-secured and collection is imminent, for loans greater than 90 days past due their respective reserves are generally charged off once the loss has been confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

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
Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities. Equity securities are carried at fair value, with changes in fair value reported in net income. At March 31, 2023 and December 31, 2022, investments in equity securities consisted of an investment in mutual funds with a fair value of $2.1 million, and $2.1 million, respectively.

The Corporation’s accounting policy specifies that (a) if the Corporation does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When the Corporation does not intend to sell the security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Corporation did not recognize any other-than-temporary impairment charges during the quarters ended March 31, 2023 and 2022.

Allowance for Credit Losses - Held-to-Maturity Debt Securities
We follow Accounting Standards Codification (ASC) 326-20, Financial Instruments - Credit Loss - Measured at Amortized Cost, to measure expected credit losses on held-to-maturity debt securities on a collective basis by security investment grade. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The Corporation classifies the held-to-maturity debt securities into the following major security types: state and municipal securities. These securities are highly rated with a history of no credit losses, and are assigned ratings based on the most recent data from ratings agencies depending on the availability of data for the security. Credit ratings of held-to-maturity debt securities, which are a significant input in calculating the expected credit loss, are reviewed on a quarterly basis.

Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses and is included in Accrued interest receivable on the Consolidated Balance Sheets.

Allowance for Credit Losses - Available-for-Sale Debt Securities
We follow ASC 326-30, Financial Instruments - Credit Loss - Available-for-Sale Debt Securities, which provides guidance related to the recognition of and expanded disclosure requirements for expected credit losses on available-for-sale debt securities. For available-for-sale debt securities in an unrealized loss position, the Corporation first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is reduced to fair value and recognized as a reduction to Noninterest income in the Consolidated Statements of Income.

For debt securities available-for-sale which the Corporation does not intend to sell, or it is not likely the security would be required to be sold before recovery, we evaluate whether a decline in fair value has resulted from credit losses or other adverse factors, such as a change in the security's credit rating. In assessing whether a credit loss exists, the Corporation compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance is recorded, limited to the fair value of the security.

Management performs this analysis on a quarterly basis to review the conditions and risks associated with the individual securities. Credit losses on an impaired security shall continue to be measured using the present value of expected future cash flows. Any impairment not recorded through an allowance for credit loss is included in other comprehensive income (loss), net of the tax effect. We are required to use our judgment in determining impairment in certain circumstances.

For additional detail regarding debt securities, see Note 3.

Unfunded Lending Commitments
For unfunded lending commitments, the Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The estimate includes consideration of the probability of default and utilization rate at default to calculate expected credit losses on commitments expected to be funded over its estimated life of one year, based on historical losses, and qualitative adjustment factors.

The allowance for credit losses for off-balance sheet exposures is included in Other liabilities on the Consolidated Balance Sheets and the provision for credit losses for off-balance sheet exposure is included in the provision for credit losses on the Consolidated Statements of Income. The allowance for credit losses for off-balance sheet exposures was $1.4 million and $173 thousand as of March 31, 2023 and December 31, 2022, respectively.

Pronouncements Adopted in 2023
FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”
The Corporation adopted ASU 2016-13, as amended, on January 1, 2023, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans, net of fees and costs, securities HTM, unfunded lending commitments (including loan commitments on loans held for investment, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842. In addition, ASC 326 made changes to the accounting for securities AFS which now requires credit losses to be presented as an allowance rather than as an other-than-temporary impairment on securities AFS management does not intend to sell or believes that it is more likely than not they will be required to sell.
We applied the modified retrospective method for all financial assets measured at amortized cost and securities AFS. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Corporation recorded a one-time decrease to retained earnings of $2.2 million on January 1, 2023 for the cumulative effect of adopting ASC 326, net of tax. The transition adjustment includes $1.2 million and $974 thousand post-tax impacts for loans, net of fees and costs and unfunded loan commitments, respectively, due to higher expected credit losses compared to the incurred loss methodology primarily driven by longer duration commercial and consumer real estate loans.
The impact of the change from the incurred loss model to the current expected credit loss model is detailed below.

	January 1, 2023
(dollars in thousands)	Pre-adoption	Adoption Impact	As Reported
Assets:
ACL on loans and leases:
Commercial mortgage	$4,095	$(526)	$3,569
Home equity lines and loans	188	439	627
Residential mortgage	948	17	965
Construction	3,075	(1,763)	1,312
Commercial and industrial	4,012	(1,023)	2,989
Small business loans	4,909	1,110	6,019
Consumer	3	(3)	—
Leases, net	1,598	3,345	4,943
Total ACL on loans and leases	$18,828	$1,596	$20,424

Liabilities:
Reserve for unfunded commitments	$173	$1,256	$1,429

FASB ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”
Issued in April 2019, ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The amendments to estimating expected credit losses (ASU 2016-13), in particular, how a company considers recoveries and extension options when estimating expected credit losses, are the most relevant to the Corporation. The ASU clarifies that (1) the estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. The Corporation adopted ASU 2019-04 at the same time ASU 2016-13 was adopted.
FASB ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures."
In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. The Corporation adopted ASU 2022-02 at the same time

ASU 2016-13 was adopted, as of January 1, 2023. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation's financial statements.
Pronouncements Not Yet Effective as of March 31, 2023:
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
FASB ASU 2020-06, “Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
This ASU clarifies the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature models. For public business entities that meet the definition of an SEC filer (excluding smaller reporting entities), the amendments are effective for fiscal years beginning after Dec. 15, 2021, and interim periods within. For all other entities, the amendments are effective for fiscal years beginning after Dec. 15, 2023, and interim periods within. Early adoption is permitted, but no earlier than for fiscal years beginning after Dec. 15, 2020. The Corporation does not expect this to have a material impact on our consolidated financial statements.

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

	Three months ended March 31,
(dollars in thousands, except per share data)	2023	2022
Numerator for earnings per share:
Net income available to common stockholders	$4,021	$5,535

Denominators for earnings per share:
Weighted average shares outstanding	11,456	12,256
Average unearned ESOP shares	(184)	(210)
Basic weighted averages shares outstanding	11,272	12,046
Dilutive effects of assumed exercises of stock options	230	346
Dilutive effects of SERP shares	154	132
Diluted weighted averages shares outstanding	11,656	12,524

Basic earnings per share	$0.36	$0.46
Diluted earnings per share	$0.34	$0.44
Antidilutive shares excluded from computation of average dilutive earnings per share	463	42

(3)    Securities
The following tables presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	March 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for Credit Losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$17,676	$166	$(250)	$—	$17,592	14
U.S. government agency MBS	12,192	12	(467)	—	11,737	10
U.S. government agency CMO	27,059	66	(2,003)	—	25,122	30
State and municipal securities	44,514	11	(4,732)	—	39,793	32
U.S. Treasuries	32,981	—	(2,917)	—	30,064	25
Non-U.S. government agency CMO	11,808	7	(706)	—	11,109	12
Corporate bonds	8,201	—	(685)	—	7,516	12
Total securities available-for-sale	$154,431	$262	$(11,760)	$—	$142,933	135

Securities held-to-maturity:
State and municipal securities	$36,525	$11	$(3,460)	$—	$33,076	22
Total securities held-to-maturity	$36,525	$11	$(3,460)	$—	$33,076	22

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$15,581	$14	$(314)	$15,281	12
U.S. government agency MBS	12,272	5	(538)	11,739	12
U.S. government agency CMO	25,520	40	(2,242)	23,318	29
State and municipal securities	44,700	—	(5,862)	38,838	34
U.S. Treasuries	32,980	—	(3,457)	29,523	25
Non-U.S. government agency CMO	9,722	—	(633)	9,089	11
Corporate bonds	8,201	—	(643)	7,558	12
Total securities available-for-sale	$148,976	$59	$(13,689)	$135,346	135

Securities held-to-maturity:
State and municipal securities	$37,479	$—	$(4,394)	$33,085	25
Total securities held-to-maturity	$37,479	$—	$(4,394)	$33,085	25
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at March 31, 2023, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.
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

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	March 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$3,658	$(29)	$7,244	$(221)	$10,902	$(250)
U.S. government agency MBS	20	(1)	8,417	(466)	8,437	(467)
U.S. government agency CMO	4,004	(173)	16,274	(1,830)	20,278	(2,003)
State and municipal securities	1,056	(6)	35,911	(4,726)	36,967	(4,732)
U.S. Treasuries	—	—	30,064	(2,917)	30,064	(2,917)
Non-U.S. government agency CMO	6,207	(126)	4,132	(580)	10,339	(706)
Corporate bonds	2,086	(163)	4,428	(522)	6,514	(685)
Total securities available-for-sale	$17,031	$(498)	$106,470	$(11,262)	$123,501	$(11,760)

Securities held-to-maturity:
State and municipal securities	$4,723	$(43)	$25,836	$(3,417)	$30,559	$(3,460)
Total securities held-to-maturity	$4,723	$(43)	$25,836	$(3,417)	$30,559	$(3,460)

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$6,531	$(80)	$4,863	$(234)	$11,394	$(314)
U.S. government agency MBS	6,022	(230)	4,637	(308)	10,659	(538)
U.S. government agency CMO	9,859	(821)	9,549	(1,421)	19,408	(2,242)
State and municipal securities	7,487	(726)	31,351	(5,136)	38,838	(5,862)
U.S. Treasuries	1,902	(97)	27,622	(3,360)	29,524	(3,457)
Non-U.S. government agency CMO	8,423	(464)	666	(169)	9,089	(633)
Corporate bonds	5,019	(431)	1,538	(212)	6,557	(643)
Total securities available-for-sale	$45,243	$(2,849)	$80,226	$(10,840)	$125,469	$(13,689)

Securities held-to-maturity:
State and municipal securities	$10,130	$(364)	$22,543	$(4,030)	$32,673	$(4,394)
Total securities held-to-maturity	$10,130	$(364)	$22,543	$(4,030)	$32,673	$(4,394)

The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2023				December 31, 2022
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—	$—	$—	$—	$—
Due after one year through five years	23,767	21,921	3,389	3,365	18,865	17,289	4,275	4,238
Due after five years through ten years	27,799	25,624	3,941	3,507	28,647	25,459	2,998	2,683
Due after ten years	51,806	47,419	29,195	26,204	53,950	48,453	30,206	26,164
Subtotal	103,372	94,964	36,525	33,076	101,462	91,201	37,479	33,085
Mortgage-related securities	51,059	47,969	—	—	47,514	44,145	—	—
Total	$154,431	$142,933	$36,525	$33,076	$148,976	$135,346	$37,479	$33,085
The following table presents the gross gain on sale of investment securities available for sale on the dates indicated:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Gross gain on sale of available for sale investments	$—	$314
Gross loss on sale of available for sale investments	—	—

Pledged Securities
As of March 31, 2023 and December 31, 2022, securities having a fair value of $110.0 million and $78.4 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.
ACL on Securities AFS and HTM
We use credit ratings quarterly and the most recent financial information of securities' issuers annually to help evaluate the credit quality of our securities AFS and HTM portfolios on a quarterly basis. The securities portfolio consists primarily of U.S. government treasuries and U.S. government agency asset backed securities which have no probability of default. The remaining portfolio consists of highly rated municipal bonds, non-agency CMO, and corporate bonds that have a low probability of default.
For the three months ended March 31, 2023, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.

(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables, net of fees and costs detailed by category at the dates indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022
Real estate loans:
Commercial mortgage	$617,063	$565,400
Home equity lines and loans	62,050	59,399
Residential mortgage	238,831	221,837
Construction	267,388	271,955
Total real estate loans	1,185,332	1,118,591
Commercial and industrial	331,082	341,378
Small business loans	148,570	136,155
Consumer	387	488
Leases, net	151,057	138,986
Total loans	$1,816,428	$1,735,598

Balances included in loans, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$14,434	$14,502
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,745	16,930
Unearned lease income included in leases, net	(26,352)	(25,715)
Unamortized net deferred loan origination costs	1,761	8,084
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
Nonaccrual and Past Due Loans, Net of Fees and Costs
The following tables present an aging of the Corporation’s loans at the dates indicated:

	March 31, 2023
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans	% Delinquent
Commercial mortgage	$—	$—	$—	$617,063	$617,063	$—	$617,063	—%
Home equity lines and loans	159	—	159	60,906	61,065	985	62,050	1.84
Residential mortgage (1)	1,558	—	1,558	235,204	236,762	2,069	238,831	1.52
Construction	3,418	—	3,418	262,764	266,182	1,206	267,388	1.73
Commercial and industrial	99	—	99	317,767	317,866	13,216	331,082	4.02
Small business loans	2,532	—	2,532	140,759	143,291	5,279	148,570	5.26
Consumer	—	—	—	387	387	—	387	—
Leases, net	1,190	—	1,190	149,500	150,690	367	151,057	1.03%
Total	$8,956	$—	$8,956	$1,784,350	$1,793,306	$23,122	$1,816,428	1.77%

(1) Includes $14,434 of loans at fair value of which $13,418 are current, $456 are 30-89 days past due and $560 are nonaccrual.

	December 31, 2022
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans	% Delinquent
Commercial mortgage	$—	$—	$—	$565,260	$565,260	$140	$565,400	0.02%
Home equity lines and loans	146	—	146	58,156	58,302	1,097	59,399	2.09
Residential mortgage (1)	4,262	—	4,262	215,490	219,752	2,085	221,837	2.86
Construction	1,206	—	1,206	270,749	271,955	—	271,955	0.44
Commercial and industrial	101	—	101	328,730	328,831	12,547	341,378	3.70
Small business loans	939	—	939	130,751	131,690	4,465	136,155	3.97
Consumer	—	—	—	488	488	—	488	—
Leases, net	1,173	—	1,173	136,911	138,084	902	138,986	1.49%
Total	$7,827	$—	$7,827	$1,706,535	$1,714,362	$21,236	$1,735,598	1.67%

(1) Includes $14,502 of loans at fair value of which $13,760 are current, $184 are 30-89 days past due and $558 are nonaccrual.

Foreclosed and Repossessed Assets
At March 31, 2023, there were no consumer mortgage loans secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) for which formal foreclosure proceedings were in process.

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

Past Due and Nonaccrual Status
The following table presents the amortized costs basis of loans and leases on nonaccrual status and loans 90 days or more past due and still accruing, net of fees and costs as of March 31, 2023:

	March 31, 2023
(dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Real estate loans:
Home equity lines and loans	$985	$—	$985
Residential mortgage	1,440	629	2,069
Construction	—	1,206	1,206
Total real estate loans	2,425	1,835	4,260
Commercial and industrial	6	13,210	13,216
Small business loans	734	4,545	5,279
Leases, net	—	367	367
Total	$3,165	$19,957	$23,122

Collateral-dependent Loans
The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class or loans as of March 31, 2023 under the current expected credit loss model:

	March 31, 2023
(dollars in thousands)	Real Estate	Equipment and Other	Total
Home equity lines and loans	$985	$—	$985
Residential mortgage	2,069	—	2,069
Construction	1,206	—	1,206
Commercial and industrial	1,289	11,927	13,216
Small business loans	3,890	1,389	5,279
Leases, net	—	367	367
Total	$9,439	$13,683	$23,122

(5)    Allowance for Credit Losses
The ACL is evaluated on at least a quarterly basis, as losses are estimated to be probable and incurred. The provision for loan and lease losses increase or decrease the ACL, if deemed necessary. Loans deemed to be uncollectible are charged against the Allowance, and subsequent recoveries, if any, are credited to the Allowance.
The ACL is maintained at a level considered adequate to provide for losses that are probable and estimable. Management’s periodic evaluation of the adequacy of the ACL is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available.

Roll-Forward of Allowance by Portfolio Segment
The following table provides the activity of our allowance for credit losses for the three months ended March 31, 2023 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2023):

	Three Months Ended March 31, 2023
(dollars in thousands)	Beginning Balance, prior to adoption of ASU No. 2016-13 for CECL	Adjustment to initially apply ASU No. 2016-13 for CECL	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,095	$(526)	$—	$—	$(94)	$3,475
Home equity lines and loans	188	439	(33)	2	19	615
Residential mortgage	948	17	—	—	(97)	868
Construction	3,075	(1,763)	—	—	(193)	1,119
Commercial and industrial	4,012	(1,023)	—	39	(295)	2,733
Small business loans	4,909	1,110	—	—	297	6,316
Consumer	3	(3)	—	—	—	—
Leases	1,598	3,345	(1,464)	3	1,834	5,316
Total	$18,828	$1,596	$(1,497)	$44	$1,471	$20,442

The following table provides the activity of the allowance for loan and lease losses for the three months ended March 31, 2022 under the incurred loss model:

	Three Months Ended March 31, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending Balance
Commercial mortgage	$4,950	$—	$—	$(800)	$4,150
Home equity lines and loans	224	—	6	(22)	208
Residential mortgage	283	—	2	72	357
Construction	2,042	—	—	215	2,257
Commercial and industrial	6,533	—	11	825	7,369
Small business loans	3,737	—	—	(365)	3,372
Consumer	3	—	—	—	3
Leases	986	(566)	—	690	1,110
Total	$18,758	$(566)	$19	$615	$18,826

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment at the dates indicated:

	March 31, 2023
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial mortgage	$—	$3,475	$3,475	$2,263	$614,800	$617,063
Home equity lines and loans	—	615	615	985	61,065	62,050
Residential mortgage	—	868	868	1,440	222,957	224,397
Construction	—	1,119	1,119	1,206	266,182	267,388
Commercial and industrial	903	1,830	2,733	13,233	317,849	331,082
Small business loans	1,555	4,761	6,316	5,324	143,246	148,570
Consumer	—	—	—	—	387	387
Leases, net	—	5,316	5,316	367	150,690	151,057
Total (1)	$2,458	$17,984	$20,442	$24,818	$1,777,176	$1,801,994

(1) Excludes deferred fees and loans carried at fair value.

The following table details the pre-CECL allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment at the dates indicated:

	December 31, 2022
	Allowance on loans and leases			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Commercial mortgage	$—	$4,095	$4,095	$2,445	$562,955	$565,400
Home equity lines and loans	—	188	188	1,097	58,302	59,399
Residential mortgage	—	948	948	1,454	205,881	207,335
Construction	—	3,075	3,075	1,206	270,749	271,955
Commercial and industrial	776	3,236	4,012	12,547	328,831	341,378
Small business loans	1,449	3,460	4,909	4,527	131,628	136,155
Consumer	—	3	3	—	488	488
Leases, net	—	1,598	1,598	902	138,084	138,986
Total (1)	$2,225	$16,603	$18,828	$24,178	$1,696,918	$1,721,096

(1) Excludes deferred fees and loans carried at fair value.

Credit Quality Indicators
As part of the process of determining the ACL to the different segments of the loan and lease portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by Management. The results of these reviews are reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:
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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	March 31, 2023						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
	2023	2022	2021	2020	2019	Prior
Commercial mortgage
Pass/Watch	$24,466	$128,528	$140,094	$99,498	$54,655	$143,017	$511	$378	$591,147
Special Mention	—	4,749	—	—	5,872	10,893	—	—	21,514
Substandard	—	—	—	—	1,675	2,394	—	333	4,402
Total	$24,466	$133,277	$140,094	$99,498	$62,202	$156,304	$511	$711	$617,063
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$8,301	$92,502	$66,901	$47,378	$4,739	$2,493	$—	$26,126	$248,440
Special Mention	—	—	67	—	4,449	13,226	—	—	17,742
Substandard	—	—	—	—	—	1,206	—	—	1,206
Total	$8,301	$92,502	$66,968	$47,378	$9,188	$16,925	$—	$26,126	$267,388
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$8,954	$51,139	$38,432	$10,429	$14,175	$46,074	$9,981	$110,982	$290,166
Special Mention	—	4,724	—	—	—	2,689	—	1,578	8,991
Substandard	—	—	3,636	933	300	8,827	—	18,229	31,925
Total	$8,954	$55,863	$42,068	$11,362	$14,475	$57,590	$9,981	$130,789	$331,082
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business loans
Pass/Watch	$15,999	$38,100	$50,952	$16,419	$5,979	$1,405	$2,638	$11,799	$143,291
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,489	890	912	—	—	988	5,279
Total	$15,999	$38,100	$53,441	$17,309	$6,891	$1,405	$2,638	$12,787	$148,570
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total by risk rating
Pass/Watch	$57,720	$310,269	$296,379	$173,724	$79,548	$192,989	$13,130	$149,285	$1,273,044
Special Mention	—	9,473	67	—	10,321	26,808	—	1,578	48,247
Substandard	—	—	6,125	1,823	2,887	12,427	—	19,550	42,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$57,720	$319,742	$302,571	$175,547	$92,756	$232,224	$13,130	$170,413	$1,364,103
Total current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2023.

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	March 31, 2023						Revolving Loans	Total
	Term Loans
	2023	2022	2021	2020	2019	Prior
Home equity lines and loans
Performing	$—	$816	$402	$371	$2,374	$2,514	$54,588	$61,065
Nonperforming	—	—	—	—	—	—	985	985
Total	$—	$816	$402	$371	$2,374	$2,514	$55,573	$62,050
Current period gross charge-offs	$—	$—	$—	$—	$—	$(33)	$—	$(33)

Residential mortgage (1)
Performing	$18,023	$159,453	$24,365	$7,228	$466	$13,353	$—	$222,888
Nonperforming	—	—	—	316	—	1,193	—	1,509
Total	$18,023	$159,453	$24,365	$7,544	$466	$14,546	$—	$224,397
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$45	$—	$—	$43	$256	$43	$387
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$45	$—	$—	$43	$256	$43	$387
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases, net
Performing	$16,610	$74,726	$44,180	$15,174	$—	$—	$—	$150,690
Nonperforming	—	198	152	17	—	—	—	367
Total	$16,610	$74,924	$44,332	$15,191	$—	$—	$—	$151,057
Current period gross charge-offs	$—	$(561)	$(881)	$(22)	$—	$—	$—	$(1,464)

Total by Payment Performance
Performing	$34,633	$235,040	$68,947	$22,773	$2,883	$16,123	$54,631	$435,030
Nonperforming	—	198	152	333	—	1,193	985	2,861
Total	$34,633	$235,238	$69,099	$23,106	$2,883	$17,316	$55,616	$437,891
Total current period gross charge-offs	$—	$(561)	$(881)	$(22)	$—	$(33)	$—	$(1,497)
(1) Excludes $14,434 of loans at fair value.

Commercial and industrial loans classified as substandard totaled $31.9 million as of March 31, 2023, a decrease of $7.4 million, from $39.3 million as of December 31, 2022. The majority of commercial and industrial substandard loans is comprised of 14 different loan relationships with no specific industry concentration and an $11.0 million commercial loan relationship in the advertising industry that became a non-performing loan relationship late in 2021.

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

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	December 31, 2022
(dollars in thousands)	Performing	Non- performing	Total
Residential mortgage (1)	$205,881	$1,454	$207,335
Consumer	488	—	488
Leases, net	138,084	902	138,986
Total	$344,453	$2,356	$346,809

(1) There were four nonperforming residential mortgage loans at March 31, 2023 and four nonperforming residential mortgage loans at December 31, 2022 with a combined outstanding principal balance of $560 thousand and $558 thousand, respectively, which were carried at fair value and not included in the table above.
Individually Evaluated Loans
The following tables detail the recorded investment and principal balance of individually evaluated loans by portfolio segment, their related Allowance and interest income recognized at the dates indicated.
The following tables detail the pre-CECL recorded investment and principal balance of individually evaluated loans by portfolio segment, their related Allowance and interest income recognized at the dates indicated.

	March 31, 2023			December 31, 2022
(dollars in thousands)	Recorded investment	Principal balance	Related allowance	Recorded investment	Principal balance	Related allowance
Individually evaluated loans with related allowance:
Commercial and industrial	$10,986	$12,319	$903	$11,099	$12,095	$776
Small business loans	4,544	4,584	1,555	3,730	3,730	1,449
Total	$15,530	$16,903	$2,458	$14,829	$15,825	$2,225
Individually evaluated loans without related allowance:
Commercial mortgage	$2,263	$2,263	$—	$2,445	$2,456	$—
Commercial and industrial	2,247	2,277	—	1,448	1,494	—
Small business loans	780	780	—	797	797	—
Home equity lines and loans	985	987	—	1,097	1,097	—
Residential mortgage	1,440	1,440	—	1,454	1,454	—
Construction	1,206	1,206	—	1,206	1,206	—
Leases	367	367	—	902	902	—
Total	$9,288	$9,320	$—	$9,349	$9,406	$—
Grand Total	$24,818	$26,223	$2,458	$24,178	$25,231	$2,225

The following table details the average recorded investment and interest income recognized on individually evaluated loans by portfolio segment.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average recorded investment	Interest income recognized
Individually evaluated loans with related allowance:
Commercial and industrial	$10,917	$—	$16,487	$—
Small business loans	4,584	—	666	—
Total	$15,501	$—	$17,153	$—
Individually evaluated loans without related allowance:
Commercial mortgage	2,311	58	3,547	19
Commercial and industrial	2,170	—	454	—
Small business loans	796	2	117	3
Home equity lines and loans	998	—	1,002	—
Residential mortgage	1,445	30	1,796	2
Construction	1,032	—	1,206	15
Leases	423	—	—	—
Total	$9,175	$90	$8,122	$39
Grand Total	$24,676	$90	$25,275	$39

Troubled Debt Restructuring
As result of the adoption of guidance related to CECL effective as of January 1, 2023, the Corporation had no reportable balances related to TDRs as of and for the three months ended March 31, 2023. See Note 1 “Summary of Significant Accounting Policies” for additional information.
The following table presents information about TDRs at the dates indicated:

(dollars in thousands)	December 31, 2022
TDRs included in nonperforming loans and leases	$207
TDRs in compliance with modified terms	3,573
Total TDRs	$3,780
There was 1 new modification on a commercial mortgage for $684 thousand for the year ended December 31, 2022. Total TDRs declined year-over-year, despite the new modification in 2022, as two TDRs from prior to 2021 totaling $563 thousand paid off in 2022. No modifications granted during the twelve months ended December 31, 2022 subsequently defaulted during the same time period.
Modifications to Debtors Experiencing Financial Difficulty
An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL on loans and leases, a change to the allowance for credit losses is generally not recorded upon modification. However, when principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL on loans and leases. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.
In some cases, the Corporation will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. When a combination of at least two different types of concessions are granted within the same reporting period on a loan, that loan is only reported once and classified as a combination of as a combination of 2 or more types of modifications.
There were no modifications granted to debtors experiencing financial difficulty for the three months ended March 31, 2023.

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has two unsecured Federal funds borrowing facilities with correspondent banks: one of $24 million and one of $15 million. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 in Federal funds purchased at March 31, 2023 and December 31, 2022. The Corporation also has a facility with the Federal Reserve Bank discount window of $5.6 million. This facility is fully secured by investment securities. There were no borrowings under this at March 31, 2023 and December 31, 2022. Additionally, the Corporation has a facility with the Federal Reserve’s BTFP of $33 million. This facility was created by the Federal Reserve in March 2023 and is fully secured by United States Treasury Bonds. There were $33 million in borrowings under this facility at March 31, 2023.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	March 31, 2023	December 31, 2022
FHLB Open Repo Plus Weekly	06/05/2023	5.15% - 3.11%	$173,102	$113,147
FHLB Mid-term Repo Fixed	06/20/2023	5.29%	15,413	—
FRB BTFP Advances	03/29/2024	4.76%	33,000	—
Total Short-Term Borrowings			$221,515	$113,147

The following table presents long-term borrowings at the dates indicated:

	Maturity date	Interest rate	March 31, 2023	December 31, 2022
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	$8,935	$8,935
FHLB Mid-term Repo Fixed	9/30/2024	4.60%	3,433	—
Total Long-Term Borrowings			$12,368	$8,935

The FHLB has also issued $79.7 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2023.
The Corporation has a maximum borrowing capacity with the FHLB of $558.2 million as of March 31, 2023 and $505.4 million as of December 31, 2022. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $1.0 billion of residential mortgage loans as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Corporation recognized servicing fee income of $636 thousand compared to $648 thousand during the three months ended March 31, 2022.

Changes in the MSR balance are summarized as follows:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of the period	$9,942	$10,756
Servicing rights capitalized	—	532
Amortization of servicing rights	(371)	(404)
Change in valuation allowance	2	4
Balance at end of the period	$9,573	$10,888
Activity in the valuation allowance for MSRs was as follows:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Valuation allowance, beginning of period	$(2)	$(8)
Recovery	2	4
Valuation allowance, end of period	$—	$(4)
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2023, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 5.97% and a discount rate equal to 9.50%. At December 31, 2022, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.05% and a discount rate equal to 9.50%. Due in part to market volatility as interest rates increased, the prepayment speed assumption has decreased from December 31, 2022 to March 31, 2023. As interest rates have started to increase and the number of mortgage refinancings have started to decline, model inputs have been adjusted to align the MSRs fair value with market conditions.
The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2023	December 31, 2022
Fair value of residential mortgage servicing rights	$12,114	$11,567

Weighted average life (months)	25	22

Prepayment speed	5.97%	8.05%
Impact on fair value:
10% adverse change	$(520)	$(268)
20% adverse change	(994)	(525)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(457)	$(404)
20% adverse change	(921)	(777)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $171.6 million and $166.1 million of SBA loans, as of March 31, 2023 and December 31, 2022, respectively.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of the period	$2,404	$2,009
Servicing rights capitalized	214	593
Amortization of servicing rights	(195)	(125)
Change in valuation allowance	129	31
Balance at end of the period	$2,552	$2,508
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Valuation allowance, beginning of period	$(364)	$(96)
Recovery	129	31
Valuation allowance, end of period	$(235)	$(65)

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2023, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.51% and a discount rate equal to 16.09%. At December 31, 2022, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.73% and a discount rate equal to 18.96%.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2023	December 31, 2022
Fair value of SBA loan servicing rights	$2,712	$2,422

Weighted average life (years)	3.8	3.8

Prepayment speed	12.51%	12.73%
Impact on fair value:
10% adverse change	$(86)	$(73)
20% adverse change	(166)	(141)

Discount rate	16.09%	18.96%
Impact on fair value:
10% adverse change	$(62)	$(53)
20% adverse change	(122)	(104)
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
The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	March 31, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$17,592	$—	$17,592	$—
U.S. government agency MBS	11,737	—	11,737	—
U.S. government agency CMO	25,122	—	25,122	—
State and municipal securities	39,793	—	39,793	—
U.S. Treasuries	30,064	30,064	—	—
Non-U.S. government agency CMO	11,109	—	11,109
Corporate bonds	7,516	—	7,516	—

	March 31, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Equity investments	2,110	—	2,110	—
Mortgage loans held for sale	35,701	—	35,701	—
Mortgage loans held for investment	14,434	—	14,434	—
Interest rate lock commitments	139	—	—	139
Customer derivatives - interest rate swaps	3,178	—	3,178	—
Total	$198,495	$30,064	$168,292	$139

Liabilities
Interest rate lock commitments	$168	$—	$—	$168
Customer derivatives - interest rate swaps	3,159	—	3,159	—
Risk Participation Agreements	21	—	21	—
Total	$3,348	$—	$3,180	$168

	December 31, 2022
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$15,281	$—	$15,281	$—
U.S. government agency MBS	11,739	—	11,739	—
U.S. government agency CMO	23,318	—	23,318	—
State and municipal securities	38,838	—	38,838	—
U.S. Treasuries	29,523	29,523	—	—
Non-U.S. government agency CMO	9,089	—	9,089	—
Corporate bonds	7,558	—	7,558	—
Equity investments	2,086	—	2,086	—
Mortgage loans held for sale	22,243	—	22,243	—
Mortgage loans held for investment	14,502	—	14,502	—
Interest rate lock commitments	87	—	—	87
Customer derivatives - interest rate swaps	3,846	—	3,846	—
Total	$178,110	$29,523	$148,500	$87

Liabilities
Interest rate lock commitments	$79	$—	$—	$79
Customer derivatives - interest rate swaps	3,799	—	3,799	—
Risk Participation Agreements	17	—	17	—
Total	$3,895	$—	$3,816	$79
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022
Mortgage servicing rights	$9,573	$9,942
SBA loan servicing rights	2,552	2,404
Individually evaluated loans (1)
Small business loans	2,989	2,281
Total	$15,114	$14,627

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Refer to the following page for further qualitative discussion around individually evaluated loans.

The following table details the valuation techniques for Level 3 individually evaluated loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
March 31, 2023	$2,989	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
December 31, 2022	$2,281	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
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
Individually Evaluated Loans
Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third‑party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the Allowance policy.
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
The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

		March 31, 2023		December 31, 2022
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$108,503	$108,503	$38,391	$38,391
Mortgage loans held for sale	Level 2	35,701	35,701	22,243	22,243
Loans receivable, net of the allowance for credit losses	Level 3	1,803,755	1,761,865	1,729,180	1,679,955
Mortgage loans held for investment	Level 2	14,434	14,434	14,502	14,502
Financial liabilities:
Deposits	Level 2	1,770,413	1,711,600	1,712,479	1,575,600
Borrowings	Level 2	233,883	233,883	122,082	122,082
Subordinated debentures	Level 2	40,319	40,865	40,346	40,020
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of the period	$87	$1,122
Decrease in value	52	(535)
Balance at end of the period	$139	$587
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
March 31, 2023	$139	Market comparable pricing	Pull through	0 - 1%	77.34%
December 31, 2022	87	Market comparable pricing	Pull through	0 - 1	84.05

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
Mortgage Banking Derivatives
In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation may enter into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans or interest rate locks at a fixed price at a future date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Interest rate lock commitments and forward commitments are recorded within other assets/liabilities on the consolidated balance sheets, with changes in fair values during the period recorded within net change in the fair value of derivative instruments on the consolidated statements of income. Due to the volatile rate environment, the Corporation was locking rates on a best efforts basis and had no forward commitments at March 31, 2023.
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
The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		March 31, 2023		December 31, 2022
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$31,591	$139	$16,590	$87
Negative fair values	Other liabilities	27,110	(168)	16,108	(79)
Total		$58,701	$(29)	$32,698	$8

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$43,422	$3,178	$43,779	$3,846
Negative fair values	Other liabilities	43,422	(3,159)	43,779	(3,799)
Total		$86,844	$19	$87,558	$47

Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	7,170	(21)	7,200	(17)
Total		$7,170	$(21)	$7,200	$(17)
Total derivative financial instruments		$152,715	$(31)	$127,456	$38
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the fair value gains and (losses) on derivative financial instruments:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Interest Rate Lock Commitments	$(37)	$(1,140)
Forward Commitments	—	940
Customer Derivatives - Interest Rate Swaps	(28)	33
Risk Participation Agreements	(4)	—
Net fair value (losses) gains on derivative financial instruments	$(69)	$(167)

Net realized gains on derivative hedging activities were $0 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively, and are included in non-interest income in the consolidated statements of income.

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
Meridian’s mortgage banking segment (“Mortgage”) consists of 13 loan production offices throughout suburban Philadelphia and Maryland. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale. The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and net hedging gains (losses), if any.
The table below summarizes income and expenses, directly attributable to each business line, which have been included in the statement of operations. Total assets for each segment is also provided.

	Segment Information
	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$17,627	$24	$26	$17,677	$15,610	$94	$331	$16,035
Provision for credit losses	1,399	—	—	1,399	615	—	—	615
Net interest income after provision	16,228	24	26	16,278	14,995	94	331	15,420

Non-interest Income
Mortgage banking income	58	—	3,214	3,272	196	—	6,900	7,096
Wealth management income	—	1,196	—	1,196	—	1,304	—	1,304
SBA loan income	713	—	—	713	2,520	—	—	2,520
Net change in fair values	(31)	—	78	47	32	—	(2,100)	(2,068)
Net gain on hedging activity	—	—	—	—	—	—	2,827	2,827
Other	689	—	721	1,410	628	(1)	796	1,423
Non-interest income	1,429	1,196	4,013	6,638	3,376	1,303	8,423	13,102
Non-interest expense	10,698	989	6,102	17,789	10,208	878	10,347	21,433
Income (loss) before income taxes	$6,959	$231	$(2,063)	$5,127	$8,163	$519	$(1,593)	$7,089

Total Assets	$2,171,679	$8,090	$50,014	$2,229,783	$1,728,329	$7,251	$96,009	$1,831,589

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2022 included in Meridian Corporation’s Annual Report on Form 10-K filed with the SEC.
Forward-Looking Statements
Meridian Corporation may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties that could cause actual results to differ materially include, without limitation:
•changes in general business and economic conditions on a national basis and in the local markets in which we operate;
•changes in customer behavior due to political, business and economic conditions, including inflation and concerns about liquidity;
•legislative, regulatory and accounting changes, including increased assessments by the FDIC;
•monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
•inflation or volatility in interest rates that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make;
•changes in loan demand and collectability;
•the possibility that future credits losses are higher than currently expected due to changes in economic assumptions or adverse economic developments;
•increases in defaults and charge-off rates;
•fluctuations in real estate values in our market area;
•demand for our financial products and services in our market area;
•decreases in the value of securities and other assets;
•changes in the size and nature of our competition;
•operational risks including, but not limited to, changes in information technology, cybersecurity incidents, fraud, natural disasters, war, terrorism, civil unrest and future pandemics;
•reputational risks; and
•changes in the assumptions used in making such forward-looking statements.

Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.

Critical Accounting Policies and Estimates
Our critical accounting policies are described in detail in the "Critical Accounting Policies" section within Item 7 of our 2022 Annual Form Form 10-K. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. See Note 1, "Summary of Significant Accounting Policies" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and leases, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of March 31, 2023 compared to December 31, 2022 and the results of operations for the three months ended March 31, 2023 compared to the same periods in 2022. More detailed information related to these highlights can be found in the sections that follow.
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
As a commercial bank, the majority of Meridian's deposit base is comprised of business deposits (57%), with consumer deposits amounting to 11% at March 31, 2023. Municipal deposits (9%) and brokered deposits (23%) provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At March 31, 2023, 64% of business accounts and 73% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 23% at March 31, 2023.
Total balance sheet liquidity, which is derived from cash and investments, as well as salable commercial loans and residential mortgage loans held for sale, was $317.8 million at March 31, 2023, up from $264.4 million at December 31, 2022. Meridian maintains a high-quality investment bond portfolio comprised of U.S Treasuries, government agencies, government agency mortgage-backed securities, and general obligation municipal securities with an average duration of 4 years. Meridian’s investment portfolio represented 8.1% of total assets at March 31, 2023, compared to 8.5% at December 31, 2022. Total cash at March 31, 2023 was $108.5 million compared to $38.4 million at December 31, 2022 and $68.9 million at March 31, 2022.
Meridian also maintains borrowing arrangements with various correspondent banks to meet short-term liquidity needs and has access to approximately $817.9 million in liquidity from numerous sources including its borrowing capacity with the FHLB and other financial institutions, as well as funding through the CDARS program or through brokered CD arrangements. In addition, the Bank is eligible to receive funds under the new BTFP announced by the Federal Reserve. At March 31, 2023 Meridian elected to secure $33 million in borrowings from the Federal Reserve under the BTFP due to the favorable rate. Management believes that the above sources of liquidity provide Meridian with the necessary resources to meet its short-term and long-term funding requirements.
Changes in Financial Condition - March 31, 2023 Compared to December 31, 2022
•Total assets increased $167.6 million, or 8.1%, to $2.2 billion as of March 31, 2023.
•Portfolio loans increased $80.8 million, or 4.7%, to $1.8 billion as of March 31, 2023, which is 18.6% on an annualized basis.
•Mortgage loans held for sale increased $13.5 million, or 60.5%, to $35.7 million at March 31, 2023.
•PPP loans decreased to $409 thousand as of March 31, 2023 which is a decrease of $8.4 million, or 95.4%, since December 31, 2022.
•Upon adoption ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) (“CECL”) effective January 1, 2023, we recorded an increase to our allowance for credit losses of $1.6 million and an adjustment to the reserve for unfunded commitments of $1.3 million. The after-tax retained earnings impact of this adoption was $2.2 million.
•Total deposits increased $57.9 million or 3.4% to $1.77 billion at March 31, 2023.
•The Corporation returned $1.4 million of capital to Meridian shareholders during the three months ended March 31, 2023 through a $0.125 quarterly dividend, and also purchased $2.7 million or 184,598 shares of treasury stock.

Three Month Results of Operations - March 31, 2023 Compared to the Same Period in 2022
•Net income was $4.0 million, or $0.34 per diluted share, down $1.5 million, or 27.4%, driven by a decline in non-interest income, partially offset by an increase in net interest income and lower operating expenses.
•The return on average assets and return on average equity was 0.78% and 10.65%, respectively, for the first quarter 2023, compared to 1.28% and 13.86%, respectively, for the first quarter 2022.
•Net interest margin decreased to 3.61% from 3.89% due to the impact of deposit and borrowing repricing outpacing the repricing of interest earnings assets, mainly loans.
•Provision for credit losses increased $784 thousand to help cover for increased loan growth period over period, combined with providing for the $906 thousand increase in net charge-offs period over period.
•Non-interest income decreased $6.5 million, or 49.3%, to $6.6 million driven by a $3.8 million decrease in mortgage banking income and a $1.8 million decrease in SBA loan income.
•Non-interest expense decreased $3.6 million, or 17.0%, to $17.8 million due to a $4.2 million decrease in salaries and employee benefits.
•On April 27, 2023, the Board of Directors declared a quarterly cash dividend of $0.125 per common share payable May 22, 2023 to shareholders of record as of May 15, 2023.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended March 31,
	2023	2022
Return on average assets, annualized	0.78%	1.28%
Return on average equity, annualized	10.65%	13.86%
Net interest margin (tax effected yield)	3.61%	3.89%
Basic earnings per share	$0.36	$0.46
Diluted earnings per share	$0.34	$0.44
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Book value per common share	$13.69	$13.37
Tangible book value per common share (1)	$13.33	$13.01
Allowance as a percentage of loans and leases held for investment	1.12%	1.08%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.13%	1.09%
Tier I capital to risk weighted assets	8.44%	8.77%
Tangible common equity to tangible assets ratio (1)	6.70%	7.25%
Loans and other finance receivables, net of fees and costs	$1,818,189	$1,743,682
Total assets	$2,229,783	$2,062,228
Total stockholders’ equity	$153,049	$153,280

(1) Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for Non-GAAP to GAAP reconciliation.

Components of Net Income
Net income is comprised of five major elements:
•Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
•Provision For Credit Losses, or the amount added to the Allowance to provide for current expected credit losses on portfolio loans and leases;
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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three months ended March 31, 2023 and 2022, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.

Analyses of Interest Rates and Interest Differential
The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended March 31,
(dollars in thousands)	2023			2022
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Due from banks	$19,314	$215	4.51%	$28,389	$13	0.18%
Federal funds sold	204	2	3.98	877	—	0.12
Investment securities - taxable (1)	114,378	959	3.40	104,093	426	1.66
Investment securities - tax exempt (1)	62,839	430	2.78	63,788	373	2.37
Loans held for sale	15,403	217	5.71	67,092	536	3.20
Loans held for investment (1)	1,783,322	29,202	6.64	1,415,831	16,685	4.75
Total loans	1,798,725	29,419	6.63	1,482,923	17,221	4.71
Total interest-earning assets	1,995,460	31,025	6.31%	1,680,070	18,033	4.35%
Noninterest earning assets	93,139			72,573
Total assets	$2,088,599			$1,752,643
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$232,089	$1,855	3.24%	$269,864	$137	0.21%
Money market and savings deposits	648,911	4,477	2.80	690,475	852	0.50
Time deposits	582,534	5,115	3.56	262,779	300	0.46
Total deposits	1,463,534	11,447	3.17	1,223,118	1,289	0.43
Borrowings	100,054	1,237	5.01	15,708	49	1.28
Subordinated debentures	40,336	586	5.89	40,519	591	5.84
Total interest-bearing liabilities	1,603,924	13,270	3.36	1,279,345	1,929	0.61
Noninterest-bearing deposits	296,037			281,123
Other noninterest-bearing liabilities	35,459			30,236
Total liabilities	1,935,420			1,590,704
Total stockholders' equity	153,179			161,939
Total stockholders' equity and liabilities	$2,088,599			$1,752,643
Net interest income and spread (1)		$17,755	2.95		$16,104	3.74
Net interest margin (1)			3.61%			3.89%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2023 as compared to the same periods in 2022, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2023 Compared to 2022
	Three Months Ended March 31,
(dollars in thousands)	Rate	Volume	Total
Interest income:
Due from banks	$207	$(5)	$202
Federal funds sold	2	—	2
Investment securities - taxable (1)	487	46	533
Investment securities - tax exempt (1)	63	(6)	57
Loans held for sale	252	(571)	(319)
Loans held for investment (1)	7,512	5,005	12,517
Total loans	7,764	4,434	12,198
Total interest income	$8,523	$4,469	$12,992
Interest expense:
Interest-bearing demand deposits	$1,740	$(22)	$1,718
Money market and savings deposits	3,679	(54)	3,625
Time deposits	4,074	741	4,815
Total deposits	9,493	665	10,158
Borrowings	422	766	1,188
Subordinated debentures	(2)	(3)	(5)
Total interest expense	$9,913	$1,428	$11,341
Interest differential	$(1,390)	$3,041	$1,651

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended March 31, 2023 Compared to the Same Period in 2022
For the three months ended March 31, 2023 as compared to the same period in 2022, tax-equivalent interest income increased $13.0 million as favorable rate and volume changes contributed $8.5 million, and $4.5 million, respectively. The favorable change in rates led to increased yields on loans held for sale (up 251 basis points) and loans held for investment (up 189 basis points) that favorably impact interest income by $7.8 million, overall. The loans held for investment average balances increased $367.5 million, leading to a favorable volume impact on interest income of $5.0 million, while the decline in loans held for sale average balances of $51.7 million had an unfavorable impact to interest income of $571 thousand. Within the loans held for investment portfolio, average balances on commercial loans, SBA loans, and leases increased $33.6 million, $52.0 million, and $54.0 million, respectively, construction loans were up $65.3 million, and residential real estate loans average balances increased $78.2 million, while the average balance of PPP loans decreased $132.4 million as such loans are nearly fully forgiven now by the SBA.

On the funding side, overall interest expense increased $11.3 million, largely driven by the impact from rate hikes issued by the Fed. The cost of deposits were up across the board, leading to a $10.2 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 303 basis points, 230 basis points and 310 basis points, respectively, while the cost of borrowings increased 373 basis points. Time deposit average balances increased $319.8 million, while money market/savings accounts average balances and interest-bearing demand deposits decreased $41.6 million, and $37.8 million, respectively, and borrowings increased $84.3 million on average.

Overall, the $1.7 million increase in net interest income was derived by the volume changes as the impact from increased average earning assets and the $14.9 million in free funding outpaced the increase in average interest bearing liabilities and overcame the unfavorable impact from the funding costs.

PROVISION FOR CREDIT LOSSES
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
The provision for credit losses increased $784 thousand to help cover for increased loan growth period over period, combined with providing for the $906 thousand increase in net charge-offs period over period.

Asset Quality Summary
The ratio of non-performing assets to total assets was unchanged at 1.11% as of March 31, 2023, and December 31, 2022. There was $1.7 million in other real estate owned included in non-performing assets, the result of taking possession of a well collateralized residential real estate property in the quarter end December 31, 2022. Total non-performing loans of $23.1 million as of March 31, 2023, increased $1.9 million from $21.2 million as December 31, 2022 due to a $1.5 million commercial loan relationship that was reclassified to non-performing as of March 31, 2023.
Meridian realized net charge-offs of 0.08% of total average loans for the quarter ending March 31, 2023 increased from the quarter ended December 31, 2022 level of 0.05%. Net charge-offs for the quarter ended March 31, 2023 were $1.5 million, comprised of $1.5 million in charge-offs, with $44 thousand in recoveries for the quarter. Nearly all of the charge-offs for the quarter ended March 31, 2023 were from small ticket equipment leases. The ratio of allowance for credit losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure, see reconciliation in the Appendix), was 1.13% as of March 31, 2023 and 1.09% as of December 31, 2022. As of March 31, 2023 there were specific reserves of $2.5 million against a non-performing loans, an increase from $2.2 million as of December 31, 2022 due to an increase in the reserve for one commercial loan and one SBA loan.
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

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$—	$140
Home equity lines and loans	985	1,097
Residential mortgage	2,069	2,085
Construction	1,206	—
Total real estate loans	4,260	3,322
Commercial and industrial	13,216	12,547
Small business loans	5,279	4,465
Leases	367	902
Total nonaccrual loans	23,122	21,236
Other real estate owned	1,703	1,703
Total non-performing assets	$24,825	$22,939

Asset quality ratios:
Non-performing assets to total assets	1.11%	1.11%
Non-performing loans to:
Total loans and leases	1.25%	1.20%
Total loans held-for-investment	1.27%	1.22%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.28%	1.23%
Allowance for credit losses to (2):
Total loans and leases	1.10%	1.07%
Total loans held-for-investment	1.12%	1.08%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.13%	1.09%
Non-performing loans	88.41%	88.66%

Total loans and leases	$1,853,890	$1,765,925
Total loans and leases held-for-investment	$1,818,189	$1,743,682
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,803,517	$1,724,601
Allowance for credit losses (2)	$20,442	$18,828

(1) The allowance for credit losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.
(2) See Note 1, "Summary of Significant Accounting Policies - Pronouncements Adopted in 2023.

NON-INTEREST INCOME
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
The following table presents the components of non-interest income for the periods indicated:

	Quarter Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Mortgage banking income	$3,272	$7,096	$(3,824)	(53.9)%
Wealth management income	1,196	1,304	(108)	(8.3)%
SBA loan income	713	2,520	(1,807)	(71.7)%
Earnings on investment in life insurance	192	138	54	39.1%
Net change in the fair value of derivative instruments	(69)	(166)	97	(58.4)%
Net change in the fair value of loans held-for-sale	(1)	(1,124)	1,123	(99.9)%
Net change in the fair value of loans held-for-investment	117	(778)	895	(115.0)%
Net gain on hedging activity	—	2,827	(2,827)	(100.0)%
Service charges	35	27	8	29.6%
Other	1,183	1,258	(75)	(6.0)%
Total non-interest income	$6,638	$13,102	$(6,464)	(49.3)%
Total non-interest income decreased $6.5 million due primarily to lower income from our mortgage segment, which continues to be impacted by lower levels of mortgage loan originations in a rising rate environment and a lack of housing inventory. Driven by the decline in mortgage banking income, the net changes in the fair value of derivative instruments and loans held-for-sale, along with an improvement in net gains on hedging activity which decreased $1.6 million, combined.
SBA loan income decreased $1.8 million as a higher volume of SBA loans were sold into the secondary market in the prior year comparable quarter: $10.9 million of loans were sold in the quarter-ending March 31, 2023 with an average gross margin of 7.7%, compared to $25.2 million in loans sold in the quarter-ending March 31, 2022 with an average gross margin of 10.7%.
The net change in the fair value of loans held-for-investment increased to a gain of $117 thousand for the quarter ended March 31, 2023, compared to a loss of $778 thousand for the comparable prior year quarter, due to the negative impact the rising interest rate environment had on the fair value of the loans in portfolio that are held at fair value.

NON-INTEREST EXPENSE
Three Months Ended March 31, 2023 Compared to the Same Period in 2022
The following table presents the components of non-interest income for the periods indicated:

	Quarter Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Salaries and employee benefits	$11,061	$15,298	$(4,237)	(27.7)%
Occupancy and equipment	1,244	1,252	(8)	(0.6)%
Professional fees	823	848	(25)	(2.9)%
Advertising and promotion	861	986	(125)	(12.7)%
Data processing and software	1,432	1,189	243	20.4%
Pennsylvania bank shares tax	245	199	46	23.1%
Other	2,123	1,661	462	27.8%
Total non-interest expense	$17,789	$21,433	$(3,644)	(17.0)%
Total non-interest expense decreased $3.6 million, or 17.0%, largely attributable to a decrease in salaries and employee benefits expense in the mortgage segment, which had reduced fixed and variable based compensation due to the overall decline in mortgage banking income.
Data processing and software expense increased $243 thousand due to cybersecurity improvements, cloud-based costs and other software upgrades, all as a result of growth. Other non-interest expense increased $462 thousand due to the increased level of client engagement and business development our employees were able to do in the current period versus the prior year due to COVID-19 pandemic restrictions.

INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 2023 was $1.1 million, as compared to $1.6 million for the same period in 2022. The decrease in income tax expense was attributable to the decrease in earnings, period over period. Our effective tax rate was 21.6% for the three months ended March 31, 2023 and 21.9% for the three months ended March 31, 2022.

BALANCE SHEET ANALYSIS
As of March 31, 2023, total assets were $2.2 billion which increased $167.6 million, or 8.1%, from December 31, 2022. This growth in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Mortgage loans held for sale	$35,701	$22,243	$13,458	60.5%
Real estate loans:
Commercial mortgage	617,063	565,400	51,663	9.1
Home equity lines and loans	62,050	59,399	2,651	4.5
Residential mortgage	238,831	221,837	16,994	7.7
Construction	267,388	271,955	(4,567)	(1.7)
Total real estate loans	1,185,332	1,118,591	66,741	6.0

Commercial and industrial	331,082	341,378	(10,296)	(3.0)
Small business loans	148,570	136,155	12,415	9.1
Consumer	387	488	(101)	(20.7)
Leases, net	151,057	138,986	12,071	8.7
Total portfolio loans and leases	$1,816,428	$1,735,598	$80,830	4.7
Total loans and leases	$1,852,129	$1,757,841	$94,288	5.4%
Portfolio loans increased grew $80.8 million, or 4.7%, to $1.8 billion as of March 31, 2023, from $1.7 billion as of December 31, 2022. Overall portfolio loan growth was 4.7% since December 31, 2022, or 18.6% on an annualized basis for 2023. Commercial real estate loans increased $51.7 million, or 9.1%, residential real estate loans held in portfolio increased $17.0 million, or 7.7%, small business loans increased $12.4 million, or 9.1%, and lease financings increased $151.1 million, or 8.7% from December 31, 2022. Commercial loans decreased $10.3 million, or 3.0%, and construction loans decreased $4.6 million, or 1.7% over the same period.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing deposits	$262,636	$301,727	$(39,091)	(13.0)%
Interest-bearing deposits:
Interest-bearing demand deposits	232,616	219,838	12,778	5.8%
Money market and savings deposits	647,904	697,564	(49,660)	(7.1)%
Time deposits	627,257	493,350	133,907	27.1%
Total interest-bearing deposits	$1,507,777	$1,410,752	$97,025	6.9%
Total deposits	$1,770,413	$1,712,479	$57,934	3.4%
Total deposits increased $57.9 million, or 3.4%, since December 31, 2022. Noninterest-bearing deposits and money market accounts decreased $39.1 million, and $49.7 million, respectively, during the period, with notable withdrawals of $19.9 million from 4 separate business customers due to their respective business sales. In addition, $20.2 million in municipal deposits were let go and replaced by brokered deposits due to more favorable wholesale rates and 2 loan relationships with $11.2 million in deposits combined, left Meridian as a result of growth (e.g. private equity). Time deposits grew $133.9 million, or 27.1%, from retail and wholesale efforts as customers prefer the higher term interest rates. Included in time deposits as of March 31, 2023, and December 31, 2022, are $409.3 million and $375.3 million of brokered deposits, respectively, which comprise 23.1% and 21.9% of total deposits as of these dates.

Capital
Consolidated stockholders’ equity of the Corporation was $153.0 million, or 6.9% of total assets as of March 31, 2023, as compared to $153.3 million, or 7.4% of total assets as of December 31, 2022.

Period end numbers show a tangible common equity to tangible assets ratio (a non-GAAP measure) of 6.7% for the Corporation and 8.1% for the Bank. Tangible book value per share (a non-GAAP measure) was $13.33 as of March 31, 2023, compared with $13.01 as of December 31, 2022. A reconciliation of these non-GAAP measures is below.
The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Corporation		Bank		Well-capitalized minimum
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Tier 1 leverage ratio	7.65%	8.13%	9.32%	9.95%	5.00%
Common tier 1 risk-based capital ratio	8.44%	8.77%	10.27%	10.73%	6.50%
Tier 1 risk-based capital ratio	8.44%	8.77%	10.27%	10.73%	8.00%
Total risk-based capital ratio	11.63%	12.05%	11.41%	11.87%	10.00%
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.32% and 9.95% at March 31, 2023 and December 31, 2022, respectively. The Corporation is exempt from CBLR.
In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital.

Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of SNCs, which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $317.8 million at March 31, 2023, compared to $264.4 million at December 31, 2022, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs and has access to approximately $817.9 million in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $5.6 million at March 31, 2023. At March 31, 2023, Meridian had $33 million in borrowings from the Federal Reserve under the BTFP. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2023, Meridian’s maximum borrowing capacity with the FHLB was $558.2 million. At March 31, 2023, Meridian had borrowed $200.9 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $79.7 million against its available credit lines. At March 31, 2023, Meridian also had available $39.0 million of unsecured federal funds lines of credit with other financial institutions as well as $169.4 million of available short or long term funding through the CDARS program and $371.1 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of March 31, 2023, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $7.0 million for the three months ended March 31, 2023 as compared to income before tax of $8.2 million for the same period in 2022. The Banking Segment provided 135.7% of the Corporation’s pre-tax profit for the three month periods ended March 31, 2023, as compared to 113.9% for the same period in 2022.
The Wealth Management Segment recorded income before tax of $231 thousand for the three months ended March 31, 2023 as compared to income before tax of $519 thousand for the same periods in 2022. The decrease in income in this segment was the result of declines in market conditions over the period.

The Mortgage Banking Segment recorded a loss before tax of $2.1 million for the three months ended March 31, 2023 as compared to income before tax of $1.6 million for the same period in 2022. Mortgage Banking income and expenses related to loan originations and sales decreased due to lower origination volume.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2023 were $498.9 million as compared to $506.2 million at December 31, 2022.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2023 amounted to $14.6 million as compared to $19.0 million at December 31, 2022.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation did not repurchase any loans for the three months ended March 31, 2023, and four loans totaling $906 thousand for the three March 31, 2022.

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
The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands)	March 31, 2023	December 31, 2022
Total stockholders' equity (GAAP)	$153,049	$153,280
Less: Goodwill and intangible assets	4,023	4,074
Tangible common equity (non-GAAP)	149,026	149,206

Total assets (GAAP)	2,229,783	2,062,228
Less: Goodwill and intangible assets	4,023	4,074
Tangible assets (non-GAAP)	$2,225,760	$2,058,154

Stockholders' equity to total assets (GAAP)	6.86%	7.43%
Tangible common equity to tangible assets (non-GAAP)	6.70%	7.25%

Shares outstanding	11,177	11,466

Book value per share (GAAP)	$13.69	$13.37
Tangible book value per share (non-GAAP)	$13.33	$13.01

The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at March 31, 2023. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for credit losses calculation.

	March 31, 2023	December 31, 2022
Allowance for credit losses	$20,442	$18,828

Loans, net of fees and costs (GAAP)	1,818,189	1,743,682
Less: PPP loans	(238)	(4,579)
Less: Loans fair valued	(14,434)	(14,502)
Loans, net of fees and costs, excluding PPP and fair valued loans (non-GAAP)	$1,803,517	$1,724,601

Allowance for credit losses, net of fees and costs (GAAP)	1.12%	1.08%
Allowance for credit losses, net of fees and costs, excluding PPP and fair valued loans (non-GAAP)	1.13%	1.09%

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

	Threes Ended March 31,
Changes in Market Interest Rates	2023	2022
+300 basis points over next 12 months	1.58%	0.93%
+200 basis points over next 12 months	1.21%	0.44%
+100 basis points over next 12 months	0.76%	(0.10)%
No Change
-100 basis points over next 12 months	(1.80)%	(0.15)%
-200 basis points over next 12 months	(3.19)%	(1.29)%
The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2023. In its current position, the table indicates that a 100 basis point increase in interest rates would have a positive impact from rising rates on net interest income over the next 12 months as well as in a 200 and 300 basis point increase. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

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

Changes in Market Interest Rates	March 31, 2023	March 31, 2022
+300 basis points	3%	28%
+200 basis points	4%	22%
+100 basis points	3%	14%
No Change
-100 basis points	(10)%	(21)%
-200 basis points	(25)%	(55)%
This economic value of equity profile at March 31, 2023 suggests that we would experience a positive effect from an increase in rates, and that the impact would remain stable as rates continue to rise. Conversely, we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2023 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
Effective January 1, 2023, the Corporation adopted CECL. The Corporation designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. Additional risks not presently known to the Corporation, or that are currently deemed immaterial, may also adversely affect business, financial condition or results of operations of the Corporation. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause the Corporation’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of it.

A continuation of recent turmoil in the financial services industry, and responsive measures to manage it, could have an adverse effect on our stock price, financial position and results of operations. In addition, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it could have a material adverse effect on our stock price, financial condition and results of operations.

In recent months, several financial services institutions have failed or required outside liquidity support. The impact of this situation has led to market volatility and risk of additional stress to other financial services institutions and the financial services industry generally as a result of increased lack of confidence in the financial services sector. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements regarding the safety and soundness of the banking system and taken actions, such as establishing the Bank Term Funding Program, as an additional source of liquidity for banks, there is no guarantee that such actions will be successful in restoring customer confidence. As a result of these events, customers may choose to withdraw uninsured deposit amounts, maintain deposits with larger financial institutions that may be perceived to be more stable or seek to switch their existing deposits into other higher yielding alternatives, which could materially adversely affect our liquidity, loan funding capacity, net interest margin, capital and results of operations.

In addition, these recent events may result in potentially adverse changes to laws or regulations governing banks and bank holding companies, increased oversight by regulatory authorities and/or the imposition of restrictions on certain business activities through supervisory or enforcement activities, including higher capital or liquidity requirements, which could have a material impact on our current and planned business. The cost of resolving the recent bank failures is also expected to result in action by the FDIC to increase its deposit insurance premiums or assessments.

These recent events also have led to a greater focus by regulators and investors on liquidity of existing assets and funding sources for financial institutions, the composition of deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it could have a material adverse effect on our stock price, financial condition and results of operations.

Rising interest rates have decreased the value of the Corporation’s securities portfolio, and the Corporation would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Corporation’s, resulting in unrealized losses embedded in the securities portfolios. While the Corporation does not currently intend to sell these securities, if the Corporation were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Corporation’s capital, financial condition, and results of operations and require the Corporation to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Corporation has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents the shares repurchased by the Corporation during the quarter ended March 31, 2023:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Programs (1)($000's)
	(Dollars in thousands, except shares and per share amounts)
January 1 to January 31, 2023	29,142	$15.67	29,142
February 1 to February 28, 2023	45,194	$15.24	45,194
March 1 to March 31, 2023	110,262	$15.99	110,262
Total	184,598	$15.63		$1,961
(1) On August 30, 2021, the Corporation announced a stock repurchase plan pursuant to which the Corporation may repurchase up to $20 million of the company’s outstanding common stock, par value $1.00 per share. Stock is purchased under the plan from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements. On April 22, 2023, the stock repurchase plan expired. The total amount of stock repurchased under the plan was $19.6 million.
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

Date:	May 10, 2023	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)