Form 10-Q
period 2023-06-30
Meridian Corp
filed 2023-08-09
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2023 there were 11,177,751 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
COVID-19	Coronavirus Disease 2019
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period

LGD	Loss given default
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	June 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$10,576	$11,299
Interest-bearing deposits at other banks	36,290	27,092
Cash and cash equivalents	46,866	38,391
Securities available-for-sale, at fair value (amortized cost of $139,854 and $148,976, respectively)	126,668	135,346
Securities held-to-maturity, at amortized cost (fair value of $32,858 and $33,085, respectively)	36,463	37,479
Equity investments	2,097	2,086
Mortgage loans held for sale	40,422	22,243
Loans, net of fees and costs	1,859,839	1,743,682
Allowance for credit losses	(20,242)	(18,828)
Loans and other finance receivables, net of the allowance for credit losses	1,839,597	1,724,854
Restricted investment in bank stock	9,157	6,931
Bank premises and equipment, net	13,234	13,349
Bank owned life insurance	28,440	28,055
Accrued interest receivable	7,651	7,363
Other real estate owned	1,703	1,703
Deferred income taxes	4,258	3,936
Servicing assets	12,193	12,346
Goodwill	899	899
Intangible assets	3,073	3,175
Other assets	34,156	24,072
Total assets	$2,206,877	$2,062,228
Liabilities:
Deposits:
Non-interest bearing	$269,174	$301,727
Interest bearing	1,513,431	1,410,752
Total deposits	1,782,605	1,712,479
Borrowings	194,636	122,082
Subordinated debentures	40,348	40,346
Accrued interest payable	5,612	2,389
Other liabilities	29,714	31,652
Total liabilities	2,052,915	1,908,948
Stockholders’ equity:
Common stock, $1 par value per share. 25,000,000 shares authorized; 13,180,934 and 13,156,308 shares issued and 11,177,751 and 11,465,572 shares outstanding, respectively	13,181	13,156
Surplus	79,650	79,072
Treasury stock, 2,003,183 and 1,690,736 shares, respectively, at cost	(26,079)	(21,821)
Unearned common stock held by employee stock ownership plan	(1,403)	(1,403)
Retained earnings	99,434	95,815
Accumulated other comprehensive loss	(10,821)	(11,539)
Total stockholders’ equity	153,962	153,280
Total liabilities and stockholders’ equity	$2,206,877	$2,062,228
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023		2022
Interest income:
Loans and other finance receivables, including fees	$32,215	$19,120	$61,632		$36,339
Securities - taxable	992	525	1,951		951
Securities - tax-exempt	351	340	705		646
Cash and cash equivalents	278	52	495		65
Total interest income	33,836	20,037	64,783		38,001
Interest expense:
Deposits	14,023	1,818	25,470		3,107
Borrowings	2,715	668	4,538		1,308
Total interest expense	16,738	2,486	30,008		4,415
Net interest income	17,098	17,551	34,775		33,586
Provision for credit losses	705	602	2,104		1,217
Net interest income after provision for credit losses	16,393	16,949	32,671		32,369
Non-interest income:
Mortgage banking income	5,050	6,942	8,322		14,038
Wealth management income	1,235	1,254	2,431		2,558
SBA loan income	1,767	437	2,480		2,957
Earnings on investment in life insurance	193	137	385		275
Net change in the fair value of derivative instruments	183	(674)	114		(840)
Net change in the fair value of loans held-for-sale	(199)	268	(200)		(856)
Net change in the fair value of loans held-for-investment	(219)	(835)	(102)		(1,613)
Net (loss) gain on hedging activity	(1)	1,715	(1)		4,542
Net loss on sale of investment securities available-for-sale	(54)	—	(54)		—
Service charges	37	31	72		58
Other	1,132	1,128	2,315		2,386
Total non-interest income	9,124	10,403	15,762		23,505
Non-interest expense:
Salaries and employee benefits	12,152	12,926	23,213		28,224
Occupancy and equipment	1,140	1,176	2,384		2,428
Professional fees	1,004	913	1,827		1,761
Advertising and promotion	1,091	1,189	1,952		2,175
Data processing and software	1,681	1,308	3,113		2,497
Other	2,547	2,194	4,915	—	4,054
Total non-interest expense	19,615	19,706	37,404		41,139
Income before income taxes	5,902	7,646	11,029		14,735
Income tax expense	1,257	1,708	2,363		3,262
Net income	$4,645	$5,938	$8,666		$11,473
Basic earnings per common share	$0.42	$0.49	$0.78		$0.95
Diluted earnings per common share	$0.41	$0.48	$0.75		$0.92
Basic weighted average shares outstanding	11,062	11,998	11,167		12,022
Diluted weighted average shares outstanding	11,304	12,398	11,494		12,458
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income:	$4,645	$5,938	$8,666	$11,473

Net change in unrealized (losses) gains on investment securities:
Change in fair value of investment securities, net of tax of $(371), $(1,025), $83, and $(2,651), respectively	(1,356)	(3,481)	292	(8,850)
Reclassification adjustment for net losses (gains) realized in net income, net of tax effect of $11, $0, $11, and $(3), respectively	43	—	43	(9)
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $6, $7, $12, and $(301), respectively	23	22	45	(999)
Unrealized investment gains (losses), net of tax effect of $(353), $(1,018), $107, and $(2,955), respectively	$(1,290)	$(3,459)	$380	$(9,858)
Net change in unrealized gains (losses) on interest rate swaps used in cash flow hedges, net of tax effect of $(97), $0, $(97), and $0, respectively	338	—	338	—
Total other comprehensive income (loss)	$(952)	$(3,459)	$718	$(9,858)
Total comprehensive income (loss)	$3,693	$2,479	$9,384	$1,615
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended June 30, 2023
Balance at April 1, 2023	$13,180	$79,473	$(24,512)	$(1,403)	$96,180	$(9,869)	$153,049
Net income	—	—	—	—	4,645	—	4,645
Other comprehensive loss	—	—	—	—	—	(952)	(952)
Dividends paid or accrued, $0.125 per share	—	—	—	—	(1,391)	—	(1,391)
Net purchase of treasury stock through publicly announced plans (127,849 shares)	—	—	(1,567)	—	—	—	(1,567)
Common stock issued through share-based awards and exercises	1	20	—	—	—	—	21
Stock based compensation expense	—	157	—	—	—	—	157
Balance at June 30, 2023	$13,181	$79,650	$(26,079)	$(1,403)	$99,434	$(10,821)	$153,962

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Six Months Ended June 30, 2023
Balance at January 1, 2023	$13,156	$79,072	$(21,821)	$(1,403)	$95,815	$(11,539)	$153,280
Adjustment to initially apply ASU No. 2016-13 for CECL (1), net of tax					(2,228)		(2,228)
Net income	—	—	—	—	8,666	—	8,666
Other comprehensive income	—	—	—	—	—	718	718
Dividends paid or accrued, $0.25 per share	—	—	—	—	(2,819)	—	(2,819)
Net purchase of treasury stock through publicly announced plans (312,447 shares)	—	—	(4,258)	—	—	—	(4,258)
Common stock issued through share-based awards and exercises	25	144	—	—	—	—	169
Stock based compensation expense	—	434	—	—	—	—	434
Balance at June 30, 2023	$13,181	$79,650	$(26,079)	$(1,403)	$99,434	$(10,821)	$153,962

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended June 30, 2022
Balance at April 1, 2022	$13,091	$77,642	$(8,860)	$(1,602)	$83,104	$(5,691)	$157,684
Net income	—	—	—	—	5,938	—	5,938
Other comprehensive loss	—	—	—	—	—	(3,459)	(3,459)
Dividends paid or accrued, $0.10 per share	—	—	—	—	(1,227)	—	(1,227)
Net purchase of treasury stock through publicly announced plans (194,770 shares)	—	—	(3,036)	—	—	—	(3,036)
Common stock issued through share-based awards and exercises	5	88	—	—	—	—	93
Stock based compensation expense	—	94	—	—	—	—	94
Balance at June 30, 2022	$13,096	$77,824	$(11,896)	$(1,602)	$87,815	$(9,150)	$156,087

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Six Months Ended June 30, 2022
Balance at January 1, 2022	$13,070	$77,128	$(8,860)	$(1,602)	$84,916	$708	$165,360
Net income	—	—	—	—	11,473	—	11,473
Other comprehensive loss	—	—	—	—	—	(9,858)	(9,858)
Dividends declared, $0.70 per share	—	—	—	—	(8,574)	—	(8,574)
Net purchase of treasury stock through publicly announced plans (194,770 shares)	—	—	(3,036)	—	—	—	(3,036)
Common stock issued through share-based awards and exercises	26	342	—	—	—	—	368
Stock based compensation expense	—	354	—	—	—	—	354
Balance at June 30, 2022	$13,096	$77,824	$(11,896)	$(1,602)	$87,815	$(9,150)	$156,087
(1) See Note 1, "Summary of Significant Accounting Policies - Pronouncements Adopted in 2023" for additional information.
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(dollars in thousands)	2023	2022
Net income	$8,666	$11,473
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on sale of investment securities	54	—
Net amortization of investment premiums and discounts and change in fair value of equity securities	498	239
Depreciation and amortization (accretion), net	145	749
Provision for credit losses	2,104	1,217
Amortization of issuance costs on subordinated debt	56	59
Stock based compensation	578	354
Net change in fair value of derivative instruments	(604)	840
Net change in fair value of loans held for sale	200	856
Net change in fair value of loans held for investment	102	1,613
Amortization and net impairment of servicing rights	879	1,327
SBA loan income	(2,480)	(2,957)
Proceeds from sale of loans	305,304	656,565
Loans originated for sale	(316,437)	(620,013)
Mortgage banking income	(8,322)	(14,038)
Increase in accrued interest receivable	(288)	(99)
(Increase) decrease increase in other assets	(2,864)	1,571
Earnings from investment in bank owned life insurance	(385)	(275)
Increase in deferred income tax	(100)	(153)
Increase in accrued interest payable	3,223	115
Decrease in other liabilities	(1,874)	(3,764)
Net cash (used in) provided by operating activities	$(11,545)	$35,679

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	4,590	6,327
Sales	13,514	—
Purchases	(11,571)	(15,707)
Activity in held-to-maturity securities:
Maturities, repayments and calls	865	362
Purchases	—	(4,500)
(Decrease) increase in restricted stock	(2,226)	398
Net increase in loans	(120,124)	(136,069)
Purchases of premises and equipment	(601)	(1,028)
Net cash used in investing activities	$(115,553)	$(150,217)

Cash flows from financing activities:
Net increase in deposits	70,126	121,601
Increase (decrease) in short-term borrowings	69,122	17,792
Increase in long-term debt	3,432	—
Repayment of subordinated debt	(54)	—
Net purchase of treasury stock	(4,259)	(3,036)
Dividends paid	(2,819)	(8,574)
Share based awards and exercises	25	368
Net cash provided by financing activities	$135,573	$128,151

Net change in cash and cash equivalents	8,475	13,613
Cash and cash equivalents at beginning of period	38,391	23,480
Cash and cash equivalents at end of period	$46,866	$37,093

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,785	$4,301
Income taxes	308	3,265

Supplemental disclosure of cash flow information:
Transfers from loans held for sale to loans held for investment	351	2,848
Net loans sold, not settled	9,205	(962)
Transfer of securities from AFS to HTM	—	23,652
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
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any other period.

Stock Split
On February 28, 2023, the Corporation approved and declared a two-for-one stock split in the form of a stock dividend, paid March 20, 2023, to shareholders of record as of March 14, 2023. Under the terms of the stock split, the Corporation’s shareholders received a dividend of one share for every share held on the record date. The dividend was paid in authorized but unissued shares of common stock of the Corporation. The par value of the Corporation's stock was not affected by the split and remained at $1.00 per share. All share and per share amounts reported in the consolidated financial statements have been adjusted to reflect the two-for-one stock split.

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

Allowance for Credit Losses - Loans and Leases
On January 1, 2023, the Corporation adopted ASU 2016-13, Financial Instruments-Credit Losses ("Topic 326"), which replaced the incurred loss impairment model with an expected loss methodology that is referred to as the CECL methodology. The Corporation now establishes an ACL in accordance with Topic 326. The ACL includes quantitative and qualitative factors that comprise management's current estimate of expected credit losses, including portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to reasonable and supportable forecasts about future economic conditions, prepayment speeds, and qualitative adjustment factors.

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

Management uses a third-party economic forecast to modify the calculated historical loss rates of the portfolio segments. The Corporation's economic forecast extends out 4 quarters (the forecast period) and reverts to the historical loss rates on a straight-line basis over 1 quarter (the reversion period) as we believe this to be reasonable and supportable in the current environment. The economic forecast and reversion periods will be evaluated periodically by management and updated as appropriate.

The historical loss rates for commercial loans are estimated by determining the PD and expected LGD. The PD is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based solely on average net loss rates over the same look-back period. The Corporation's current look-back period is 32 quarters which helps to ensure that historical loss rates are adequately considering losses over a full economic cycle.

Loans that do not share similar risk characteristics with any loan segments are evaluated on an individual basis. These loans, which may include borrowers experiencing financial difficulties, are not included in the collective basis evaluation. When it is probable that collection of all principal and interest due according to their contractual terms is not likely, which is assessed based on the credit characteristics of the loan and/or payment status, these loans are individually reviewed and measured for potential credit loss.

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

These factors are based on their relative standing compared to the period in which historical losses are used in quantitative reserve estimates and current directional trends, and reasonable and supportable forecasts. Qualitative factors in the model can add to or subtract from quantitative reserves.

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

Past Due and Nonaccrual Loans
Past due loans and leases are defined as loans contractually past due 30 - 89 days as to principal or interest payments but which remain in accrual status, or loans delinquent 90 days or more but are considered well secured and in the process of collection.

Nonaccruing loans and leases are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Loans are returned to accrual status when it is determined that the borrower has the ability to make all principal and interest payments in accordance with the terms of the loan (i.e. a consistent repayment record, generally six consecutive payments, has been demonstrated).

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
Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities. Equity securities are carried at fair value, with changes in fair value reported in net income. At June 30, 2023 and December 31, 2022, investments in equity securities consisted of an investment in mutual funds with a fair value of $2.1 million, and $2.1 million, respectively.

The Corporation’s accounting policy specifies that (a) if the Corporation does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When the Corporation does not intend to sell the security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Corporation did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2023 and 2022.

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

The allowance for credit losses for off-balance sheet exposures is included in Other liabilities on the Consolidated Balance Sheets and the provision for credit losses for off-balance sheet exposure is included in the provision for credit losses on the Consolidated Statements of Income for the periods ended June 30, 2023, and in other non-interest expense for periods prior to the adoption of ASU-2016-13 on January 1, 2023. The allowance for credit losses for off-balance sheet exposures was $1.4 million and $173 thousand as of June 30, 2023 and December 31, 2022, respectively.

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

FASB ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures."
In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investment in leases in the existing vintage disclosures. The Corporation adopted ASU 2022-02 at the same time ASU 2016-13 was adopted, as of January 1, 2023. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation's financial statements. See Note 5.

Pronouncements Not Yet Effective as of June 30, 2023:
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

FASB ASU 2023-02, "Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method"
In March 2023, the FASB issued ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, instead of only LIHTC structures. This amendment also eliminates certain LIHTC specific guidance aligning the accounting with other equity investments in tax credit structures. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. We are evaluating the accounting and disclosure requirements of ASU 2023-02 and do not expect them to have a material effect on our consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Numerator for earnings per share:
Net income available to common stockholders	$4,645	$5,938	$8,666	$11,473

Denominators for earnings per share:
Weighted average shares outstanding	11,240	12,202	11,348	12,230
Average unearned ESOP shares	(178)	(204)	(181)	(208)
Basic weighted averages shares outstanding	11,062	11,998	11,167	12,022
Dilutive effects of assumed exercises of stock options	72	256	165	298
Dilutive effects of SERP shares	170	144	162	138
Diluted weighted averages shares outstanding	11,304	12,398	11,494	12,458

Basic earnings per share	$0.42	$0.49	$0.78	$0.95
Diluted earnings per share	$0.41	$0.48	$0.75	$0.92
Antidilutive shares excluded from computation of average dilutive earnings per share	512	272	507	42

(3)    Securities
The following tables presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	June 30, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for Credit Losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$12,158	$110	$(235)	$—	$12,033	9
U.S. government agency MBS	10,985	—	(539)	—	10,446	12
U.S. government agency CMO	22,684	—	(2,387)	—	20,297	30
State and municipal securities	40,456	—	(4,877)	—	35,579	31
U.S. Treasuries	32,981	—	(3,323)	—	29,658	25
Non-U.S. government agency CMO	12,390	1	(820)	—	11,571	13
Corporate bonds	8,200	—	(1,116)	—	7,084	13
Total securities available-for-sale	$139,854	$111	$(13,297)	$—	$126,668	133

Securities held to maturity:
State and municipal securities	$36,463	$—	$(3,605)	$—	$32,858	24
Total securities held-to-maturity	$36,463	$—	$(3,605)	$—	$32,858	24

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$15,581	$14	$(314)	$15,281	12
U.S. government agency MBS	12,272	5	(538)	11,739	12
U.S. government agency CMO	25,520	40	(2,242)	23,318	29
State and municipal securities	44,700	—	(5,862)	38,838	34
U.S. Treasuries	32,980	—	(3,457)	29,523	25
Non-U.S. government agency CMO	9,722	—	(633)	9,089	11
Corporate bonds	8,201	—	(643)	7,558	12
Total securities available-for-sale	$148,976	$59	$(13,689)	$135,346	135

Securities held-to-maturity:
State and municipal securities	$37,479	$—	$(4,394)	$33,085	25
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at June 30, 2023, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.
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
For the three and six months ended June 30, 2023, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	June 30, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$—	$—	$7,423	$(235)	$7,423	$(235)
U.S. government agency mortgage-backed securities	2,151	(7)	8,296	(532)	10,446	(539)
U.S. government agency collateralized mortgage obligations	3,676	(104)	16,621	(2,283)	20,297	(2,387)
State and municipal securities	—	—	35,579	(4,877)	35,579	(4,877)
U.S. Treasuries	—	—	29,658	(3,323)	29,658	(3,323)
Non-U.S. government agency collateralized mortgage obligations	4,674	(84)	6,221	(736)	10,895	(820)
Corporate bonds	2,208	(292)	4,876	(824)	7,084	(1,116)
Total securities available-for-sale	$12,709	$(487)	$108,674	$(12,810)	$121,382	$(13,297)

Securities held-to-maturity:
State and municipal securities	$6,740	$(95)	$25,681	$(3,510)	$32,421	$(3,605)
Total securities held-to-maturity	$6,740	$(95)	$25,681	$(3,510)	$32,421	$(3,605)

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$6,531	$(80)	$4,863	$(234)	$11,394	$(314)
U.S. government agency MBS	6,022	(230)	4,637	(308)	10,659	(538)
U.S. government agency CMO	9,859	(821)	9,549	(1,421)	19,408	(2,242)
State and municipal securities	7,487	(726)	31,351	(5,136)	38,838	(5,862)
U.S. Treasuries	1,902	(97)	27,622	(3,360)	29,524	(3,457)
Non-U.S. government agency CMO	8,423	(464)	666	(169)	9,089	(633)
Corporate bonds	5,019	(431)	1,538	(212)	6,557	(643)
Total securities available-for-sale	$45,243	$(2,849)	$80,226	$(10,840)	$125,469	$(13,689)

Securities held-to-maturity:
State and municipal securities	$10,130	$(364)	$22,543	$(4,030)	$32,673	$(4,394)
Total securities held-to-maturity	$10,130	$(364)	$22,543	$(4,030)	$32,673	$(4,394)
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2023				December 31, 2022
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—	$—	$—	$—	$—
Due after one year through five years	26,779	24,295	3,370	3,326	18,865	17,289	4,275	4,238
Due after five years through ten years	23,433	20,894	3,937	3,457	28,647	25,459	2,998	2,683
Due after ten years	43,583	39,165	29,156	26,075	53,950	48,453	30,206	26,164
Subtotal	93,795	84,354	36,463	32,858	101,462	91,201	37,479	33,085
Mortgage-related securities	46,059	42,314	—	—	47,514	44,145	—	—
Total	$139,854	$126,668	$36,463	$32,858	$148,976	$135,346	$37,479	$33,085
The following table presents the gross loss on sale of investment securities available for sale on the dates indicated:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Proceeds from sale of investment securities	$13,514	$—	$13,514	$—
Gross gain on sale of available for sale investments	—	—	—	—
Gross loss on sale of available for sale investments	54	—	54	—

Pledged Securities
As of June 30, 2023 and December 31, 2022, securities having a fair value of $53.5 million and $78.4 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022
Real estate loans:
Commercial mortgage	$648,235	$565,400
Home equity lines and loans	67,226	59,399
Residential mortgage	247,848	221,837
Construction	286,082	271,955
Total real estate loans	1,249,391	1,118,591
Commercial and industrial	310,280	341,378
Small business loans	147,937	136,155
Consumer	440	488
Leases, net	150,029	138,986
Total loans	$1,858,077	$1,735,598

Balances included in loans, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$14,403	$14,502
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,976	16,930
Unearned lease income included in leases, net	(24,698)	(25,715)
Unamortized net deferred loan origination costs	1,762	8,084
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
Nonaccrual and Past Due Loans
The following tables present an aging of the Corporation’s loans at the dates indicated:

	June 30, 2023
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$—	$—	$—	$648,235	$648,235	$—	$648,235	—%
Home equity lines and loans	89	—	89	66,206	66,295	931	67,226	1.52
Residential mortgage (1)	871	—	871	244,705	245,576	2,272	247,848	1.27
Construction	—	—	—	284,876	284,876	1,206	286,082	0.42
Commercial and industrial	—	—	—	294,617	294,617	15,663	310,280	5.05
Small business loans	1,742	—	1,742	140,038	141,780	6,157	147,937	5.34
Consumer	—	—	—	440	440	—	440	—
Leases, net	1,048	—	1,048	147,846	148,894	1,135	150,029	1.46%
Total	$3,750	$—	$3,750	$1,826,963	$1,830,713	$27,364	$1,858,077	1.67%

(1) Includes $14,403 of loans at fair value of which $13,680 are current, $173 are 30-89 days past due and $550 are nonaccrual.

	December 31, 2022
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$—	$—	$—	$565,260	$565,260	$140	$565,400	0.02%
Home equity lines and loans	146	—	146	58,156	58,302	1,097	59,399	2.09
Residential mortgage (1)	4,262	—	4,262	215,490	219,752	2,085	221,837	2.86
Construction	1,206	—	1,206	270,749	271,955	—	271,955	0.44
Commercial and industrial	101	—	101	328,730	328,831	12,547	341,378	3.70
Small business loans	939	—	939	130,751	131,690	4,465	136,155	3.97
Consumer	—	—	—	488	488	—	488	—
Leases, net	1,173	—	1,173	136,911	138,084	902	138,986	1.49%
Total	$7,827	$—	$7,827	$1,706,535	$1,714,362	$21,236	$1,735,598	1.67%

(1) Includes $14,502 of loans at fair value of which $13,760 are current, $184 are 30-89 days past due and $558 are nonaccrual.
Foreclosed and Repossessed Assets
At June 30, 2023, there were 4 consumer mortgage loans secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $948 thousand for which formal foreclosure proceedings were in process.
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

Past Due and Nonaccrual Status
The following table presents the amortized costs basis of loans and leases on nonaccrual status and loans 90 days or more past due and still accruing, net of fees and costs as of June 30, 2023. As of this date here were no loans 90 days or more past due and still accruing.

	June 30, 2023
(dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Home equity lines and loans	$931	$—	$931
Residential mortgage	2,272	—	2,272
Construction	1,206	—	1,206
Commercial and industrial	3,348	12,315	15,663
Small business loans	1,564	4,593	6,157
Leases, net	—	1,135	1,135
Total	$9,321	$18,043	$27,364
Collateral-dependent Loans
The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class or loans as of June 30, 2023 under the current expected credit loss model:

	June 30, 2023
(dollars in thousands)	Real Estate	Equipment and Other	Total
Home equity lines and loans	$931	$—	$931
Residential mortgage	2,272	—	2,272
Construction	1,206	—	1,206
Commercial and industrial	1,895	13,768	15,663
Small business loans	4,572	1,585	6,157
Leases, net	—	1,135	1,135
Total	$10,876	$16,488	$27,364

(5)    Allowance for Credit Losses
The ACL is maintained at a level considered adequate to provide for estimated expected credit losses within the loan portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. Management’s periodic evaluation of the adequacy of the ACL is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available.

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three and six months ended June 30, 2023 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2023):

	Three Months Ended June 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,475	$—	$—	$(226)	$3,249
Home equity lines and loans	615	(54)	1	228	790
Residential mortgage	868	—	—	179	1,047
Construction	1,119	—	—	175	1,294
Commercial and industrial	2,733	—	17	(509)	2,241
Small business loans	6,316	(326)	—	878	6,868
Consumer	—	—	1	(1)	—
Leases	5,316	(775)	149	63	4,753
Total	$20,442	$(1,155)	$168	$787	$20,242

	Six Months Ended June 30, 2023
(dollars in thousands)	Beginning Balance, prior to adoption of ASU No. 2016-13 for CECL	Adjustment to initially apply ASU No. 2016-13 for CECL	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,095	$(526)	$—	$—	$(320)	$3,249
Home equity lines and loans	188	439	(87)	3	247	790
Residential mortgage	948	17	—	—	82	1,047
Construction	3,075	(1,763)	—	—	(18)	1,294
Commercial and industrial	4,012	(1,023)	—	56	(804)	2,241
Small business loans	4,909	1,110	(326)	—	1,175	6,868
Consumer	3	(3)	—	2	(2)	—
Leases	1,598	3,345	(2,239)	152	1,897	4,753
Total	$18,828	$1,596	$(2,652)	$213	$2,257	$20,242

The following tables provide the activity of the allowance for loan and lease losses for the three and six months ended June 30, 2022 under the incurred loss model:

	Three Months Ended June 30, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending balance
Commercial mortgage	$4,150	$—	$—	$177	$4,327
Home equity lines and loans	208	—	2	30	240
Residential mortgage	357	—	—	132	489
Construction	2,257	—	—	224	2,481
Commercial and industrial	7,369	—	9	(1,091)	6,287
Small business loans	3,372	—	—	309	3,681
Consumer	3	—	1	(1)	3
Leases	1,110	(696)	61	822	1,297
Total	$18,826	$(696)	$73	$602	$18,805

	Six Months Ended June 30, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reversal)	Ending balance
Commercial mortgage	$4,950	$—	$—	$(623)	$4,327
Home equity lines and loans	224	—	8	8	240
Residential mortgage	283	—	2	204	489
Construction	2,042	—	—	439	2,481
Commercial and industrial	6,533	—	20	(266)	6,287
Small business loans	3,737	—	—	(56)	3,681
Consumer	3	—	2	(2)	3
Leases	986	(1,263)	61	1,513	1,297
Total	$18,758	$(1,263)	$93	$1,217	$18,805

Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Provision for credit losses - funded	$787	$602	$2,257	$1,217
Recovery of provision for credit losses - unfunded	(82)	—	(153)	—
Total provision for credit losses	$705	$602	$2,104	$1,217

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases at the dates indicated:

	June 30, 2023
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,249	$3,249	$—	$648,235	$648,235
Home equity lines and loans	—	790	790	931	66,295	67,226
Residential mortgage	—	1,047	1,047	1,722	231,723	233,445
Construction	—	1,294	1,294	1,206	284,876	286,082
Commercial and industrial	998	1,243	2,241	15,681	294,599	310,280
Small business loans	1,599	5,269	6,868	6,157	141,780	147,937
Consumer	—	—	—	—	440	440
Leases, net	—	4,753	4,753	1,135	148,894	150,029
Total (1)	$2,597	$17,645	$20,242	$26,832	$1,816,842	$1,843,674

(1) Excludes deferred fees and loans carried at fair value.

The following table details the pre-CECL allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment at the dates indicated:

	December 31, 2022
	Allowance on loans and leases			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$4,095	$4,095	$2,445	$562,955	$565,400
Home equity lines and loans	—	188	188	1,097	58,302	59,399
Residential mortgage	—	948	948	1,454	205,881	207,335
Construction	—	3,075	3,075	1,206	270,749	271,955
Commercial and industrial	776	3,236	4,012	12,547	328,831	341,378
Small business loans	1,449	3,460	4,909	4,527	131,628	136,155
Consumer	—	3	3	—	488	488
Leases, net	—	1,598	1,598	902	138,084	138,986
Total (1)	$2,225	$16,603	$18,828	$24,178	$1,696,918	$1,721,096

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

	June 30, 2023						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
	2023	2022	2021	2020	2019	Prior
Commercial mortgage
Pass/Watch	$56,635	$128,590	$142,562	$97,800	$54,142	$138,257	$511	$375	$618,872
Special Mention	—	4,687	—	—	9,331	10,145	667	—	24,830
Substandard	200	—	—	—	1,662	2,340	—	331	4,533
Total	$56,835	$133,277	$142,562	$97,800	$65,135	$150,742	$1,178	$706	$648,235
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$32,623	$103,126	$55,014	$48,430	$4,563	$2,147	$123	$23,654	$269,680
Special Mention	—	—	1,084	—	503	11,916	—	1,693	15,196
Substandard	—	—	—	—	—	1,206	—	—	1,206
Total	$32,623	$103,126	$56,098	$48,430	$5,066	$15,269	$123	$25,347	$286,082
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$7,917	$43,176	$33,533	$8,425	$5,169	$43,263	$—	$123,781	$265,264
Special Mention	1,000	4,802	—	—	—	2,679	—	3,670	12,151
Substandard	—	—	4,659	933	300	8,762	—	18,211	32,865
Total	$8,917	$47,978	$38,192	$9,358	$5,469	$54,704	$—	$145,662	$310,280
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Small business loans
Pass/Watch	$36,484	$24,949	$44,952	$14,512	$7,198	$1,115	$—	$12,301	$141,511
Special Mention	—	169	—	—	—	—	—	100	269
Substandard	—	—	2,829	1,916	912	—	—	500	6,157
Total	$36,484	$25,118	$47,781	$16,428	$8,110	$1,115	$—	$12,901	$147,937
Current period gross charge-offs	$—	$—	$—	$(161)	$(165)	$—	$—	$—	$(326)

Total by risk rating
Pass/Watch	$133,659	$299,841	$276,062	$169,168	$71,072	$184,782	$634	$160,111	$1,295,328
Special Mention	1,000	9,658	1,084	—	9,834	24,740	667	5,463	52,446
Substandard	200	—	7,488	2,849	2,874	12,308	—	19,042	44,761
Doubtful	—	—	—	—	—	—	—	—	—
Total	$134,859	$309,498	$284,633	$172,016	$83,780	$221,830	$1,301	$184,616	$1,392,535
Total current period gross charge-offs	$—	$—	$—	$(161)	$(165)	$—	$—	$—	$(326)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2023.

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	June 30, 2023						Revolving Loans	Total
	Term Loans
	2023	2022	2021	2020	2019	Prior
Home equity lines and loans
Performing	$53	$808	$400	$366	$2,348	$2,456	$59,864	$66,295
Nonperforming	—	—	—	—	—	—	931	931
Total	$53	$808	$400	$366	$2,348	$2,456	$60,795	$67,226
Current period gross charge-offs	$—	$—	$—	$(54)	$—	$(33)	$—	$(87)

Residential mortgage (1)
Performing	$29,016	$158,223	$23,827	$7,491	$464	$12,702	$—	$231,723
Nonperforming	—	—	—	—	—	1,722	—	1,722
Total	$29,016	$158,223	$23,827	$7,491	$464	$14,424	$—	$233,445
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$43	$47	$—	$—	$39	$250	$61	$440
Nonperforming	—	—	—	—	—	—	—	—
Total	$43	$47	$—	$—	$39	$250	$61	$440
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases, net
Performing	$26,018	$69,383	$40,192	$13,301	$—	$—	$—	$148,894
Nonperforming	—	670	277	188	—	—	—	1,135
Total	$26,018	$70,053	$40,469	$13,489	$—	$—	$—	$150,029
Current period gross charge-offs	$(3)	$(1,005)	$(1,095)	$(136)	$—	$—	$—	$(2,239)

Total by Payment Performance
Performing	$55,130	$228,461	$64,419	$21,158	$2,851	$15,408	$59,925	$447,352
Nonperforming	—	670	277	188	—	1,722	931	3,788
Total	$55,130	$229,131	$64,696	$21,346	$2,851	$17,130	$60,856	$451,140
Total current period gross charge-offs	$(3)	$(1,005)	$(1,095)	$(190)	$—	$(33)	$—	$(2,326)
(1) Excludes $14,403 of loans at fair value.

Commercial and industrial loans classified as substandard totaled $32.9 million as of June 30, 2023, a decrease of $6.4 million, from $39.3 million as of December 31, 2022. The majority of commercial and industrial substandard loans is comprised of 14 different loan relationships with no specific industry concentration and an $11.0 million commercial loan relationship in the advertising industry that became a non-performing loan relationship late in 2021.

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

(1) There were four nonperforming residential mortgage loans at June 30, 2023 and four nonperforming residential mortgage loans at December 31, 2022 with a combined outstanding principal balance of $550 thousand and $558 thousand, respectively, which were carried at fair value and not included in the table above.

Individually Evaluated Loans
The following table details the recorded investment and principal balance of individually evaluated loans by portfolio segment, their related Allowance and interest income recognized at the dates indicated.

	June 30, 2023			December 31, 2022
(dollars in thousands)	Recorded investment	Principal balance	Related allowance	Recorded investment	Principal balance	Related allowance
Individually evaluated loans with related allowance:
Commercial and industrial	$12,315	$13,760	$998	$11,099	$12,095	$776
Small business loans	4,593	4,618	1,599	3,730	3,730	1,449
Total	$16,908	$18,378	$2,597	$14,829	$15,825	$2,225
Individually evaluated loans without related allowance:
Commercial mortgage	$—	$—	$—	$2,445	$2,456	$—
Commercial and industrial	3,366	3,398	—	1,448	1,494	—
Small business loans	1,564	1,642	—	797	797	—
Home equity lines and loans	931	933	—	1,097	1,097	—
Residential mortgage	1,722	1,722	—	1,454	1,454	—
Construction	1,206	1,206	—	1,206	1,206	—
Leases	1,135	1,135	—	902	902	—
Total	9,924	10,036	—	9,349	9,406	—
Grand Total	$26,832	$28,414	$2,597	$24,178	$25,231	$2,225

The following table details the average recorded investment and interest income recognized on individually evaluated loans by portfolio segment.

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Individually evaluated loans with related allowance:
Commercial and industrial	$10,700	$18	$16,412	$—
Small business loans	4,014	—	666	—
Total	$14,714	$18	$17,078	$—
Individually evaluated loans without related allowance:
Commercial mortgage	—	—	4,241	29
Commercial and industrial	4,516	—	293	—
Small business loans	2,166	—	835	2
Home equity lines and loans	931	—	1,040	23
Residential mortgage	1,725	8	1,480	166
Construction	1,206	—	1,206	16
Leases	1,153	—	102	—
Total	$11,697	$8	$9,197	$236
Grand Total	$26,411	$26	$26,275	$236

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Individually evaluated loans with related allowance:
Commercial and industrial	$10,808	$18	$16,449	$—
Small business loans	4,047	—	666	—
Total	$14,855	$18	$17,115	$—
Individually evaluated loans without related allowance:
Commercial mortgage	—	58	4,279	48
Commercial and industrial	3,350	—	297	—
Small business loans	1,458	2	844	5
Home equity lines and loans	937	—	1,044	23
Residential mortgage	1,585	38	1,483	168
Construction	1,120	—	1,206	31
Leases	1,157	—	103	—
Total	$9,607	$98	$9,256	$275
Grand Total	$24,462	$116	$26,371	$275

Troubled Debt Restructuring
As result of the adoption of guidance related to CECL effective as of January 1, 2023, the Corporation had no reportable balances related to TDRs as of and for the three and six months ended June 30, 2023. See Note 1 “Summary of Significant Accounting Policies” for additional information.
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
The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

	Three and Six Months Ended June 30, 2023
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial & industrial	1	$3,233	1.0%	$—
Total	1	$3,233		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial & industrial	1	$1,406	0.5%	$422
Total	1	$1,406		$422

The following presents, by class of loans, information regarding the financial effect on accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended June 30, 2023.

	Number of Loans
		Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial & industrial	1	Extend maturity date
Total	1
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial & industrial	1	Extend term and allow additional lender funding
Total	1
There were no modifications granted to borrowers experiencing financial difficulty for the three months ended March 31, 2023. There were no loans that had a payment default during the three and six months ended June 30, 2023 that were modified in the 12 months before default to borrowers experiencing financial difficulty. There is one commitment to lend an additional $267 thousand to a borrower experiencing financial difficulty that had a modification during the three and six months ended June 30, 2023.

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has two unsecured Federal funds borrowing facilities with correspondent banks: one of $24 million and one of $15 million. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 in Federal funds purchased at June 30, 2023 and December 31, 2022. The Corporation also has a facility with the Federal Reserve Bank discount window of $7.9 million. This facility is fully secured by investment securities. There were no borrowings under this at June 30, 2023 and December 31, 2022. Additionally, the Corporation has a facility with the Federal Reserve’s BTFP of $33 million. This facility was created by the Federal Reserve in March 2023 and is fully secured by United States Treasury Bonds. There were $33 million in borrowings under this facility at June 30, 2023.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	June 30, 2023	December 31, 2022
FHLB Open Repo Plus Weekly	06/10/2024	5.39%	$133,727	$113,147
FHLB Mid-term Repo Fixed	07/14/2023	5.37%	15,542	—
FRB BTFP Advances	03/29/2024	4.76%	33,000	—
Total Short-Term Borrowings			$182,269	$113,147

The following table presents long-term borrowings at the dates indicated:

	Maturity date	Interest rate	June 30, 2023	December 31, 2022
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	$8,935	$8,935
FHLB Mid-term Repo Fixed	9/30/2024	4.60%	3,432	—
Total Long-Term Borrowings			$12,367	$8,935

The FHLB has also issued $120.0 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2023.
The Corporation has a maximum borrowing capacity with the FHLB of $620.6 million as of June 30, 2023 and $505.4 million as of December 31, 2022. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $1.0 billion of residential mortgage loans as of June 30, 2023 and December 31, 2022. During the three and six months ended June 30, 2023, the Corporation recognized servicing fee income of $618 thousand and $1.3 million, respectively, compared to $653 thousand and $1.3 million, during the three and six months ended June 30, 2022, respectively.

Changes in the MSR balance are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$9,573	$10,888	$9,942	$10,756
Servicing rights capitalized	—	51	—	583
Amortization of servicing rights	(335)	(332)	(706)	(736)
Change in valuation allowance	—	3	2	7
Balance at end of the period	$9,238	$10,610	$9,238	$10,610
Activity in the valuation allowance for MSRs was as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Valuation allowance, beginning of period	$—	$(4)	$(2)	$(8)
Recovery	—	3	2	7
Valuation allowance, end of period	$—	$(1)	$—	$(1)
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2023, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 6.60% and a discount rate equal to 9.50%. At December 31, 2022, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.05% and a discount rate equal to 9.50%. Due in part to market volatility as interest rates increased, the prepayment speed assumption has decreased from December 31, 2022 to June 30, 2023. As interest rates have started to increase and the number of mortgage refinancings have started to decline, model inputs have been adjusted to align the MSRs fair value with market conditions.
The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2023	December 31, 2022
Fair value of residential mortgage servicing rights	$12,080	$11,567

Weighted average life (months)	28	22

Prepayment speed	6.60%	8.05%
Impact on fair value:
10% adverse change	$(524)	$(268)
20% adverse change	(1,007)	(525)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(459)	$(404)
20% adverse change	(885)	(777)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $195.9 million and $166.1 million of SBA loans, as of June 30, 2023 and December 31, 2022, respectively.

Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$2,552	$2,508	$2,404	$2,009
Servicing rights capitalized	512	247	726	840
Amortization of servicing rights	(252)	(225)	(447)	(350)
Change in valuation allowance	143	(280)	272	(249)
Balance at end of the period	$2,955	$2,250	$2,955	$2,250
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Valuation allowance, beginning of period	$(235)	$(65)	$(364)	$(96)
Impairment	—	(280)	—	(249)
Recovery	143	—	272	—
Valuation allowance, end of period	$(92)	$(345)	$(92)	$(345)

The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2023, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.98% and a discount rate equal to 15.60%. At December 31, 2022, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.73% and a discount rate equal to 18.96%.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2023	December 31, 2022
Fair value of SBA loan servicing rights	$3,056	$2,422

Weighted average life (years)	3.8	3.8

Prepayment speed	12.98%	12.73%
Impact on fair value:
10% adverse change	$(107)	$(73)
20% adverse change	(205)	(141)

Discount rate	15.60%	18.96%
Impact on fair value:
10% adverse change	$(71)	$(53)
20% adverse change	(138)	(104)
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
The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	June 30, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$12,033	$—	$12,033	$—
U.S. government agency MBS	10,446	—	10,446	—
U.S. government agency CMO	20,297	—	20,297	—

	June 30, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
State and municipal securities	35,579	—	35,579	—
U.S. Treasuries	29,658	29,658	—	—
Non-U.S. government agency CMO	11,571	—	11,571
Corporate bonds	7,084	—	7,084	—
Equity investments	2,097	—	2,097	—
Mortgage loans held for sale	40,422	—	40,422	—
Mortgage loans held for investment	14,403	—	14,403	—
Interest rate lock commitments	261	—	—	261
Forward commitments	14	—	14	—
Customer derivatives - interest rate swaps	3,737	—	3,737	—
Interest rate swaps	435	—	435	—
Total	$188,037	$29,658	$158,118	$261

Liabilities
Interest rate lock commitments	$144	$—	$—	$144
Forward commitments	1	—	1	—
Customer derivatives - interest rate swaps	3,704	—	3,704	—
Risk Participation Agreements	12	—	12	—
Total	$3,861	$—	$3,717	$144

	December 31, 2022
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$15,281	$—	$15,281	$—
U.S. government agency MBS	11,739	—	11,739	—
U.S. government agency CMO	23,318	—	23,318	—
State and municipal securities	38,838	—	38,838	—
U.S. Treasuries	29,523	29,523	—	—
Non-U.S. government agency CMO	9,089	—	9,089	—
Corporate bonds	7,558	—	7,558	—
Equity investments	2,086	—	2,086	—
Mortgage loans held for sale	22,243	—	22,243	—
Mortgage loans held for investment	14,502	—	14,502	—
Interest rate lock commitments	87	—	—	87
Customer derivatives - interest rate swaps	3,846	—	3,846	—
Total	$178,110	$29,523	$148,500	$87

Liabilities
Interest rate lock commitments	$79	$—	$—	$79
Customer derivatives - interest rate swaps	3,799	—	3,799	—
Risk Participation Agreements	17	—	17	—
Total	$3,895	$—	$3,816	$79

The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022
Mortgage servicing rights	$9,238	$9,942
SBA loan servicing rights	2,955	2,404
Individually evaluated loans (1)
Commercial and industrial	2,429	—
Small business loans	3,019	2,281
Total	$17,641	$14,627

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Refer to the following page for further qualitative discussion around individually evaluated loans.
The following table details the valuation techniques for Level 3 individually evaluated loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
June 30, 2023	$5,448	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
December 31, 2022	2,281	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount
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
The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

		June 30, 2023		December 31, 2022
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$46,866	$46,866	$38,391	$38,391
Mortgage loans held for sale	Level 2	40,422	40,422	22,243	22,243
Loans receivable, net of the allowance for credit losses	Level 3	1,845,436	1,790,075	1,729,180	1,679,955
Mortgage loans held for investment	Level 2	14,403	14,403	14,502	14,502
Financial liabilities:
Deposits	Level 2	1,782,605	1,688,900	1,712,479	1,575,600
Borrowings	Level 2	194,636	194,502	122,082	122,082
Subordinated debentures	Level 2	40,348	40,631	40,346	40,020
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$139	$587	$87	$1,122
Decrease in value	122	(213)	174	(748)
Balance at end of the period	$261	$374	$261	$374

The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
June 30, 2023	$261	Market comparable pricing	Pull through	1 - 99%	83.47%
December 31, 2022	87	Market comparable pricing	Pull through	1 - 99%	84.05

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
Interest Rate Swaps
The Corporation uses interest rate swap agreements to modify interest rate characteristics from variable to fixed or fixed to variable in order to reduce the impact of interest rate changes on future net interest income. The Corporation’s credit exposure on interest rate swaps includes changes in fair value and any collateral that is held by a third party.
In June 2023, the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments received on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. At June 30, 2023, approximately $338 thousand, net of tax, is recorded in accumulated other comprehensive loss. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2023. At June 30, 2023, the combined notional amount of the interest rate swaps was $75 million and the fair value was an asset of $435 thousand.
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

The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		June 30, 2023		December 31, 2022
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$46,565	$261	$16,590	$87
Negative fair values	Other liabilities	21,059	(144)	16,108	(79)
Total		$67,624	$117	$32,698	$8

Forward Commitments
Positive fair values	Other assets	$4,250	$14	$—	$—
Negative fair values	Other liabilities	750	(1)	—	—
Total		$5,000	$13	$—	$—

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$46,337	$3,737	$43,779	$3,846
Negative fair values	Other liabilities	46,337	(3,704)	43,779	(3,799)
Total		$92,674	$33	$87,558	$47

Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	7,141	(12)	7,200	(17)
Total		$7,141	$(12)	$7,200	$(17)

Interest Rate Swaps
Positive fair values	Other assets	$75,000	$435	$—	$—
Negative fair values	Other liabilities	—	—	—	—
Total		$75,000	$435	$—	$—

Total derivative financial instruments		$247,439	$586	$127,456	$38
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the fair value gains and (losses) on derivative financial instruments:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Interest Rate Lock Commitments	$146	$165	$109	$(975)
Forward Commitments	13	(909)	13	31
Customer Derivatives - Interest Rate Swaps	14	70	(14)	104
Risk Participation Agreements	9	—	5	—
Interest Rate Swaps	435	—	435	—
Net fair value (losses) gains on derivative financial instruments	$617	$(674)	$548	$(840)

Net realized losses on derivative hedging activities were $1 thousand for the three and six months ended June 30, 2023, and net realized gains on derivative hedging activities were $1.7 million and $4.5 million for the three and six months ended June 30, 2022, respectively, and are included in non-interest income in the consolidated statements of income.

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
Our Banking segment (“Bank”) consists of commercial and retail banking. The Banking segment generates interest income from its lending and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of available for sale investment securities, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income, title insurance fees, and other less significant non-interest income.
Meridian Wealth (“Wealth”), a registered investment advisor and wholly-owned subsidiary of the Bank, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. The unit generates non-interest income through advisory fees.
Meridian’s mortgage banking segment (“Mortgage”) consists of 11 loan production offices throughout suburban Philadelphia and Maryland. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale. The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and net hedging gains (losses), if any.
The table below summarizes income and expenses, directly attributable to each business line, which have been included in the statement of operations. Total assets for each segment is also provided.

	Segment Information
	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$17,102	$(29)	$25	$17,098	$16,923	$317	$311	$17,551
Provision for credit losses	705	—	—	705	602	—	—	602
Net interest income after provision	16,397	(29)	25	16,393	16,321	317	311	16,949

Non-interest Income
Mortgage banking income	81	—	4,969	5,050	125	—	6,817	6,942
Wealth management income	—	1,235	—	1,235	—	1,254	—	1,254
SBA loan income	1,767	—	—	1,767	437	—	—	437
Net change in fair values	23	—	(258)	(235)	71	—	(1,312)	(1,241)
Net gain on hedging activity	—	—	(1)	(1)	—	—	1,715	1,715
Other	637	—	671	1,308	526	—	770	1,296
Non-interest income	2,508	1,235	5,381	9,124	1,159	1,254	7,990	10,403
Non-interest expense	12,325	889	6,401	19,615	10,624	822	8,260	19,706
Income (loss) before income taxes	$6,580	$317	$(995)	$5,902	$6,856	$749	$41	$7,646

Total Assets	$2,143,278	$8,485	$55,114	$2,206,877	$1,759,129	$7,432	$86,458	$1,853,019

	Segment Information
	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$34,721	$3	$51	$34,775	$32,533	$411	$642	$33,586
Provision for credit losses	2,104	—	—	2,104	1,217	—	—	1,217
Net interest income after provision	32,617	3	51	32,671	31,316	411	642	32,369

Non-interest Income
Mortgage banking income	139	—	8,183	8,322	322	—	13,716	14,038
Wealth management income	—	2,431	—	2,431	—	2,558	—	2,558
SBA loan income	2,480	—	—	2,480	2,957	—	—	2,957
Net change in fair values	(8)	—	(180)	(188)	103	—	(3,412)	(3,309)
Net gain on hedging activity	—	—	(1)	(1)	—	—	4,542	4,542
Other	1,327	—	1,391	2,718	1,153	—	1,566	2,719
Non-interest income	3,938	2,431	9,393	15,762	4,535	2,558	16,412	23,505
Non-interest expense	23,024	1,877	12,503	37,404	20,833	1,700	18,606	41,139
Income (loss) before income taxes	$13,531	$557	$(3,059)	$11,029	$15,018	$1,269	$(1,552)	$14,735

Total Assets	$2,143,278	$8,485	$55,114	$2,206,877	$1,759,129	$7,432	$86,458	$1,853,019

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

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of June 30, 2023 compared to December 31, 2022 and the results of operations for the three and six months ended June 30, 2023 compared to the same periods in 2022. More detailed information related to these highlights can be found in the sections that follow.

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
As a commercial bank, the majority of Meridian's deposit base is comprised of business deposits (58%), with consumer deposits amounting to 11% at June 30, 2023. Municipal deposits (8%) and brokered deposits (23%) provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At June 30, 2023, 63% of business accounts and 87% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 23% at June 30, 2023.
Total balance sheet liquidity, which is derived from cash and investments, as well as salable commercial loans and residential mortgage loans held for sale, was $276.8 million at June 30, 2023, up from $264.4 million at December 31, 2022. Meridian maintains a high-quality investment bond portfolio comprised of U.S Treasuries, government agencies, government agency mortgage-backed securities, and general obligation municipal securities with an average duration of 4 years. Meridian’s investment portfolio represented 7.5% of total assets at June 30, 2023, compared to 8.5% at December 31, 2022. Total cash at June 30, 2023 was $46.9 million compared to $38.4 million at December 31, 2022 and $37.1 million at June 30, 2022.
Meridian also maintains borrowing arrangements with various correspondent banks to meet short-term liquidity needs and has access to approximately $853.3 million in liquidity from numerous sources including its borrowing capacity with the FHLB and other financial institutions, as well as funding through the CDARS program or through brokered CD arrangements. In addition, the Bank is eligible to receive funds under the new BTFP announced by the Federal Reserve. Meridian elected to secure borrowings from the Federal Reserve under the BTFP due to the favorable rate and as of June 30, 2023 had a balance of $33 million. Management believes that the above sources of liquidity provide Meridian with the necessary resources to meet its short-term and long-term funding requirements.
Changes in Financial Condition - June 30, 2023 Compared to December 31, 2022
•Total assets increased $144.6 million, or 7.0%, to $2.2 billion as of June 30, 2023.
•Portfolio loans increased $41.6 million, or 2.3%, to $1.9 billion as of June 30, 2023, which is 9.2% on an annualized basis.
•Mortgage loans held for sale increased $18.2 million, or 81.7%, to $40.4 million at June 30, 2023.
•Upon adoption ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) (“CECL”) effective January 1, 2023, we recorded an increase to our allowance for credit losses of $1.6 million and an adjustment to the reserve for unfunded commitments of $1.3 million. The after-tax retained earnings impact of this adoption was $2.2 million.
•Total deposits increased $70.1 million or 4.1% to $1.78 billion at June 30, 2023.
•Non-interest bearing deposits decreased $32.6 million, or 10.8%, to $269.2 million as of June 30, 2023.
•The Corporation returned $2.8 million of capital to Meridian shareholders during the six months ended June 30, 2023 through a $0.125 quarterly dividend in each of the first two quarters of 2023, and also purchased $4.3 million or 312,447 shares of treasury stock.

Three Month Results of Operations - June 30, 2023 Compared to the Same Period in 2022
•Net income was $4.6 million, or $0.41 per diluted share, down $1.3 million, or 21.8%, driven by a decline in non-interest income, and to a lesser degree a decline in net interest income, partially offset by lower operating expenses.
•The return on average assets and return on average equity were 0.86% and 12.08%, respectively, for the second quarter 2023, compared to 1.31% and 15.03%, respectively, for the second quarter 2022.
•Net interest margin decreased to 3.33% from 4.07% due to the impact of deposit and borrowing repricing outpacing the repricing of interest earnings assets, mainly loans.
•Provision for credit losses increased $103 thousand to help cover for increased loan growth period over period, combined with providing for the $364 thousand increase in net charge-offs period over period.
•Non-interest income decreased $1.3 million, or 12.3%, to $9.1 million driven by a $1.9 million decrease in mortgage banking income and a $1.7 million decrease in net gains on hedging activities, while SBA loan income increased $1.3 million.
•Non-interest expense decreased $91 thousand, or 0.5%, to $19.6 million due to a $774 thousand decrease in salaries and employee benefits, largely offset by increases in data processing, information technology and other expenses of $216 thousand, $157 thousand, and $320 thousand, respectively.

Six Month Results of Operations - June 30, 2023 Compared to the Same Period in 2022
•Net income was $8.7 million, or $0.75 per diluted share, down $2.8 million, or 24.5%, driven by a decline in non-interest income, partially offset by an increase in net interest income and lower operating expenses.
•The return on average assets and return on average equity was 0.82% and 11.37%, respectively, for the six months ended June 30, 2023, compared to 1.30% and 14.61%, respectively, for the six months ended June 30, 2022.
•Net interest margin decreased to 3.46% from 3.98% due to the impact of deposit and borrowing repricing outpacing the repricing of interest earnings assets, mainly loans.
•Provision for credit losses increased $887 thousand to help cover for increased loan growth period over period, combined with providing for the $1.3 million increase in net charge-offs period over period.

•Non-interest income decreased $7.7 million, or 32.9%, to $15.8 million driven by a $5.7 million decrease in mortgage banking income, combined with decreased net gains on hedging activity of $4.5 million.
•Non-interest expense decreased $3.7 million, or 9.1%, to $37.4 million as salaries and employee benefits decreased $5.0 million.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Return on average assets, annualized	0.86%	1.31%	0.82%	1.30%
Return on average equity, annualized	12.08%	15.03%	11.37%	14.61%
Net interest margin (tax effected yield)	3.33%	4.07%	3.46%	3.98%
Basic earnings per share	$0.42	$0.49	$0.78	$0.95
Diluted earnings per share	$0.41	$0.48	$0.75	$0.92
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Book value per common share	$13.77	$13.37
Tangible book value per common share (1)	$13.42	$13.01
Allowance as a percentage of loans and leases held for investment	1.09%	1.08%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.10%	1.09%
Tier I capital to risk weighted assets	8.38%	8.77%
Tangible common equity to tangible assets ratio (1)	6.81%	7.25%
Loans and other finance receivables, net of fees and costs	$1,859,839	$1,743,682
Total assets	$2,206,877	$2,062,228
Total stockholders’ equity	$153,962	$153,280

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three and six months ended June 30, 2023 and 2022, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.

Analyses of Interest Rates and Interest Differential
The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended June 30,
(dollars in thousands)	2023			2022
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Due from banks	$21,425	$275	5.15%	$26,909	$49	0.73%
Federal funds sold	222	3	5.42	3,230	3	0.35
Investment securities - taxable (1)	114,993	992	3.46	104,806	525	2.01
Investment securities - tax exempt (1)	59,143	426	2.89	64,047	416	2.61
Loans held for sale	27,121	407	6.02	52,859	565	4.28
Loans held for investment (1)	1,847,736	31,810	6.91	1,484,696	18,558	4.98
Total loans	1,874,857	32,217	6.89	1,537,555	19,123	4.99
Total interest-earning assets	2,070,640	33,913	6.57%	1,736,547	20,116	4.65%
Noninterest earning assets	95,935			74,788
Total assets	$2,166,575			$1,811,335
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$203,605	$1,840	3.62%	$237,856	$248	0.42%
Money market and savings deposits	651,816	5,371	3.31	698,557	1,076	0.62
Time deposits	653,348	6,812	4.18	334,391	494	0.59
Total deposits	1,508,769	14,023	3.73	1,270,804	1,818	0.57
Borrowings	163,177	2,129	5.23	16,560	77	1.87
Subordinated debentures	40,329	586	5.83	40,548	591	5.84
Total interest-bearing liabilities	1,712,275	16,738	3.92	1,327,912	2,486	0.75
Noninterest-bearing deposits	266,675			296,521
Other noninterest-bearing liabilities	33,442			28,482
Total liabilities	2,012,392			1,652,915
Total stockholders' equity	154,183			158,420
Total stockholders' equity and liabilities	$2,166,575			$1,811,335
Net interest income and spread (1)		$17,175	2.65		$17,630	3.90
Net interest margin (1)			3.33%			4.07%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

	For the Six Months Ended June 30,
(dollars in thousands)	2023			2022
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Due from banks	$20,376	$490	4.85%	$27,645	$62	0.45%
Federal funds sold	213	5	4.73	2,060	3	0.29
Investment securities - taxable (1)	114,687	1,951	3.43	104,452	951	1.84
Investment securities - tax exempt (1)	60,981	856	2.83	63,918	789	2.49
Loans held for sale	21,294	624	5.91	59,936	1,101	3.67%
Loans held for investment (1)	1,815,707	61,012	6.78	1,450,454	35,243	4.87
Total loans	1,837,001	61,636	6.77	1,510,390	36,344	4.85
Total interest-earning assets	2,033,258	64,938	6.44%	1,708,465	38,149	4.50%
Noninterest earning assets	94,566			71,634
Total assets	$2,127,824			$1,780,099
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$217,768	$3,695	3.42%	$253,771	$385	0.31%
Money market and savings deposits	650,371	9,848	3.05	694,539	1,928	0.56
Time deposits	618,137	11,927	3.89	298,783	794	0.54
Total deposits	1,486,276	25,470	3.46	1,247,093	3,107	0.50
Borrowings	131,790	3,365	5.15	16,136	126	1.57
Subordinated debentures	40,333	1,173	5.86	40,533	1,183	5.84
Total interest-bearing liabilities	1,658,399	30,008	3.65	1,303,762	4,416	0.68
Noninterest-bearing deposits	281,275			284,455
Other noninterest-bearing liabilities	34,451			33,530
Total liabilities	1,974,125			1,621,747
Total stockholders' equity	153,699			158,352
Total stockholders' equity and liabilities	$2,127,824			$1,780,099
Net interest income and spread (1)		$34,930	2.79		$33,733	3.82
Net interest margin (1)			3.46%			3.98%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2023 as compared to the same periods in 2022, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2023 Compared to 2022
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$238	$(12)	$226	$450	$(22)	$428
Federal funds sold	5	(5)	—	9	(7)	2
Investment securities - taxable (1)	412	55	467	899	101	1,000
Investment securities - tax exempt (1)	43	(33)	10	105	(38)	67
Loans held for sale	178	(336)	(158)	453	(930)	(477)
Loans held for investment (1)	8,041	5,211	13,252	15,546	10,223	25,769
Total loans	8,219	4,875	13,094	15,999	9,293	25,292
Total interest income	$8,917	$4,880	$13,797	$17,462	$9,327	$26,789
Interest expense:
Interest-bearing demand deposits	$1,633	$(41)	$1,592	$3,372	$(62)	$3,310
Money market and savings deposits	4,372	(77)	4,295	8,050	(130)	7,920
Time deposits	5,458	860	6,318	9,510	1,623	11,133
Total deposits	11,463	742	12,205	20,932	1,431	22,363
Borrowings	348	1,704	2,052	779	2,460	3,239
Subordinated debentures	(2)	(3)	(5)	(4)	(6)	(10)
Total interest expense	$11,809	$2,443	$14,252	$21,707	$3,885	$25,592
Interest differential	$(2,892)	$2,437	$(455)	$(4,245)	$5,442	$1,197

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended June 30, 2023 Compared to the Same Period in 2022
For the three months ended June 30, 2023 as compared to the same period in 2022, tax-equivalent interest income increased $13.8 million as favorable rate and volume changes contributed $8.9 million, and $4.9 million, respectively. The favorable change in rates led to increased yields on loans held for sale (up 174 basis points) and loans held for investment (up 193 basis points) that favorably impact interest income by $8.2 million, overall. The loans held for investment average balances increased $363.0 million, leading to a favorable volume impact on interest income of $5.2 million, while the decline in loans held for sale average balances of $25.7 million had an unfavorable impact to interest income of $336 thousand. Within the loans held for investment portfolio, average balances on commercial loans, SBA loans, and construction loans increased $33.6 million, $52.0 million, and $65.3 million, respectively, and residential real estate loans average balances increased $78.2 million, while the average balance of PPP loans decreased $132.4 million as such loans are nearly fully forgiven now by the SBA.

On the funding side, overall interest expense increased $14.3 million, largely driven by the impact from rate hikes issued by the Fed. The cost of deposits were up across the board, leading to a $12.2 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 320 basis points, 269 basis points and 359 basis points, respectively, while the cost of borrowings increased 336 basis points. Time deposit average balances increased $319.0 million, while money market/savings accounts average balances and interest-bearing demand deposits decreased $46.7 million, and $34.3 million, respectively, while borrowings increased $146.6 million on average.

Overall, the $455 thousand decrease in net interest income over this period was driven by rate changes as the cost of interest bearing liabilities increased 317 basis points, which outpaced the increase in the yield on interest earning assets, which was up 192 basis points.

Six Months Ended June 30, 2023 Compared to the Same Period in 2022
For the six months ended June 30, 2023 as compared to the same period in 2022, tax-equivalent interest income increased $26.8 million as favorable rate and volume changes contributed $17.5 million, and $9.3 million, respectively. The favorable change in rates led to increased yields on loans held for investment (up 191 basis points) and loans held for sale (up 224 basis points), that favorably impact interest income by $16.0 million, overall. The loans held for investment average balances increased $365.3 million, leading to a favorable volume impact on interest income of $10.2 million, while the decline in loans held for sale average balances of $38.6 million had an unfavorable impact to interest income of $930 thousand. Within the loans held for investment portfolio, average balances on commercial loans, SBA loans, and leases increased $30.0 million, $58.1 million, and $56.5 million, respectively, construction loans were up $50.8 million, and residential real estate loans average balances increased $47.3 million, while the average balance of PPP loans decreased $152.3 million as such loans are nearly fully forgiven now by the SBA.

On the funding side, overall interest expense increased $25.6 million, largely driven by the impact from rate hikes issued by the Fed. The cost of deposits were up across the board, leading to a $22.4 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 311 basis points, 249 basis points and 335 basis points, respectively, while the cost of borrowings increased 358 basis points. Time deposit average balances increased $319.4 million, while money market/savings accounts average balances and interest-bearing demand deposits decreased $44.2 million, and $36.0 million, respectively, and borrowings increased $115.7 million on average.

Overall, the $1.2 million increase in net interest income was derived by the volume changes as the impact from increased average earning assets, particularly loans held for investment, overcame the unfavorable impact from the funding costs.

PROVISION FOR CREDIT LOSSES
Three and Six Months Ended June 30, 2023 Compared to the Same Periods in 2022
The provision for credit losses increased $103 thousand and increased $887 thousand, respectively for the three and six months ended June 30, 2023, to cover increased loan growth period over period, combined with providing for the $364 thousand and $1.3 million increase in net charge-offs period over period.

Asset Quality Summary
The ratio of non-performing assets to total assets was 1.32% as of June 30, 2023, up from 1.11% reported as of December 31, 2022. There was $1.7 million in other real estate owned included in non-performing assets, the result of taking possession of a well collateralized residential real estate property in the quarter end December 31, 2022. Total non-performing loans of $27.4 million as of June 30, 2023, increased $6.1 million from $21.2 million as December 31, 2022 due to downgrades of 4 SBA loans, 1 shared national credit loan, 1 commercial loan relationship, and several small balance equipment leases during this period.
Meridian realized net charge-offs of 0.13% of total average loans for the six months ending June 30, 2023, which was up from 0.08% reported for the same period in 2022. Net charge-offs for the quarter ended June 30, 2023 were $987 thousand, comprised of $1.2 million in charge-offs, with $168 thousand in recoveries for the quarter. While nearly all of the charge-offs for the quarter ended June 30, 2023 continue to be from small ticket equipment leases, the level of charge-offs in this portfolio declined by $689 thousand, while we also realized $149 thousand of recoveries related to the small ticket equipment lease portfolio. The ratio of allowance for credit losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure, see reconciliation in the Appendix), was 1.10% as of June 30, 2023 and 1.09% as of December 31, 2022. As of June 30, 2023 there were specific reserves of $2.5 million against non-performing loans, an increase from $2.2 million as of December 31, 2022 due to the establishment of a specific reserve on a commercial loan that was classified as a non-performing loan during the current quarter, partially offset by a decline in the specific reserve on another commercial loan relationship.
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

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$—	$140
Home equity lines and loans	931	1,097
Residential mortgage	2,272	2,085
Land development	1,206	—
Total real estate loans	4,409	3,322
Commercial and industrial	15,663	12,547
Small business loans	6,157	4,465
Leases	1,135	902
Total nonaccrual loans	27,364	21,236
Other real estate owned	1,703	1,703
Total non-performing assets	$29,067	$22,939

Asset quality ratios:
Non-performing assets to total assets	1.32%	1.11%
Non-performing loans to:
Total loans and leases	1.44%	1.20%
Total loans held-for-investment	1.47%	1.22%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.48%	1.23%
Allowance for credit losses to (2):
Total loans and leases	1.07%	1.07%
Total loans held-for-investment	1.09%	1.08%
Total loans held-for-investment (excluding loans at fair value and PPP loans) (1)	1.10%	1.09%
Non-performing loans	73.97%	88.66%

Total loans and leases	$1,900,261	$1,765,925
Total loans and leases held-for-investment	$1,859,839	$1,743,682
Total loans and leases held-for-investment (excluding loans at fair value and PPP loans)	$1,845,249	$1,724,601
Allowance for credit losses (2)	$20,242	$18,828

(1) The allowance for credit losses to total loans held-for-investment (excluding loans at fair value and PPP loans) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.
(2) See Note 1, "Summary of Significant Accounting Policies - Pronouncements Adopted in 2023.

NON-INTEREST INCOME
Three Months Ended June 30, 2023 Compared to the Same Period in 2022
The following table presents the components of non-interest income for the periods indicated:

	Quarter Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Mortgage banking income	$5,050	$6,942	$(1,892)	(27.3)%
Wealth management income	1,235	1,254	(19)	(1.5)%
SBA loan income	1,767	437	1,330	304.3%
Earnings on investment in life insurance	193	137	56	40.9%
Net change in the fair value of derivative instruments	183	(674)	857	(127.2)%
Net change in the fair value of loans held-for-sale	(199)	268	(467)	(174.3)%
Net change in the fair value of loans held-for-investment	(219)	(835)	616	(73.8)%
Net (loss) gain on hedging activity	(1)	1,715	(1,716)	(100.1)%
Net loss on sale of investment securities available-for-sale	(54)	—	(54)	(100.0)%
Service charges	37	31	6	19.4%
Other	1,132	1,128	4	0.4%
Total non-interest income	$9,124	$10,403	$(1,279)	(12.3)%
Total non-interest income decreased $1.3 million due primarily to lower income from our mortgage segment, which continues to be impacted by lower levels of mortgage loan originations in a rising rate environment and a lack of housing inventory. Driven by the decline in mortgage banking income, the net changes in the fair value of derivative instruments and loans held-for-sale, along with an improvement in net gains on hedging activity which decreased $1.3 million, combined.
SBA loan income increased $1.3 million as a higher volume of SBA loans were sold into the secondary market in the quarter-ending June 30, 2023 ($27.8 million of loans sold at an average gross margin of 7.0%), compared to the quarter-ending June 30, 2022 ($12.8 million in loans sold at an average gross margin of 7.6%).
The net change in the fair value of loans held-for-investment improved to a loss of $219 thousand for the quarter ended June 30, 2023, compared to a loss of $835 thousand for the comparable prior year quarter, due to the negative impact the rising interest rate environment had on the fair value of the loans in portfolio that are held at fair value.
Six Months Ended June 30, 2023 Compared to the Same Period in 2022
The following table presents the components of non-interest income for the periods indicated:

	Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Mortgage banking income	$8,322	$14,038	$(5,716)	(40.7)%
Wealth management income	2,431	2,558	(127)	(5.0)%
SBA loan income	2,480	2,957	(477)	(16.1)%
Earnings on investment in life insurance	385	275	110	40.0%
Net change in the fair value of derivative instruments	114	(840)	954	(113.6)%
Net change in the fair value of loans held-for-sale	(200)	(856)	656	(76.6)%
Net change in the fair value of loans held-for-investment	(102)	(1,613)	1,511	(93.7)%
Net (loss) gain on hedging activity	(1)	4,542	(4,543)	(100.0)%
Net loss on sale of investment securities available-for-sale	(54)	—	(54)	(100.0)%
Service charges	72	58	14	24.1%
Other	2,315	2,386	(71)	(3.0)%
Total non-interest income	$15,762	$23,505	$(7,743)	(32.9)%

Total non-interest income decreased due primarily to lower income from our mortgage segment, which was impacted by lower levels of mortgage loan originations in a rising rate environment and a lack of housing inventory.

NON-INTEREST EXPENSE
Three Months Ended June 30, 2023 Compared to the Same Period in 2022
The following table presents the components of non-interest expense for the periods indicated:

	Quarter Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Salaries and employee benefits	$12,152	$12,926	$(774)	(6.0)%
Occupancy and equipment	1,140	1,176	(36)	(3.1)%
Professional fees	1,004	913	91	10.0%
Advertising and promotion	1,091	1,189	(98)	(8.2)%
Data processing and software	1,681	1,308	373	28.5%
Other	2,547	2,194	353	16.1%
Total non-interest expense	$19,615	$19,706	$(91)	(0.5)%
Total non-interest expense decreased $91 thousand, or 0.5%, largely attributable to a decrease in salaries and employee benefits expense in the mortgage segment, which had reduced fixed and variable based compensation due to the overall decline in mortgage banking income.
Data processing and software expense increased $373 thousand due to cybersecurity improvements, cloud-based costs, other software upgrades, and an increase in customer account volume, all as a result of growth. Other non-interest expense increased $353 thousand due largely to an increase in FDIC insurance expense, which reflected the new 2 basis point increase in assessment.

Six Months Ended June 30, 2023 Compared to the Same Period in 2022
The following table presents the components of non-interest expense for the periods indicated:

	Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Salaries and employee benefits	$23,213	$28,224	$(5,011)	(17.8)%
Occupancy and equipment	2,384	2,428	(44)	(1.8)%
Professional fees	1,827	1,761	66	3.7%
Advertising and promotion	1,952	2,175	(223)	(10.3)%
Data processing and software	3,113	2,497	616	24.7%
Other	4,915	4,054	861	21.2%
Total non-interest expense	$37,404	$41,139	$(3,735)	(9.1)%
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
Advertising and promotion expense decreased $223 thousand as the result of a reduction in mortgage segment advertising and leads expense as mortgage origination volume was down significantly from the prior year. Data processing and software expense increased $616 thousand due to cybersecurity improvements, cloud-based costs and other software upgrades, all as a result of growth. Other non-interest expense increased $861 thousand over the period due largely to an increase in FDIC insurance expense, which reflected the new 2 basis point increase in assessment.

INCOME TAX EXPENSE
Income tax expense for the three months ended June 30, 2023 was $1.3 million, as compared to $1.7 million for the same period in 2022. The decrease in income tax expense was attributable to the decrease in earnings, period over period. Our effective tax rate was 21.3% for the three months ended June 30, 2023 and 22.4% for the three months ended June 30, 2022.

Income tax expense for the six months ended June 30, 2023 was $2.4 million, as compared to $3.3 million for the same period in 2022. The decrease in income tax expense was attributable to the decrease in earnings, period over period. Our effective tax rate was 21.43% for the six months ended June 30, 2023 and 22.14% for the six months ended June 30, 2022.

BALANCE SHEET ANALYSIS
As of June 30, 2023, total assets were $2.2 billion which increased $144.6 million, or 7.0%, from December 31, 2022. This growth in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(Dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Mortgage loans held for sale	$40,422	$22,243	$18,179	81.7%
Real estate loans:
Commercial mortgage	648,235	565,400	82,835	14.7
Home equity lines and loans	67,226	59,399	7,827	13.2
Residential mortgage	247,848	221,837	26,011	11.7
Construction	286,082	271,955	14,127	5.2
Total real estate loans	1,249,391	1,118,591	130,800	11.7

Commercial and industrial	310,280	341,378	(31,098)	(9.1)
Small business loans	147,937	136,155	11,782	8.7
Consumer	440	488	(48)	(9.8)
Leases, net	150,029	138,986	11,043	7.9
Total portfolio loans and leases	$1,858,077	$1,735,598	$122,479	7.1
Total loans and leases	$1,898,499	$1,757,841	$140,658	8.0%
Portfolio loans increased $122.5 million, to $1.9 billion as of June 30, 2023, from $1.8 billion as of December 31, 2022. Overall portfolio loan growth was 7.1% since December 31, 2022, or 14.1% on an annualized basis for 2023. Commercial real estate loans increased $82.8 million, or 14.7%, residential real estate loans held in portfolio increased $26.0 million, or 11.7%, construction loans increased $14.1 million, or 5.2%, and small business loans increased $11.8 million, or 8.7%.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing deposits	$269,174	$301,727	$(32,553)	(10.8)%
Interest-bearing deposits:
Interest-bearing demand deposits	155,907	219,838	(63,931)	(29.1)%
Money market and savings deposits	710,546	697,564	12,982	1.9%
Time deposits	646,978	493,350	153,628	31.1%
Total interest-bearing deposits	$1,513,431	$1,410,752	$102,679	7.3%
Total deposits	$1,782,605	$1,712,479	$70,126	4.1%
Total deposits increased $70.1 million, or 4.1%, since December 31, 2022. Noninterest-bearing deposits and interest-bearing accounts decreased $32.6 million, and $63.9 million, respectively, during the period, with notable withdrawals of $19.9 million from 4 separate business customers due to their respective business sales. In addition, $20.2 million in municipal deposits were let go and replaced by brokered deposits due to more favorable wholesale rates and 2 loan relationships with $11.2 million in deposits combined, left Meridian as a result of growth. Time deposits grew $153.6 million, or 31.1%, from retail and wholesale efforts as customers prefer the higher term interest rates. Included in time deposits as of June 30, 2023, and December 31, 2022, are $409.6 million and $409.3 million of brokered deposits, respectively, which comprise 23.0% and 21.9% of total deposits as of these dates.

Capital
Consolidated stockholders’ equity of the Corporation was $154.0 million, or 7.0% of total assets as of June 30, 2023, as compared to $153.3 million, or 7.4% of total assets as of December 31, 2022. On July 27, 2023, the Board of Directors declared a quarterly cash dividend of $0.125 per common share payable August 21, 2023 to shareholders of record as of August 14, 2023.
The June 30, 2023 tangible common equity to tangible assets ratio (a non-GAAP measure) was 6.8% for the Corporation and 8.5% for the Bank, compared to 7.2% for the Corporation and 8.8% for the Bank at December 31, 2022. Tangible book value per share (a non-GAAP measure) was $13.42 as of June 30, 2023, compared with $13.01 as of December 31, 2022. A reconciliation of these non-GAAP measures is below.

The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Corporation		Bank		Well-capitalized minimum
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Tier 1 leverage ratio	7.46%	8.13%	9.22%	9.95%	5.00%
Common tier 1 risk-based capital ratio	8.38%	8.77%	10.35%	10.73%	6.50%
Tier 1 risk-based capital ratio	8.38%	8.77%	10.35%	10.73%	8.00%
Total risk-based capital ratio	11.49%	12.05%	11.43%	11.87%	10.00%
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.22% and 9.95% at June 30, 2023 and December 31, 2022, respectively. The Corporation is exempt from CBLR.
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

Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of SNCs, which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $276.8 million at June 30, 2023, compared to $264.4 million at December 31, 2022, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs and has access to approximately $853.3 million in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $7.9 million at June 30, 2023. At June 30, 2023, Meridian had $33 million in borrowings from the Federal Reserve under the BTFP. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2023, Meridian’s maximum borrowing capacity with the FHLB was $620.6 million. At June 30, 2023, Meridian had borrowed $161.6 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $120.0 million against its available credit lines. At June 30, 2023, Meridian also had available $15.0 million of unsecured federal funds lines of credit with other financial institutions as well as $151.8 million of available short or long term funding through the CDARS program and $362.8 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of June 30, 2023, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $6.6 million and $13.5 million for the three and six months ended June 30, 2023 as compared to income before tax of $6.9 million and $15.0 million for the same periods in 2022. The Banking Segment provided 111.5% and 122.7% of the Corporation’s pre-tax profit for the three and six month periods ended June 30, 2023, as compared to 89.7% and 101.9% for the same periods in 2022.
The Wealth Management Segment recorded income before tax of $317 thousand and $557 thousand for the three and six months ended June 30, 2023 as compared to income before tax of $749 thousand and $1.3 million for the same periods in 2022. The decrease in income in this segment was the result of declines in market conditions over the period.
The Mortgage Banking Segment recorded a loss before tax of $1.0 million and $3.1 million for the three and six months ended June 30, 2023 as compared to income before tax of $41 thousand and a loss before tax of $1.6 million for the same periods in 2022. Mortgage Banking income and expenses related to loan originations and sales decreased due to lower origination volume.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2023 were $513.4 million as compared to $506.2 million at December 31, 2022.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2023 amounted to $10.6 million as compared to $19.0 million at December 31, 2022.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation was not required to repurchase loans for the three and six months ended June 30, 2023, while we repurchased two loans totaling $612 thousand for the three months ended June 30, 2022, and six loans totaling $1.5 million for the six months ended June 30, 2022.

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
The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands)	June 30, 2023	December 31, 2022
Total stockholders' equity (GAAP)	$153,962	$153,280
Less: Goodwill and intangible assets	3,972	4,074
Tangible common equity (non-GAAP)	149,990	149,206

Total assets (GAAP)	2,206,877	2,062,228
Less: Goodwill and intangible assets	3,972	4,074
Tangible assets (non-GAAP)	$2,202,905	$2,058,154

Stockholders' equity to total assets (GAAP)	6.98%	7.43%
Tangible common equity to tangible assets (non-GAAP)	6.81%	7.25%

Shares outstanding	11,178	11,466

Book value per share (GAAP)	$13.77	$13.37
Tangible book value per share (non-GAAP)	$13.42	$13.01

The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at June 30, 2023. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for credit losses calculation.

	June 30, 2023	December 31, 2022
Allowance for credit losses	$20,242	$18,828

Loans, net of fees and costs (GAAP)	1,859,839	1,743,682
Less: PPP loans	(187)	(4,579)
Less: Loans fair valued	(14,403)	(14,502)
Loans, net of fees and costs, excluding PPP and fair valued loans (non-GAAP)	$1,845,249	$1,724,601

Allowance for credit losses, net of fees and costs (GAAP)	1.09%	1.08%
Allowance for credit losses, net of fees and costs, excluding PPP and fair valued loans (non-GAAP)	1.10%	1.09%

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

	June 30,
Changes in Market Interest Rates	2023	2022
+300 basis points over next 12 months	(1.92)%	1.42%
+200 basis points over next 12 months	(1.14)%	1.18%
+100 basis points over next 12 months	(0.44)%	0.69%
No Change
-100 basis points over next 12 months	(1.14)%	(1.67)%
-200 basis points over next 12 months	(2.29)%	(3.77)%
The above interest rate simulation suggests that the Corporation’s balance sheet is liability sensitive as of June 30, 2023. In its current position, the table indicates that net interest income will fluctuate between (0.44%) and (1.44%) in an up or down 100 basis point environment over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

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

Changes in Market Interest Rates	June 30, 2023	June 30, 2022
+300 basis points	1%	11%
+200 basis points	3%	9%
+100 basis points	3%	7%
No Change
-100 basis points	(7)%	(13)%
-200 basis points	(20)%	(35)%
This economic value of equity profile at June 30, 2023 suggests that we would experience a positive effect from an increase in rates, and that the impact would remain stable as rates continue to rise. Conversely, we would experience a negative effect from a decrease in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
The results of our net interest income and economic value of equity simulation analysis are purely hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from that projected, our net interest income might vary significantly. Non-parallel yield curve shifts or changes in interest rate spreads would also cause net interest income to be different from that projected. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term interest-bearing liabilities reprice faster than expected or faster than our interest-earning assets. Actual results could differ from those projected if interest-earning assets and interest-bearing liabilities grow faster or slower than estimated, or otherwise change its mix of products. Actual results could also differ from those projected if actual repayment speeds in the loan portfolio are substantially different than those assumed in the simulation model. Furthermore, the results do not take into account the impact of changes in loan prepayment rates on loan discount accretion. If loan prepayment rates were to increase, any remaining loan discounts would be recognized into interest income. This would result in a current period offset to declining net interest income caused by higher rate loans prepaying. Finally, these simulation results do not contemplate all the actions that management may undertake in response to changes in interest rates, such as changes to loan, investment, deposit, funding or other strategies.
Management has and continues to employ strategies to mitigate risk in the Net Interest Income and Economic Value simulations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2023 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
Effective January 1, 2023, the Corporation adopted CECL. The Corporation designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Weakness in the secondary residential mortgage loan markets or demand for mortgage loans may adversely affect income.

Our mortgage banking segment can provide a significant portion of our non-interest income. Mortgage activity throughout the industry decreased significantly in 2022 and our mortgage activity decreased as well. Residential mortgage lending is subject to substantial volatility due to changes in interest rates, the continued lack of housing inventory, housing demand, inflation, cash buyers, new mortgage lending regulations and other market conditions, such as the number of third-party investors and their demand to purchase mortgage loans. These factors have a direct effect on loan originations across the industry. In particular, in the current higher interest rate environment compounded by a sustained lack of housing inventory, our originations of mortgage loans decreased resulting in fewer loans available to be sold to investors, which has resulted in a decrease in non-interest income that may continue into future periods, and which may occur during other periods of rising interest rates.

Based on the above factors we may not be able to return our mortgage business to the rates of growth achieved in recent years or even grow our mortgage business from current levels. The success of our mortgage segment is dependent upon our ability to originate a high volume of loans and sell them in the secondary market to investors at a gain. In addition, our results of operations are affected by the amount of non-interest expenses (including for personnel and systems infrastructure) associated with mortgage banking activities. During periods of reduced loan demand, our results of operations are adversely affected if we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents the shares repurchased by the Corporation during the quarter ended June 30, 2023:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Programs (1)($000's)
	(Dollars in thousands, except shares and per share amounts)
April 1 to April 30, 2023	127,849	$12.21	127,849
Total	127,849	$12.21		$—
(1) On August 30, 2021, the Corporation announced a stock repurchase plan pursuant to which the Corporation may repurchase up to $20 million of the company’s outstanding common stock, par value $1.00 per share. Stock is purchased under the plan from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements. On April 22, 2023, the stock repurchase plan expired. The total amount of stock repurchased under the plan was $19.6 million in total.
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

Date:	August 9, 2023	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)