Form 10-Q
period 2023-09-30
Meridian Corp
filed 2023-11-09
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2023 there were 11,177,751 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
COVID-19	Coronavirus Disease 2019
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period

LGD	Loss given default
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	September 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$13,737	$11,299
Interest-bearing deposits at other banks	46,022	27,092
Cash and cash equivalents	59,759	38,391
Securities available-for-sale, at fair value (amortized cost of $138,014 and $148,976, respectively)	122,218	135,346
Securities held-to-maturity, at amortized cost (fair value of $30,665 and $33,085, respectively)	36,232	37,479
Equity investments	2,019	2,086
Mortgage loans held for sale	23,144	22,243
Loans, net of fees and costs	1,885,629	1,743,682
Allowance for credit losses	(19,683)	(18,828)
Loans and other finance receivables, net of the allowance for credit losses	1,865,946	1,724,854
Restricted investment in bank stock	8,309	6,931
Bank premises and equipment, net	13,310	13,349
Bank owned life insurance	28,641	28,055
Accrued interest receivable	8,984	7,363
Other real estate owned	1,703	1,703
Deferred income taxes	4,993	3,936
Servicing assets	11,835	12,346
Goodwill	899	899
Intangible assets	3,022	3,175
Other assets	39,957	24,072
Total assets	$2,230,971	$2,062,228
Liabilities:
Deposits:
Non-interest bearing	$244,668	$301,727
Interest bearing	1,563,977	1,410,752
Total deposits	1,808,645	1,712,479
Borrowings	177,959	122,082
Subordinated debentures	50,079	40,346
Accrued interest payable	7,814	2,389
Other liabilities	31,360	31,652
Total liabilities	2,075,857	1,908,948
Stockholders’ equity:
Common stock, $1 par value per share. 25,000,000 shares authorized; 13,180,934 and 13,156,308 shares issued and 11,177,751 and 11,465,572 shares outstanding, respectively	13,181	13,156
Surplus	79,731	79,072
Treasury stock, 2,003,183 and 1,690,736 shares, respectively, at cost	(26,079)	(21,821)
Unearned common stock held by employee stock ownership plan	(1,403)	(1,403)
Retained earnings	102,043	95,815
Accumulated other comprehensive loss	(12,359)	(11,539)
Total stockholders’ equity	155,114	153,280
Total liabilities and stockholders’ equity	$2,230,971	$2,062,228
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023		2022
Interest income:
Loans and other finance receivables, including fees	$33,980	$21,848	$95,612		$58,187
Securities - taxable	901	648	2,853		1,599
Securities - tax-exempt	333	369	1,038		1,015
Cash and cash equivalents	245	93	741		157
Total interest income	35,459	22,958	100,244		60,958
Interest expense:
Deposits	15,543	4,075	41,013		7,182
Borrowings	2,692	857	7,230		2,166
Total interest expense	18,235	4,932	48,243		9,348
Net interest income	17,224	18,026	52,001		51,610
Provision for credit losses	82	526	2,186		1,743
Net interest income after provision for credit losses	17,142	17,500	49,815		49,867
Non-interest income:
Mortgage banking income	4,819	7,329	13,143		21,367
Wealth management income	1,258	1,114	3,689		3,672
SBA loan income	982	989	3,463		3,946
Earnings on investment in life insurance	201	138	585		413
Net change in the fair value of derivative instruments	103	127	217		(713)
Net change in the fair value of loans held-for-sale	111	(237)	(88)		(1,094)
Net change in the fair value of loans held-for-investment	(570)	(886)	(673)		(2,499)
Net gain on hedging activity	82	399	81		4,941
Net loss on sale of investment securities available-for-sale	(3)	—	(58)		—
Other	1,103	1,251	3,489		3,695
Total non-interest income	8,086	10,224	23,848		33,728
Non-interest expense:
Salaries and employee benefits	12,420	13,360	35,633		41,585
Occupancy and equipment	1,226	1,191	3,610		3,619
Professional fees	1,104	899	2,930		2,659
Advertising and promotion	848	1,165	2,799		3,340
Data processing and software	1,652	1,442	4,764		3,939
Other	2,768	2,204	7,686	—	6,258
Total non-interest expense	20,018	20,261	57,422		61,400
Income before income taxes	5,210	7,463	16,241		22,195
Income tax expense	1,205	1,665	3,568		4,927
Net income	$4,005	$5,798	$12,673		$17,268
Basic earnings per common share	$0.36	$0.49	$1.14		$1.45
Diluted earnings per common share	$0.35	$0.48	$1.11		$1.40
Basic weighted average shares outstanding	11,058	11,736	11,129		11,928
Diluted weighted average shares outstanding	11,363	12,118	11,449		12,344
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income:	$4,005	$5,798	$12,673	$17,268

Net change in unrealized gains (losses) on investment securities available for sale:
Change in fair value of investment securities, net of tax of $(575), $(1,129), $(489), and $(3,694), respectively	(2,059)	(3,910)	(1,757)	(12,760)
Reclassification adjustment for net losses (gains) realized in net income, net of tax effect of $1, $0, $13, and $(1), respectively	2	—	45	(9)
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $7, $8, $19, and $(293), respectively	22	37	67	(962)
Unrealized investment losses, net of tax effect of $(566), $(1,121), $(457), and $(3,989), respectively	$(2,035)	$(3,873)	$(1,645)	$(13,731)
Net change in unrealized gains (losses) on interest rate swaps used in cash flow hedges, net of tax effect of $(140), $0, $(233), and $0, respectively	497	—	825	—
Total other comprehensive loss	$(1,538)	$(3,873)	$(820)	$(13,731)
Total comprehensive income	$2,467	$1,925	$11,853	$3,537
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended September 30, 2023
Balance at July 1, 2023	$13,181	$79,650	$(26,079)	$(1,403)	$99,434	$(10,821)	$153,962
Net income	—	—	—	—	4,005	—	4,005
Other comprehensive loss	—	—	—	—	—	(1,538)	(1,538)
Dividends declared ($0.125 per share)	—	—	—	—	(1,396)	—	(1,396)
Stock based compensation expense	—	81	—	—	—	—	81
Balance at September 30, 2023	$13,181	$79,731	$(26,079)	$(1,403)	$102,043	$(12,359)	$155,114

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Nine Months Ended September 30, 2023
Balance at January 1, 2023	$13,156	$79,072	$(21,821)	$(1,403)	$95,815	$(11,539)	$153,280
Adjustment to initially apply ASU No. 2016-13 for CECL (1), net of tax					(2,228)		(2,228)
Net income	—	—	—	—	12,673	—	12,673
Other comprehensive loss	—	—	—	—	—	(820)	(820)
Dividends declared ($0.375 per share)	—	—	—	—	(4,217)	—	(4,217)
Net purchase of treasury stock through publicly announced plans (127,849 shares)	—	—	(4,258)	—	—	—	(4,258)
Common stock issued through share-based awards and exercises	25	144	—	—	—	—	169
Stock based compensation expense	—	515	—	—	—	—	515
Balance at September 30, 2023	$13,181	$79,731	$(26,079)	$(1,403)	$102,043	$(12,359)	$155,114

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended September 30, 2022
Balance at July 1, 2022	$13,096	$77,824	$(11,896)	$(1,602)	$87,815	$(9,150)	$156,087
Net income	—	—	—	—	5,798	—	5,798
Other comprehensive loss	—	—	—	—	—	(3,873)	(3,873)
Dividends declared ($0.10 per share)	—	—	—	—	(1,208)	—	(1,208)
Net purchase of treasury stock through publicly announced plans (394,838 shares)	—	—	(6,137)	—	—	—	(6,137)
Common stock issued through share-based awards and exercises	5	112	—	—	—	—	117
Stock based compensation expense	—	377	—	—	—	—	377
Balance at September 30, 2022	$13,101	$78,313	$(18,033)	$(1,602)	$92,405	$(13,023)	$151,161

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Nine Months Ended September 30, 2022
Balance at January 1, 2022	$13,070	$77,128	$(8,860)	$(1,602)	$84,916	$708	$165,360
Net income	—	—	—	—	17,268	—	17,268
Other comprehensive loss	—	—	—	—	—	(13,731)	(13,731)
Dividends declared ($0.80 per share)	—	—	—	—	(9,779)	—	(9,779)
Net purchase of treasury stock through publicly announced plans (589,608 shares)	—	—	(9,173)	—	—	—	(9,173)
Common stock issued through share-based awards and exercises	31	454	—	—	—	—	485
Stock based compensation expense	—	731	—	—	—	—	731
Balance at September 30, 2022	$13,101	$78,313	$(18,033)	$(1,602)	$92,405	$(13,023)	$151,161
(1) See Note 1, "Summary of Significant Accounting Policies - Pronouncements Adopted in 2023" for additional information.
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(dollars in thousands)	2023	2022
Net income	$12,673	$17,268
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on sale of investment securities	58	—
Net amortization of investment premiums and discounts and change in fair value of equity securities	1,225	668
Depreciation and amortization (accretion), net	289	(1,343)
Provision for credit losses	2,186	1,743
Amortization of issuance costs on subordinated debt	56	89
Stock based compensation	515	731
Net change in fair value of derivative instruments	(217)	713
Net change in fair value of loans held for sale	88	1,094
Net change in fair value of loans held for investment	673	2,499
Amortization and net impairment of servicing rights	1,618	1,753
SBA loan income	(3,463)	(3,946)
Proceeds from sale of loans	515,573	863,056
Loans originated for sale	(504,880)	(794,541)
Mortgage banking income	(13,143)	(21,367)
Increase in accrued interest receivable	(1,621)	(999)
Increase in other assets	(4,874)	(1,675)
Earnings from investment in bank owned life insurance	(585)	(413)
(Increase) decrease in deferred income tax	170	(219)
Increase in accrued interest payable	5,425	1,123
Decrease in other liabilities	(778)	(2,579)
Net cash provided by operating activities	$10,988	$63,655

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	7,301	8,662
Sales	13,514	—
Purchases	(12,949)	(22,176)
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,020	540
Purchases	—	(5,500)
Increase in restricted stock	(1,378)	(100)
Net increase in loans	(149,462)	(225,967)
Purchases of premises and equipment	(1,080)	(2,020)
Net cash used in investing activities	$(143,034)	$(246,561)

Cash flows from financing activities:
Net increase in deposits	96,166	227,140
Increase (decrease) in short-term borrowings	37,201	(17,886)
Increase in long-term debt	18,676	—
Repayment of subordinated debt	(54)	—
Proceeds from issuance of subordinated debt	9,740	—
Issuance costs on subordinated debt	(9)	—
Net purchase of treasury stock	(4,258)	(9,173)
Dividends paid	(4,217)	(9,779)
Share based awards and exercises	169	485
Net cash provided by financing activities	$153,414	$190,787

Net change in cash and cash equivalents	21,368	7,881
Cash and cash equivalents at beginning of period	38,391	23,480
Cash and cash equivalents at end of period	$59,759	$31,361

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$42,818	$8,225
Income taxes	1,839	5,365
Transfers from loans held for sale to loans held for investment	351	2,955
Net loans sold, not settled	12,820	—
Transfer of securities from AFS to HTM	—	23,655
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
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or for any other period.

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
Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities. Equity securities are carried at fair value, with changes in fair value reported in net income. At September 30, 2023 and December 31, 2022, investments in equity securities consisted of an investment in mutual funds with a fair value of $2.0 million, and $2.1 million, respectively.

The Corporation’s accounting policy specifies that (a) if the Corporation does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When the Corporation does not intend to sell the security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. The Corporation did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2023 and 2022.

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

The allowance for credit losses for off-balance sheet exposures is included in Other liabilities on the Consolidated Balance Sheets and the provision for credit losses for off-balance sheet exposure is included in the provision for credit losses on the Consolidated Statements of Income for the periods ended September 30, 2023, and in other non-interest expense for periods prior to the adoption of ASU-2016-13 on January 1, 2023. The allowance for credit losses for off-balance sheet exposures was $1.0 million and $173 thousand as of September 30, 2023 and December 31, 2022, respectively.

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

Pronouncements Not Yet Effective as of September 30, 2023:
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Numerator for earnings per share:
Net income available to common stockholders	$4,005	$5,798	$12,673	$17,268

Denominators for earnings per share:
Weighted average shares outstanding	11,228	11,936	11,307	12,076
Average unearned ESOP shares	(170)	(200)	(178)	(148)
Basic weighted averages shares outstanding	11,058	11,736	11,129	11,928
Dilutive effects of assumed exercises of stock options	119	232	149	274
Dilutive effects of SERP shares	186	150	171	142
Diluted weighted averages shares outstanding	11,363	12,118	11,449	12,344

Basic earnings per share	$0.36	$0.49	$1.14	$1.45
Diluted earnings per share	$0.35	$0.48	$1.11	$1.40
Antidilutive shares excluded from computation of average dilutive earnings per share	490	474	490	472

(3)    Securities
The following tables presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	September 30, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for Credit Losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$11,580	$98	$(202)	$—	$11,476	9
U.S. government agency MBS	11,744	—	(610)	—	11,134	13
U.S. government agency CMO	22,226	—	(2,854)	—	19,372	30
State and municipal securities	40,275	—	(6,890)	—	33,385	31
U.S. Treasuries	32,982	—	(3,453)	—	29,529	25
Non-U.S. government agency CMO	11,007	1	(788)	—	10,220	13
Corporate bonds	8,200	—	(1,098)	—	7,102	13
Total securities available-for-sale	$138,014	$99	$(15,895)	$—	$122,218	134

Securities held to maturity:
State and municipal securities	$36,232	$—	$(5,567)	$—	$30,665	24
Total securities held-to-maturity	$36,232	$—	$(5,567)	$—	$30,665	24

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$15,581	$14	$(314)	$15,281	12
U.S. government agency MBS	12,272	5	(538)	11,739	12
U.S. government agency CMO	25,520	40	(2,242)	23,318	29
State and municipal securities	44,700	—	(5,862)	38,838	34
U.S. Treasuries	32,980	—	(3,457)	29,523	25
Non-U.S. government agency CMO	9,722	—	(633)	9,089	11
Corporate bonds	8,201	—	(643)	7,558	12
Total securities available-for-sale	$148,976	$59	$(13,689)	$135,346	135

Securities held-to-maturity:
State and municipal securities	$37,479	$—	$(4,394)	$33,085	25
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at September 30, 2023, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.
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
For the three and nine months ended September 30, 2023, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	September 30, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$1,345	$—	$6,489	$(202)	$7,834	$(202)
U.S. government agency mortgage-backed securities	3,092	(32)	8,042	(578)	11,134	(610)
U.S. government agency collateralized mortgage obligations	2,728	(76)	16,644	(2,778)	19,372	(2,854)
State and municipal securities	—	—	33,385	(6,890)	33,385	(6,890)
U.S. Treasuries	—	—	29,529	(3,453)	29,529	(3,453)
Non-U.S. government agency collateralized mortgage obligations	3,229	(22)	6,400	(766)	9,629	(788)
Corporate bonds	907	(93)	6,195	(1,005)	7,102	(1,098)
Total securities available-for-sale	$11,301	$(223)	$106,684	$(15,672)	$117,985	$(15,895)

Securities held-to-maturity:
State and municipal securities	$2,966	$(155)	$27,245	$(5,412)	$30,211	$(5,567)
Total securities held-to-maturity	$2,966	$(155)	$27,245	$(5,412)	$30,211	$(5,567)

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$6,531	$(80)	$4,863	$(234)	$11,394	$(314)
U.S. government agency MBS	6,022	(230)	4,637	(308)	10,659	(538)
U.S. government agency CMO	9,859	(821)	9,549	(1,421)	19,408	(2,242)
State and municipal securities	7,487	(726)	31,351	(5,136)	38,838	(5,862)
U.S. Treasuries	1,902	(97)	27,622	(3,360)	29,524	(3,457)
Non-U.S. government agency CMO	8,423	(464)	666	(169)	9,089	(633)
Corporate bonds	5,019	(431)	1,538	(212)	6,557	(643)
Total securities available-for-sale	$45,243	$(2,849)	$80,226	$(10,840)	$125,469	$(13,689)

Securities held-to-maturity:
State and municipal securities	$10,130	$(364)	$22,543	$(4,030)	$32,673	$(4,394)
Total securities held-to-maturity	$10,130	$(364)	$22,543	$(4,030)	$32,673	$(4,394)
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2023				December 31, 2022
	Available-for-sale		Held-to-maturity		Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—	$—	$—	$—	$—
Due after one year through five years	30,793	27,666	4,226	4,147	18,865	17,289	4,275	4,238
Due after five years through ten years	19,161	17,047	2,901	2,326	28,647	25,459	2,998	2,683
Due after ten years	43,083	36,780	29,105	24,192	53,950	48,453	30,206	26,164
Subtotal	93,037	81,493	36,232	30,665	101,462	91,201	37,479	33,085
Mortgage-related securities	44,977	40,725	—	—	47,514	44,145	—	—
Total	$138,014	$122,218	$36,232	$30,665	$148,976	$135,346	$37,479	$33,085
The following table presents the gross loss on sale of investment securities available for sale on the dates indicated:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Proceeds from sale of investment securities	$155	$—	$13,514	$—
Gross gain on sale of available for sale investments	—	—	—	—
Gross loss on sale of available for sale investments	3	—	58	—

Pledged Securities
As of September 30, 2023 and December 31, 2022, securities having a fair value of $51.8 million and $78.4 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	September 30, 2023	December 31, 2022
Real estate loans:
Commercial mortgage	$696,124	$565,400
Home equity lines and loans	73,844	59,399
Residential mortgage	256,343	221,837
Construction	276,590	271,955
Total real estate loans	1,302,901	1,118,591
Commercial and industrial	299,861	341,378
Small business loans	141,265	136,155
Consumer	434	488
Leases, net	138,963	138,986
Total loans	$1,883,424	$1,735,598

Balances included in loans, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$13,231	$14,502
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,508	16,930
Unearned lease income included in leases, net	(22,385)	(25,715)
Unamortized net deferred loan origination costs	$2,205	$8,084
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
Nonaccrual and Past Due Loans
The following tables present an aging of the Corporation’s loans at the dates indicated:

	September 30, 2023
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$574	$—	$574	$695,550	$696,124	$—	$696,124	0.08%
Home equity lines and loans	216	—	216	72,699	72,915	929	73,844	1.55
Residential mortgage (1)	5,525	—	5,525	247,721	253,246	3,097	256,343	3.36
Construction	—	—	—	275,384	275,384	1,206	276,590	0.44
Commercial and industrial	—	—	—	284,286	284,286	15,575	299,861	5.19
Small business loans	1,842	—	1,842	132,186	134,028	7,237	141,265	6.43
Consumer	—	—	—	434	434	—	434	—
Leases, net	2,346	—	2,346	135,550	137,896	1,067	138,963	2.46%
Total	$10,503	$—	$10,503	$1,843,810	$1,854,313	$29,111	$1,883,424	2.10%

(1) Includes $13,231 of loans at fair value of which $12,108 are current, $376 are 30-89 days past due and $747 are nonaccrual.

	December 31, 2022
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$—	$—	$—	$565,260	$565,260	$140	$565,400	0.02%
Home equity lines and loans	146	—	146	58,156	58,302	1,097	59,399	2.09
Residential mortgage (1)	4,262	—	4,262	215,490	219,752	2,085	221,837	2.86
Construction	1,206	—	1,206	270,749	271,955	—	271,955	0.44
Commercial and industrial	101	—	101	328,730	328,831	12,547	341,378	3.70
Small business loans	939	—	939	130,751	131,690	4,465	136,155	3.97
Consumer	—	—	—	488	488	—	488	—
Leases, net	1,173	—	1,173	136,911	138,084	902	138,986	1.49%
Total	$7,827	$—	$7,827	$1,706,535	$1,714,362	$21,236	$1,735,598	1.67%

(1) Includes $14,502 of loans at fair value of which $13,760 are current, $184 are 30-89 days past due and $558 are nonaccrual.
Foreclosed and Repossessed Assets
At September 30, 2023, there were 4 consumer mortgage loans secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $937 thousand for which formal foreclosure proceedings were in process.
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

Past Due and Nonaccrual Status
The following table presents the amortized costs basis of loans and leases on nonaccrual status and loans 90 days or more past due and still accruing, net of fees and costs as of September 30, 2023. As of this date here were no loans 90 days or more past due and still accruing.

	September 30, 2023
(dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Home equity lines and loans	$929	$—	$929
Residential mortgage	3,097	—	3,097
Construction	1,206	—	1,206
Commercial and industrial	3,346	12,229	15,575
Small business loans	3,457	3,780	7,237
Leases, net	1,067	—	1,067
Total	$13,102	$16,009	$29,111
Collateral-dependent Loans
The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class or loans as of September 30, 2023 under the current expected credit loss model:

	September 30, 2023
(dollars in thousands)	Real Estate	Equipment and Other	Total
Home equity lines and loans	$929	$—	$929
Residential mortgage	3,097	—	3,097
Construction	1,206	—	1,206
Commercial and industrial	1,893	13,682	15,575
Small business loans	5,347	1,890	7,237
Leases, net	—	1,067	1,067
Total	$12,472	$16,639	$29,111

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

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three and nine months ended September 30, 2023 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2023):

	Three Months Ended September 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,249	$—	$—	$916	$4,165
Home equity lines and loans	790		2	153	945
Residential mortgage	1,047	—	—	157	1,204
Construction	1,294	—	—	(453)	841
Commercial and industrial	2,241	(130)	1	267	2,379
Small business loans	6,868	(272)	1	(511)	6,086
Consumer	—	(1)	1	—	—
Leases	4,753	(606)	90	(174)	4,063
Total	$20,242	$(1,009)	$95	$355	$19,683

	Nine Months Ended September 30, 2023
(dollars in thousands)	Beginning Balance, prior to adoption of ASU No. 2016-13 for CECL	Adjustment to initially apply ASU No. 2016-13 for CECL	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,095	$(526)	$—	$—	$596	$4,165
Home equity lines and loans	188	439	(87)	5	400	945
Residential mortgage	948	17	—	—	239	1,204
Construction	3,075	(1,763)	—	—	(471)	841
Commercial and industrial	4,012	(1,023)	(130)	57	(537)	2,379
Small business loans	4,909	1,110	(598)	1	664	6,086
Consumer	3	(3)	(1)	3	(2)	—
Leases	1,598	3,345	(2,845)	242	1,723	4,063
Total	$18,828	$1,596	$(3,661)	$308	$2,612	$19,683

The following tables provide the activity of the allowance for loan and lease losses for the three and nine months ended September 30, 2022 under the incurred loss model:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Provision for credit losses - funded	$355	$526	$2,612	$1,743
Recovery of provision for credit losses - unfunded	(273)	—	(426)	—
Total provision for credit losses	$82	$526	$2,186	$1,743

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases at the dates indicated:

	September 30, 2023
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$4,165	$4,165	$—	$696,124	$696,124
Home equity lines and loans	—	945	945	929	72,915	73,844
Residential mortgage	—	1,204	1,204	2,164	240,948	243,112
Construction	—	841	841	1,206	275,384	276,590
Commercial and industrial	1,145	1,234	2,379	15,575	284,286	299,861
Small business loans	1,393	4,693	6,086	7,237	134,028	141,265
Consumer	—	—	—	—	434	434
Leases, net	—	4,063	4,063	1,067	137,896	138,963
Total (1)	$2,538	$17,145	$19,683	$28,178	$1,842,015	$1,870,193

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

	September 30, 2023						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
	2023	2022	2021	2020	2019	Prior
Commercial mortgage
Pass/Watch	$82,314	$137,909	$161,963	$96,103	$51,149	$136,069	$511	$426	$666,444
Special Mention	—	4,625	—	—	9,291	10,060	667	—	24,643
Substandard	200	—	574	—	1,648	2,287	—	328	5,037
Total	$82,514	$142,534	$162,537	$96,103	$62,088	$148,416	$1,178	$754	$696,124
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$53,495	$101,776	$29,115	$47,458	$4,548	$2,120	$123	$24,083	$262,718
Special Mention	—	—	1,084	—	511	8,934	—	2,137	12,666
Substandard	—	—	—	—	—	1,206	—	—	1,206
Total	$53,495	$101,776	$30,199	$47,458	$5,059	$12,260	$123	$26,220	$276,590
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$18,566	$35,631	$26,734	$8,891	$4,579	$37,658	$—	$126,466	$258,525
Special Mention	1,000	4,766	—	—	—	1,665	—	2,816	10,247
Substandard	—	—	2,906	—	300	9,730	—	18,153	31,089
Total	$19,566	$40,397	$29,640	$8,891	$4,879	$49,053	$—	$147,435	$299,861
Current period gross charge-offs	$(73)	$(55)	$—	$(2)	$—	$—	$—	$—	$(130)

Small business loans
Pass/Watch	$39,356	$19,977	$39,053	$13,148	$6,996	$1,018	$—	$13,102	$132,650
Special Mention	—	—	—	—	—	—	—	100	100
Substandard	—	673	5,038	1,914	890	—	—	—	8,515
Total	$39,356	$20,650	$44,091	$15,062	$7,886	$1,018	$—	$13,202	$141,265
Current period gross charge-offs	$—	$—	$—	$(411)	$(187)	$—	$—	$—	$(598)

Total by risk rating
Pass/Watch	$193,731	$295,293	$256,865	$165,600	$67,272	$176,865	$634	$164,077	$1,320,337
Special Mention	1,000	9,391	1,084	—	9,802	20,659	667	5,053	47,656
Substandard	200	673	8,518	1,914	2,838	13,223	—	18,481	45,847
Total	$194,931	$305,357	$266,467	$167,514	$79,912	$210,747	$1,301	$187,611	$1,413,840
Total current period gross charge-offs	$(73)	$(55)	$—	$(413)	$(187)	$—	$—	$—	$(728)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2023.

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	September 30, 2023						Revolving Loans	Total
	Term Loans
	2023	2022	2021	2020	2019	Prior
Home equity lines and loans
Performing	$52	$801	$318	$359	$2,289	$2,375	$66,721	$72,915
Nonperforming	—	—	—	—	—	—	929	929
Total	$52	$801	$318	$359	$2,289	$2,375	$67,650	$73,844
Current period gross charge-offs	$—	$—	$—	$(54)	$—	$(33)	$—	$(87)

Residential mortgage (1)
Performing	$42,601	$157,600	$21,967	$7,353	$461	$11,408	$—	$241,390
Nonperforming	—	—	—		—	1,722	—	1,722
Total	$42,601	$157,600	$21,967	$7,353	$461	$13,130	$—	$243,112
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$41	$35	$—	$—	$34	$248	$76	$434
Nonperforming	—	—	—	—	—	—	—	—
Total	$41	$35	$—	$—	$34	$248	$76	$434
Current period gross charge-offs	$—	$(1)	$—	$—	$—	$—	$—	$(1)

Leases, net
Performing	$25,583	$64,581	$35,930	$11,802	$—	$—	$—	$137,896
Nonperforming	—	499	385	183	—	—	—	1,067
Total	$25,583	$65,080	$36,315	$11,985	$—	$—	$—	$138,963
Current period gross charge-offs	$(3)	$(1,438)	$(1,268)	$(136)	$—	$—	$—	$(2,845)

Total by Payment Performance
Performing	$68,277	$223,017	$58,215	$19,514	$2,784	$14,031	$66,797	$452,635
Nonperforming	—	499	385	183	—	1,722	929	3,718
Total	$68,277	$223,516	$58,600	$19,697	$2,784	$15,753	$67,726	$456,353
Total current period gross charge-offs	$(3)	$(1,439)	$(1,268)	$(190)	$—	$(33)	$—	$(2,933)
(1) Excludes $14,403 of loans at fair value.

Commercial and industrial loans classified as substandard totaled $31.1 million as of September 30, 2023, a decrease of $8.2 million, from $39.3 million as of December 31, 2022. This decrease was the result of the payoff of one credit in the amount of $3 million, combined with the upgrade of several loan relationships that make up the remainder of the decrease. The majority of commercial and industrial substandard loans is comprised of 15 different loan relationships with no specific industry concentration and an $11.0 million commercial loan relationship in the advertising industry that became a non-performing loan relationship late in 2021.

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

(1) There were four nonperforming residential mortgage loans at September 30, 2023 and four nonperforming residential mortgage loans at December 31, 2022 with a combined outstanding principal balance of $550 thousand and $558 thousand, respectively, which were carried at fair value and not included in the table above.

Impaired Loans
The following table details the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized at the dates indicated.

	December 31, 2022
(dollars in thousands)	Recorded investment	Principal balance	Related allowance
Impaired loans with related allowance:
Commercial and industrial	$11,099	$12,095	$776
Small business loans	3,730	3,730	1,449
Total	$14,829	$15,825	$2,225
Impaired loans without related allowance:
Commercial mortgage	$2,445	$2,456	$—
Commercial and industrial	1,448	1,494	—
Small business loans	797	797	—
Home equity lines and loans	1,097	1,097	—
Residential mortgage	1,454	1,454	—
Construction	1,206	1,206	—
Leases	902	902	—
Total	9,349	9,406	—
Grand Total	$24,178	$25,231	$2,225

The following table details the average recorded investment and interest income recognized on individually evaluated loans by portfolio segment.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Individually evaluated loans with related allowance:
Commercial and industrial	$16,195	$—	$16,363	$—
Small business loans	666	—	666	—
Total	$16,861	$—	$17,029	$—
Individually evaluated loans without related allowance:
Commercial mortgage	4,212	29	4,257	77
Commercial and industrial	286	—	293	—
Small business loans	819	2	835	7
Home equity lines and loans	878	15	878	39
Residential mortgage	1,468	22	1,478	190
Construction	1,206	20	1,206	51
Leases	500	—	510	—
Total	$9,369	$88	$9,457	$364
Grand Total	$26,230	$88	$26,486	$364

Troubled Debt Restructuring
As result of the adoption of guidance related to CECL effective as of January 1, 2023, the Corporation had no reportable balances related to TDRs as of and for the three and nine months ended September 30, 2023. See Note 1 “Summary of Significant Accounting Policies” for additional information.
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
Modifications to Borrowers Experiencing Financial Difficulty
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

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	$1,517	1.1%	$—
Total	3	$1,517		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	2	$306	0.2%	$77
Total	2	$306		$77

	Nine Months Ended September 30, 2023
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	$1,517	1.1%	$—
Commercial & industrial	1	2,407	0.8%	—
Total	4	$3,924		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	2	$306	0.2%	$77
Commercial & industrial	1	1,406	0.5%	422
Total	3	$1,712		$499

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

	Number of Loans
		Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	Extend maturity date
Commercial & industrial	1	Extend maturity date
Total	4
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	2	Extend term and allow additional lender funding
Commercial & industrial	1	Extend term and allow additional lender funding
Total	3
There were 5 modifications granted to borrowers experiencing financial difficulty for the three months ended September 30, 2023. There were no loans that had a payment default during the three and nine months ended September 30, 2023 that were modified in the 12 months before default to borrowers experiencing financial difficulty. There were no commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the three and nine months ended September 30, 2023.

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has one unsecured Federal funds borrowing facility with a correspondent bank for up to $15 million. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 in Federal funds purchased at September 30, 2023 and December 31, 2022. The Corporation also has a facility with the Federal Reserve Bank discount window of $7.7 million. This facility is fully secured by investment securities. There were no borrowings under this at September 30, 2023 and December 31, 2022. Additionally, the Corporation has a facility with the Federal Reserve’s BTFP of $33 million. This facility was created by the Federal Reserve in March 2023 and is fully secured by United States Treasury Bonds. There were $33 million in borrowings under this facility at September 30, 2023.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	September 30, 2023	December 31, 2022
FHLB Open Repo Plus Weekly	06/10/2024	5.68%	$117,348	$113,147
FRB BTFP Advances	03/29/2024	4.76%	33,000	—
Total Short-Term Borrowings			$150,348	$113,147

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	September 30, 2023	December 31, 2022
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	$8,935	$8,935
FHLB Mid-term Repo Fixed	9/30/2024	4.60%	3,432	—
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,244	—
Total Long-Term Borrowings			$27,611	$8,935

The FHLB has also issued $112.7 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2023 and through 2024.
The Corporation has a maximum borrowing capacity with the FHLB of $637.6 million as of September 30, 2023 and $505.4 million as of December 31, 2022. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $1.0 billion of residential mortgage loans as of September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2023, the Corporation recognized servicing fee income of $612 thousand and $1.9 million, respectively, compared to $643 thousand and $1.9 million, during the three and nine months ended September 30, 2022, respectively.

Changes in the MSR balance are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$9,238	$10,610	$9,942	$10,756
Servicing rights capitalized	9	65	9	648
Amortization of servicing rights	(319)	(356)	(1,025)	(1,092)
Change in valuation allowance	—	(4)	2	3
Balance at end of the period	$8,928	$10,315	$8,928	$10,315
Activity in the valuation allowance for MSRs was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Valuation allowance, beginning of period	$—	$(1)	$(2)	$(8)
Impairment	—	(4)	—	(4)
Recovery	—	—	2	7
Valuation allowance, end of period	$—	$(5)	$—	$(5)
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2023, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.73% and a discount rate equal to 9.50%. At December 31, 2022, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.05% and a discount rate equal to 9.50%. Due in part to market volatility as interest rates increased, the prepayment speed assumption has decreased from December 31, 2022 to September 30, 2023. As interest rates have started to increase and the number of mortgage refinancings have started to decline, model inputs have been adjusted to align the MSRs fair value with market conditions.
The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2023	December 31, 2022
Fair value of residential mortgage servicing rights	$11,977	$11,567

Weighted average life (months)	28	22

Prepayment speed	8.73%	8.05%
Impact on fair value:
10% adverse change	$(512)	$(268)
20% adverse change	(986)	(525)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(460)	$(404)
20% adverse change	(889)	(777)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $211.1 million and $166.1 million of SBA loans, as of September 30, 2023 and December 31, 2022, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$2,955	$2,250	$2,404	$2,009
Servicing rights capitalized	373	306	1,099	1,146
Amortization of servicing rights	(243)	(173)	(690)	(523)
Change in valuation allowance	(178)	109	94	(140)
Balance at end of the period	$2,907	$2,492	$2,907	$2,492
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Valuation allowance, beginning of period	$(92)	$(345)	$(364)	$(96)
Impairment	(178)	—	(178)	(280)
Recovery	—	109	272	140
Valuation allowance, end of period	$(270)	$(236)	$(270)	$(236)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2023, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 13.79% and a discount rate equal to 17.06%. At December 31, 2022, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.73% and a discount rate equal to 18.96%.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2023	December 31, 2022
Fair value of SBA loan servicing rights	$3,009	$2,422

Weighted average life (years)	3.5	3.8

Prepayment speed	13.79%	12.73%
Impact on fair value:
10% adverse change	$(102)	$(73)
20% adverse change	(196)	(141)

Discount rate	17.06%	18.96%
Impact on fair value:
10% adverse change	$(64)	$(53)
20% adverse change	(125)	(104)
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
The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	September 30, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$11,476	$—	$11,476	$—
U.S. government agency MBS	11,134	—	11,134	—
U.S. government agency CMO	19,372	—	19,372	—

	September 30, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
State and municipal securities	33,385	—	33,385	—
U.S. Treasuries	29,529	29,529	—	—
Non-U.S. government agency CMO	10,220	—	10,220
Corporate bonds	7,102	—	7,102	—
Equity investments	2,019	—	2,019	—
Mortgage loans held for sale	23,144	—	23,144	—
Mortgage loans held for investment	13,231	—	13,231	—
Interest rate lock commitments	229	—	—	229
Forward commitments	50	—	50	—
Customer derivatives - interest rate swaps	4,387	—	4,387	—
Interest rate swaps	1,023	—	1,023	—
Total	$166,303	$29,529	$136,545	$229

Liabilities
Interest rate lock commitments	$83	$—	$—	$83
Forward commitments	—	—	—	—
Customer derivatives - interest rate swaps	4,321	—	4,321	—
Risk Participation Agreements	6	—	6	—
Total	$4,410	$—	$4,327	$83

	December 31, 2022
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$15,281	$—	$15,281	$—
U.S. government agency MBS	11,739	—	11,739	—
U.S. government agency CMO	23,318	—	23,318	—
State and municipal securities	38,838	—	38,838	—
U.S. Treasuries	29,523	29,523	—	—
Non-U.S. government agency CMO	9,089	—	9,089	—
Corporate bonds	7,558	—	7,558	—
Equity investments	2,086	—	2,086	—
Mortgage loans held for sale	22,243	—	22,243	—
Mortgage loans held for investment	14,502	—	14,502	—
Interest rate lock commitments	87	—	—	87
Customer derivatives - interest rate swaps	3,846	—	3,846	—
Total	$178,110	$29,523	$148,500	$87

Liabilities
Interest rate lock commitments	$79	$—	$—	$79
Customer derivatives - interest rate swaps	3,799	—	3,799	—
Risk Participation Agreements	17	—	17	—
Total	$3,895	$—	$3,816	$79

The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	September 30, 2023	December 31, 2022
Mortgage servicing rights	$8,928	$9,942
SBA loan servicing rights	2,907	2,404
Individually evaluated loans (1)
Commercial and industrial	12,371	—
Small business loans	2,456	2,281
Total	$26,662	$14,627

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. The increase in individually evaluated commercial and industrial loans noted above was due to reassessing how we evaluate the impairment on a loan relationship to now be based on the fair value of collateral.
The following table details the valuation techniques for Level 3 individually evaluated loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
September 30, 2023	$14,827	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
December 31, 2022	2,281	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount

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

The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

		September 30, 2023		December 31, 2022
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$59,759	$59,759	$38,391	$38,391
Mortgage loans held for sale	Level 2	23,144	23,144	22,243	22,243
Loans receivable, net of the allowance for credit losses	Level 3	1,872,398	1,827,125	1,729,180	1,679,955
Mortgage loans held for investment	Level 2	13,231	13,231	14,502	14,502
Financial liabilities:
Deposits	Level 2	1,808,645	1,780,200	1,712,479	1,575,600

Borrowings	Level 2	177,959	179,000	122,082	122,082
Subordinated debentures	Level 2	50,079	50,218	40,346	40,020
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of the period	$261	$374	$87	$1,122
(Decrease) increase in value	(32)	(237)	142	(985)
Balance at end of the period	$229	$137	$229	$137
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
September 30, 2023	$229	Market comparable pricing	Pull through	1 - 99%	84.12%
December 31, 2022	87	Market comparable pricing	Pull through	1 - 99%	84.05

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
In June 2023, the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments received on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the three and nine months ended September 30, 2023, approximately $497 thousand and $825 thousand respectively, net of tax, is recorded in total comprehensive income as unrealized gains. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2023. At September 30, 2023, the combined notional amount of the interest rate swaps was $75 million and the fair value was an asset of $1.0 million.
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
The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		September 30, 2023		December 31, 2022
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$40,015	$229	$16,590	$87
Negative fair values	Other liabilities	21,260	(83)	16,108	(79)
Total		$61,275	$146	$32,698	$8

Forward Commitments
Positive fair values	Other assets	$6,750	$50	$—	$—
Negative fair values	Other liabilities	—	—	—	—
Total		$6,750	$50	$—	$—

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$46,337	$4,387	$43,779	$3,846
Negative fair values	Other liabilities	46,337	(4,321)	43,779	(3,799)
Total		$92,674	$66	$87,558	$47

Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	7,111	(6)	7,200	(17)
Total		$7,111	$(6)	$7,200	$(17)

Interest Rate Swaps
Positive fair values	Other assets	$75,000	$1,023	$—	$—
Negative fair values	Other liabilities	—	—	—	—
Total		$75,000	$1,023	$—	$—

Total derivative financial instruments		$242,810	$1,279	$127,456	$38
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the fair value gains and (losses) on derivative financial instruments:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Interest Rate Lock Commitments	$29	$(405)	$138	$(1,380)
Forward Commitments	37	485	50	516
Customer Derivatives - Interest Rate Swaps	33	47	19	151
Risk Participation Agreements	6	—	11	—
Interest Rate Swaps	588	—	1,023	—
Net fair value gains (losses) on derivative financial instruments	$693	$127	$1,241	$(713)

Net realized gains on derivative hedging activities were $82 thousand and $81 thousand for the three and nine months ended September 30, 2023, respectively, and net realized gains on derivative hedging activities were $399 thousand and $4.9 million for the three and nine months ended September 30, 2022, respectively, and are included in non-interest income in the consolidated statements of income.

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

	Segment Information
	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$17,205	$(15)	$34	$17,224	$17,664	$218	$144	$18,026
Provision for credit losses	82	—	—	82	526	—	—	526
Net interest income after provision	17,123	(15)	34	17,142	17,138	218	144	17,500

Non-interest Income
Mortgage banking income	80	—	4,739	4,819	72	—	7,257	7,329
Wealth management income	—	1,258	—	1,258	—	1,114	—	1,114
SBA loan income	982	—	—	982	989	—	—	989
Net change in fair values	38	—	(394)	(356)	47	—	(1,043)	(996)
Net gain on hedging activity	—	—	82	82	—	—	399	399
Other	658	—	643	1,301	622	—	767	1,389
Non-interest income	1,758	1,258	5,070	8,086	1,730	1,114	7,380	10,224
Non-interest expense	12,564	826	6,628	20,018	11,354	780	8,127	20,261
Income (loss) before income taxes	$6,317	$417	$(1,524)	$5,210	$7,514	$552	$(603)	$7,463

Total Assets	$2,177,145	$8,833	$44,993	$2,230,971	$1,858,770	$7,927	$55,227	$1,921,924

	Segment Information
	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$51,928	$(12)	$85	$52,001	$50,197	$628	$785	$51,610
Provision for credit losses	2,186	—	—	2,186	1,743	—	—	1,743
Net interest income after provision	49,742	(12)	85	49,815	48,454	628	785	49,867

Non-interest Income
Mortgage banking income	221	—	12,922	13,143	394	—	20,973	21,367
Wealth management income	—	3,689	—	3,689	—	3,672	—	3,672
SBA loan income	3,463	—	—	3,463	3,946	—	—	3,946
Net change in fair values	30	—	(574)	(544)	151	—	(4,457)	(4,306)
Net gain on hedging activity	—	—	81	81	—	—	4,941	4,941
Other	1,982	—	2,034	4,016	1,776	(1)	2,333	4,108
Non-interest income	5,696	3,689	14,463	23,848	6,267	3,671	23,790	33,728
Non-interest expense	35,608	2,704	19,110	57,422	32,186	2,480	26,734	61,400
Income (loss) before income taxes	$19,830	$973	$(4,562)	$16,241	$22,535	$1,819	$(2,159)	$22,195

Total Assets	$2,177,145	$8,833	$44,993	$2,230,971	$1,858,770	$7,927	$55,227	$1,921,924

(11)    Subordinated Debentures
In September, Meridian Corporation raised $9.7 million in subordinated debt at 8.00% with a term of 10 years, the 2023 Debentures. The issuance of this subordinated debt improved tier 2 capital, as well as tangible book value of the Corporation. The funds will be used for general corporate purposes, including providing capital to the Corporation's bank subsidiary, Meridian Bank, and supporting organic growth. The subordinated debt also helped to improve Meridian Bank's tier 1 capital.
The following table presents subordinated debentures at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	September 30, 2023	December 31, 2022
2023 Debentures	8/31/2033	8.00%	$9,740	$—
2019 Debentures	12/30/2029	5.38%	40,000	40,000
2013 Debentures	12/31/2028	6.50%	596	653
2011 Debentures	12/31/2026	6.00%	463	463
2008 Debentures	12/18/2023	6.00%	56	56
Debt Origination Costs			(776)	(826)
Total Subordinated Debentures			$50,079	$40,346
The Corporation issued the 2023 and 2019 Debentures, while the Bank issued the 2013, 2011 and 2008 Debentures. Upon formation of the bank holding company, the Corporation assumed the 2013, 2011 and 2008 Debentures.
Interest is paid semi-annually on the 2023 and 2019 Debentures, and paid quarterly on the 2013, 2011 and 2008 debentures. The 2013, 2011 and 2008 Debentures are includable as Tier 2 capital for determining the Bank’s compliance with regulatory capital requirements. The 2019 and 2023 Debentures are included as Tier 2 capital for the Corporation and as Tier 1 capital for the Bank.

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
Forward-Looking Statements
Meridian Corporation may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties that could cause actual results to differ materially include, without limitation: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber-security concerns; rapid technological developments and changes; increased competitive pressures; changes in spreads on interest-earning assets and interest-bearing liabilities; changes in general economic conditions and conditions within the securities markets; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; legislation affecting the financial services industry as a whole, and Meridian Corporation, in particular; changes in accounting policies, practices or guidance; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements.
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

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of September 30, 2023 compared to December 31, 2022 and the results of operations for the three and nine months ended September 30, 2023 compared to the same periods in 2022. More detailed information related to these highlights can be found in the sections that follow.

Bank Sector Considerations
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
As a commercial bank, the majority of Meridian's deposit base is comprised of business deposits (58%), with consumer deposits amounting to 12% at September 30, 2023. Municipal deposits (8%) and brokered deposits (22%) provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At September 30, 2023, 63% of business accounts and 88% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 23% at September 30, 2023.
Meridian also maintains borrowing arrangements with various correspondent banks to meet short-term liquidity needs and has access to approximately $1.0 billion in liquidity from numerous sources including its borrowing capacity with the FHLB and other financial institutions, as well as funding through the CDARS program or through brokered CD arrangements. In addition, the Bank is eligible to receive funds under the new BTFP announced by the Federal Reserve. Meridian elected to secure borrowings from the Federal Reserve under the BTFP due to the favorable rate and as of September 30, 2023 had a balance of $33 million. Management believes that the above sources of liquidity provide Meridian with the necessary resources to meet its short-term and long-term funding requirements.
Changes in Financial Condition - September 30, 2023 Compared to December 31, 2022
•Total assets increased $168.7 million, or 8.2%, to $2.2 billion as of September 30, 2023.
•Portfolio loans increased $147.8 million, or 8.5%, to $1.9 billion as of September 30, 2023.
•Mortgage loans held for sale increased $901 thousand, or 4.1%, to $23.1 million at September 30, 2023.
•Upon adoption ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) (“CECL”) effective January 1, 2023, we recorded an increase to our allowance for credit losses of $1.6 million and an adjustment to the reserve for unfunded commitments of $1.3 million. The after-tax retained earnings impact of this adoption was $2.2 million.
•Total deposits increased $96.2 million or 5.6% to $1.8 billion at September 30, 2023.
•Non-interest bearing deposits decreased $57.1 million, or 18.9%, to $244.7 million as of September 30, 2023.
•The Corporation returned $4.2 million of capital to Meridian shareholders during the nine months ended September 30, 2023 through a $0.125 quarterly dividend in each of the first three quarters of 2023, and also purchased $4.3 million or 312,447 shares of treasury stock.

Three Month Results of Operations - September 30, 2023 Compared to the Same Period in 2022
•Net income was $4.0 million, or $0.35 per diluted share, down $1.8 million, or 30.9%, driven by a decline in non-interest income, and to a lesser degree a decline in net interest income, partially offset by lower operating expenses.
•The return on average assets and return on average equity were 0.73% and 10.17%, respectively, for the third quarter 2023, compared to 1.23% and 14.59%, respectively, for the third quarter 2022.
•Net interest margin decreased to 3.29% from 4.01% due to the impact of deposit and borrowing repricing outpacing the repricing of interest earnings assets, mainly loans.
•On January 1, 2023, the Corporation adopted the new accounting standard, referred to as CECL, which transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. Expected credit losses are estimated over the contractual term, adjusted for expected prepayments and recoveries, and take into account macroeconomic forecasts. The provision for credit losses decreased $444 thousand when comparing the third quarter 2023 to the third quarter 2022. The reduction was due in part to a decline in the overall exposure to unfunded loan balances at the end of the third quarter, causing a reduction in the unfunded reserve of $273 thousand. The decrease in provision was also due to favorable changes in some baseline loss rates and certain macroeconomic factors underlying the funded loss model. In addition, the provision for credit losses is impacted by the change in expected loss rates under CECL.
•Non-interest income decreased $2.1 million, or 20.9%, to $8.1 million driven by a $2.5 million decrease in mortgage banking income and a $317 thousand decrease in net gains on hedging activities.
•Non-interest expense decreased $243 thousand, or 1.2%, to $20.0 million due to a $940 thousand decrease in salaries and employee benefits, largely offset by increases in professional fees ($205 thousand), data processing ($210 thousand), and other expenses ($564 thousand).

Nine Month Results of Operations - September 30, 2023 Compared to the Same Period in 2022
•Net income was $12.7 million, or $1.11 per diluted share, down $4.6 million, or 26.6%, driven by a decline in non-interest income, partially offset by an increase in net interest income and lower operating expenses.
•The return on average assets and return on average equity was 0.79% and 10.96%, respectively, for the nine months ended September 30, 2023, compared to 1.28% and 14.49%, respectively, for the nine months ended September 30, 2022.
•Net interest margin decreased to 3.40% from 3.99% due to the impact of deposit and borrowing repricing outpacing the repricing of interest earnings assets, mainly loans.
•Provision for credit losses increased $443 thousand to cover for increased loan growth period over period, combined with providing for the $1.8 million increase in net charge-offs period over period. As noted above, the provision for credit losses is impacted by the change in expected loss rates under CECL.
•Non-interest income decreased $9.9 million, or 29.3%, to $23.8 million driven by a $8.2 million decrease in mortgage banking income, combined with decreased net gains on hedging activity of $4.9 million.
•Non-interest expense decreased $4.0 million, or 6.5%, to $57.4 million as salaries and employee benefits decreased $6.0 million.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Return on average assets, annualized	0.73%	1.23%	0.79%	1.28%
Return on average equity, annualized	10.17%	14.59%	10.96%	14.49%
Net interest margin (tax effected yield)	3.29%	4.01%	3.40%	3.99%
Basic earnings per share	$0.36	$0.49	$1.14	$1.45
Diluted earnings per share	$0.35	$0.48	$1.11	$1.40
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Book value per common share	$13.88	$13.37
Tangible book value per common share (1)	$13.53	$13.01
Allowance as a percentage of loans and leases held for investment	1.04%	1.08%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.05%	1.09%
Tier I capital to risk weighted assets	8.43%	8.77%
Tangible common equity to tangible assets ratio (1)	6.79%	7.25%
Loans and other finance receivables, net of fees and costs	$1,885,629	$1,743,682
Total assets	$2,230,971	$2,062,228
Total stockholders’ equity	$155,114	$153,280

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three and nine months ended September 30, 2023 and 2022, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended September 30,
(dollars in thousands)	2023			2022
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Due from banks	$17,356	$244	5.58%	$15,678	$92	2.33%
Federal funds sold	44	1	9.02	219	1	1.81
Investment securities - taxable	106,369	901	3.36	107,929	648	2.38
Investment securities - tax exempt (1)	58,196	410	2.80	63,711	450	2.80
Loans held for sale	27,718	456	6.53	37,857	479	5.02
Loans held for investment (1)	1,876,648	33,526	7.09	1,565,861	21,371	5.41
Total loans	1,904,366	33,982	7.08	1,603,718	21,850	5.41
Total interest-earning assets	2,086,331	35,538	6.76%	1,791,255	23,041	5.10%
Noninterest earning assets	98,054			76,939
Total assets	$2,184,385			$1,868,194
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$160,886	$1,488	3.67%	$221,402	$798	1.43%
Money market and savings deposits	719,123	6,755	3.73	718,744	2,075	1.15
Time deposits	648,646	7,300	4.46	361,527	1,202	1.32
Total deposits	1,528,655	15,543	4.03	1,301,673	4,075	1.24
Borrowings	167,889	2,086	4.93	41,313	266	2.55
Subordinated debentures	41,311	606	5.82	40,578	591	5.78
Total interest-bearing liabilities	1,737,855	18,235	4.16	1,383,564	4,932	1.41
Noninterest-bearing deposits	253,485			295,975
Other noninterest-bearing liabilities	36,774			31,041
Total liabilities	2,028,114			1,710,580
Total stockholders' equity	156,271			157,614
Total stockholders' equity and liabilities	$2,184,385			$1,868,194
Net interest income and spread (1)		$17,303	2.60		$18,109	3.69
Net interest margin (1)			3.29%			4.01%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

	For the Nine Months Ended September 30,
(dollars in thousands)	2023			2022
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Due from banks	$19,358	$735	5.08%	$23,612	$153	0.87%
Federal funds sold	156	6	5.14	1,440	4	0.37
Investment securities - taxable	111,884	2,853	3.41	105,624	1,599	2.02
Investment securities - tax exempt (1)	60,042	1,266	2.82	63,848	1,240	2.60
Loans held for sale	23,459	1,080	6.16	52,495	1,580	4.02%
Loans held for investment (1)	1,836,244	94,538	6.88	1,489,345	56,614	5.08
Total loans	1,859,703	95,618	6.87	1,541,840	58,194	5.05
Total interest-earning assets	2,051,143	100,478	6.55%	1,736,364	61,190	4.71%
Noninterest earning assets	95,740			74,313
Total assets	$2,146,883			$1,810,677
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$198,599	$5,184	3.49%	$242,863	$1,183	0.65%
Money market and savings deposits	673,540	16,603	3.30	702,696	4,003	0.76
Time deposits	628,419	19,226	4.09	319,927	1,996	0.83
Total deposits	1,500,558	41,013	3.65	1,265,486	7,182	0.76
Borrowings	143,955	5,450	5.06	24,621	391	2.12
Subordinated debentures	40,662	1,779	5.85	40,548	1,775	5.85
Total interest-bearing liabilities	1,685,175	48,242	3.83	1,330,655	9,348	0.94
Noninterest-bearing deposits	271,909			291,261
Other noninterest-bearing liabilities	35,234			29,452
Total liabilities	1,992,318			1,651,368
Total stockholders' equity	154,565			159,309
Total stockholders' equity and liabilities	$2,146,883			$1,810,677
Net interest income and spread (1)		$52,236	2.72		$51,842	3.77
Net interest margin (1)			3.40%			3.99%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate / Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2023 Compared to 2022
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Due from banks	$141	$11	$152	$617	$(35)	$582
Federal funds sold	1	(1)	—	10	(8)	2
Investment securities - taxable	262	(9)	253	1,154	100	1,254
Investment securities - tax exempt (1)	(1)	(39)	(40)	103	(77)	26
Loans held for sale	123	(146)	(23)	610	(1,110)	(500)
Loans held for investment (1)	7,401	4,754	12,155	22,884	15,040	37,924
Total loans	7,524	4,608	12,132	23,494	13,930	37,424
Total interest income	$7,927	$4,570	$12,497	$25,378	$13,910	$39,288
Interest expense:
Interest-bearing demand deposits	$959	$(269)	$690	$4,254	$(253)	$4,001
Money market and savings deposits	4,679	1	4,680	12,773	(173)	12,600
Time deposits	4,575	1,523	6,098	13,817	3,413	17,230
Total deposits	10,213	1,255	11,468	30,844	2,987	33,831
Borrowings	424	1,396	1,820	1,124	3,935	5,059
Subordinated debentures	4	11	15	(1)	5	4
Total interest expense	$10,641	$2,662	$13,303	$31,967	$6,927	$38,894
Interest differential	$(2,714)	$1,908	$(806)	$(6,589)	$6,983	$394

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended September 30, 2023 Compared to the Same Period in 2022
For the three months ended September 30, 2023 as compared to the same period in 2022, tax-equivalent interest income increased $12.5 million as favorable rate and volume changes contributed $7.9 million, and $4.6 million, respectively. The favorable change in rates led to increased yields on loans held for sale (up 151 basis points) and loans held for investment (up 168 basis points) that favorably impact interest income by $7.5 million, overall. The loans held for investment average balances increased $310.8 million, leading to a favorable volume impact on interest income of $4.8 million, while the decline in loans held for sale average balances of $10.1 million had an unfavorable impact to interest income of $146 thousand. Growth in the loans held for investment portfolio was led by average balance increases in commercial real estate ($125.2 million), residential real estate ($121.9 million), construction ($59.2 million), and SBA loans ($17.6 million).

On the funding side, overall interest expense increased $13.3 million, largely driven by the impact from rate hikes issued by the Fed. The cost of deposits were up across the board, leading to a $11.5 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 224 basis points, 258 basis points and 314 basis points, respectively, while the cost of borrowings increased 238 basis points. Time deposits were the largest drivers of the interest expense increase due to volume as average balances on such accounts increased $287.1 million, while money market/savings accounts average balances increased only $379 thousand, and the average balances on interest-bearing demand deposits decreased $60.5 million, while borrowings increased $126.6 million on average.

Overall, the $806 thousand decrease in net interest income over this period was driven by rate changes as the cost of interest bearing liabilities outpaced the increase in the yield on interest earning assets.

Nine Months Ended September 30, 2023 Compared to the Same Period in 2022
For the nine months ended September 30, 2023 as compared to the same period in 2022, tax-equivalent interest income increased $39.3 million as favorable rate and volume changes contributed $25.4 million, and $13.9 million, respectively. The favorable change in rates led to increased yields on loans held for investment (up 180 basis points) and loans held for sale (up 214 basis points), that favorably impact interest income by $23.5 million, overall. The loans held for investment average balances increased $346.9 million, leading to a favorable volume impact on interest income of $15.0 million, while the decline in loans held for sale average balances of $29.0 million had an unfavorable impact to interest income of $1.1 million. Within the loans held for investment portfolio, average balances on commercial loans, SBA loans, and leases increased $1.3 million, $24.4 million, and $34.2 million, respectively, construction loans were up $71.9 million, and residential real estate loans average balances increased $145.8 million, while the average balance of PPP loans decreased $38.9 million as such loans are nearly fully forgiven now by the SBA.

On the funding side, overall interest expense increased $38.9 million, largely driven by the impact from rate hikes issued by the Fed. The cost of deposits were up across the board, leading to a $33.8 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 284 basis points, 254 basis points and 326 basis points, respectively, while the cost of borrowings increased 294 basis points. Time deposit average balances increased $308.5 million, while money market/savings accounts average balances and interest-bearing demand deposits decreased $29.2 million, and $44.3 million, respectively, and borrowings increased $119.3 million on average.

Overall, the $0.4 million increase in net interest income was derived by the volume changes as the impact from increased average earning assets, particularly loans held for investment, overcame the unfavorable impact from the funding costs.

PROVISION FOR CREDIT LOSSES
Three and Nine Months Ended September 30, 2023 Compared to the Same Periods in 2022
The provision for credit losses decreased $444 thousand for the three months ended September 30, 2023, and increased $443 thousand for the nine months ended September 30, 2023. The provision decrease over the three month comparable period was due in part to a decline in the overall exposure to unfunded loan balances at the end of the third quarter, causing a reduction in the unfunded reserve. The remaining decrease in provisioning was due largely to favorable changes in the some baseline loss rates and certain economic factors. The provision increase over the nine month comparable periods was to help provide for loan growth over the period, in addition to helping to cover for the increased level of charge-offs, largely over small equipment leases.

Asset Quality Summary
The ratio of non-performing assets to total assets was 1.38% as of September 30, 2023, up from 1.11% reported as of December 31, 2022. There was $1.7 million in other real estate owned included in non-performing assets, the result of taking possession of a well collateralized residential real estate property in the quarter end December 31, 2022. Total non-performing loans of $29.1 million as of September 30, 2023, increased $7.9 million from $21.2 million as December 31, 2022 due to downgrades of 6 SBA loans, 1 shared national credit loan, 3 commercial loan relationships, and several small balance equipment leases during this period.
Meridian realized net charge-offs of 0.18% of total average loans for the nine months ending September 30, 2023, which was up from 0.10% reported for the same period in 2022. Net charge-offs for the quarter ended September 30, 2023 were $914 thousand, comprised of $1.0 million in charge-offs, with $95 thousand in recoveries for the quarter. While a large percentage of charge-offs for the quarter ended September 30, 2023 continue to be from small ticket equipment leases, the level of charge-offs in this portfolio declined by $169 thousand, while we also realized $90 thousand of recoveries related to the small ticket equipment lease portfolio. There were also charge-offs of $272 thousand on SBA loans that had previously been classified as non-performing loans in a prior period.
The ratio of allowance for credit losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure, see reconciliation in the Appendix), was 1.05% as of September 30, 2023 and 1.09% as of December 31, 2022. As of September 30, 2023 there were specific reserves of $2.5 million against non-performing loans, an increase from $2.2 million as of December 31, 2022 due to the establishment of a specific reserve on a commercial loan that was classified as a non-performing loan, partially offset by a decline in the specific reserve on another commercial loan relationship.
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

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	September 30, 2023	December 31, 2022
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$—	$140
Home equity lines and loans	929	1,097
Residential mortgage	3,097	2,085
Construction	1,206	—
Total real estate loans	5,232	3,322
Commercial and industrial	15,575	12,547
Small business loans	7,237	4,465
Leases	1,067	902
Total nonaccrual loans	29,111	21,236
Other real estate owned	1,703	1,703
Total non-performing assets	$30,814	$22,939

Asset quality ratios:
Non-performing assets to total assets	1.38%	1.11%
Non-performing loans to:
Total loans and leases	1.53%	1.20%
Total loans held-for-investment	1.54%	1.22%
Total loans held-for-investment (excluding loans at fair value) (1)	1.55%	1.23%
Allowance for credit losses to (2):
Total loans and leases	1.03%	1.07%
Total loans held-for-investment	1.04%	1.08%
Total loans held-for-investment (excluding loans at fair value) (1)	1.05%	1.09%
Non-performing loans	67.61%	88.66%

Total loans and leases	$1,908,773	$1,765,925
Total loans and leases held-for-investment	$1,885,629	$1,743,682
Total loans and leases held-for-investment (excluding loans at fair value)	$1,872,109	$1,724,601
Allowance for credit losses (2)	$19,683	$18,828

(1) The allowance for credit losses to total loans held-for-investment (excluding loans at fair value) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.
(2) See Note 1, "Summary of Significant Accounting Policies - Pronouncements Adopted in 2023.

NON-INTEREST INCOME
Three Months Ended September 30, 2023 Compared to the Same Period in 2022
The following table presents the components of non-interest income for the periods indicated:

	Quarter Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Mortgage banking income	$4,819	$7,329	$(2,510)	(34.2)%
Wealth management income	1,258	1,114	144	12.9%
SBA loan income	982	989	(7)	(0.7)%
Earnings on investment in life insurance	201	138	63	45.7%
Net change in the fair value of derivative instruments	103	127	(24)	(18.9)%
Net change in the fair value of loans held-for-sale	111	(237)	348	(146.8)%
Net change in the fair value of loans held-for-investment	(570)	(886)	316	(35.7)%
Net gain on hedging activity	82	399	(317)	(79.4)%
Net loss on sale of investment securities available-for-sale	(3)	—	(3)	(100.0)%
Other	1,103	1,251	(148)	(11.8)%
Total non-interest income	$8,086	$10,224	$(2,138)	(20.9)%
Total non-interest income decreased $2.1 million due primarily to lower income from our mortgage segment, which continues to be impacted by lower levels of mortgage loan originations in a rising rate environment and a lack of housing inventory. Mortgage loan originations decreased $104.0 million to $187.1 million when comparing the quarter ended September 30, 2023 to the quarter ended September 30, 2022.
The net change in the fair value of loans held-for-investment improved to a loss of $570 thousand for the quarter ended September 30, 2023, compared to a loss of $886 thousand for the comparable prior year quarter, due to the negative impact the rising interest rate environment had on the fair value of the loans in portfolio that are held at fair value.
Nine Months Ended September 30, 2023 Compared to the Same Period in 2022
The following table presents the components of non-interest income for the periods indicated:

	Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Mortgage banking income	$13,143	$21,367	$(8,224)	(38.5)%
Wealth management income	3,689	3,672	17	0.5%
SBA loan income	3,463	3,946	(483)	(12.2)%
Earnings on investment in life insurance	585	413	172	41.6%
Net change in the fair value of derivative instruments	217	(713)	930	(130.4)%
Net change in the fair value of loans held-for-sale	(88)	(1,094)	1,006	(92.0)%
Net change in the fair value of loans held-for-investment	(673)	(2,499)	1,826	(73.1)%
Net (loss) gain on hedging activity	81	4,941	(4,860)	(98.4)%
Net loss on sale of investment securities available-for-sale	(58)	—	(58)	(100.0)%
Other	3,489	3,695	(206)	(5.6)%
Total non-interest income	$23,848	$33,728	$(9,880)	(29.3)%
Total non-interest income decreased $9.9 million due primarily to lower income from our mortgage segment, which was impacted by lower levels of mortgage loan originations in a rising rate environment and a lack of housing inventory. Mortgage loan originations decreased $392.0 million to $531.4 million when comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022. Driven by the decline in mortgage banking income over the nine month comparable periods, the net changes in the fair value of derivative instruments and loans held-for-sale, along with changes in net gains on hedging activity decreased $2.9 million, combined.
SBA loan income decreased $483 thousand as a lower volume of SBA loans were sold into the secondary market for the nine months ending September 30, 2023 ($64.9 million of loans sold at an average gross margin of 6.8%), compared to the nine months ending September 30, 2022 ($75.9 million in loans sold at an average gross margin of 7.4%).

NON-INTEREST EXPENSE
Three Months Ended September 30, 2023 Compared to the Same Period in 2022
The following table presents the components of non-interest expense for the periods indicated:

	Quarter Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Salaries and employee benefits	$12,420	$13,360	$(940)	(7.0)%
Occupancy and equipment	1,226	1,191	35	2.9%
Professional fees	1,104	899	205	22.8%
Advertising and promotion	848	1,165	(317)	(27.2)%
Data processing and software	1,652	1,442	210	14.6%
Other	2,768	2,204	564	25.6%
Total non-interest expense	$20,018	$20,261	$(243)	(1.2)%
Total non-interest expense decreased $243 thousand, or 1.2%, largely attributable to a decrease in salaries and employee benefits expense in the mortgage segment, which had reduced fixed and variable based compensation due to the overall decline in mortgage banking income.
Professional fees increased $205 thousand over this period largely due to an increase in loan and lease workout expenses which has helped lead to an increase in recoveries when compared to recoveries in the prior year. Professional fees were also impacted by system conversion fees for a new loan servicing platform for our mortgage segment. Advertising and promotion expense decreased $317 thousand over this period as a result of a decrease in business development expense and certain advertising expenses' seasonality.
Data processing and software expense increased $210 thousand due to cybersecurity improvements, cloud-based costs, other software upgrades, and an increase in customer account volume, all as a result of growth. Other non-interest expense increased $564 thousand due largely to an increase in FDIC insurance expense, which reflected the new 2 basis point increase in assessment, and an increase in certain commercial and consumer related loan expenses due to portfolio growth.

Nine Months Ended September 30, 2023 Compared to the Same Period in 2022
The following table presents the components of non-interest expense for the periods indicated:

	Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Salaries and employee benefits	$35,633	$41,585	$(5,952)	(14.3)%
Occupancy and equipment	3,610	3,619	(9)	(0.2)%
Professional fees	2,930	2,659	271	10.2%
Advertising and promotion	2,799	3,340	(541)	(16.2)%
Data processing and software	4,764	3,939	825	20.9%
Other	7,686	6,258	1,428	22.8%
Total non-interest expense	$57,422	$61,400	$(3,978)	(6.5)%
Total non-interest expense decreased $4.0 million largely attributable to a decrease in salaries and employee benefits expense at the mortgage segment, which recognized decreased fixed and variable compensation. Partially offsetting this decrease was an increase in salaries & benefits expense for the bank and wealth segments due to an increase in FTEs and a higher level of stock-based compensation expense year-over-year.
Advertising and promotion expense decreased $541 thousand as the result of a reduction in mortgage segment advertising and leads expense as mortgage origination volume was down significantly from the prior year. Data processing and software expense increased $825 thousand due to cybersecurity improvements, cloud-based costs and other software upgrades, all as a result of growth. Other non-interest expense increased $1.4 million over the period due largely to an increase in FDIC insurance expense, which reflected the new 2 basis point increase in assessment, and the adjustment of the unfunded allowance for credit losses which increased nearly $1 million due to the adoption of ASC 326 as of January 1, 2023.

INCOME TAX EXPENSE
Income tax expense for the three months ended September 30, 2023 was $1.2 million, as compared to $1.7 million for the same period in 2022. The decrease in income tax expense was attributable to the decrease in earnings, period over period. Our effective tax rate was 23.1% for the three months ended September 30, 2023 and 22.3% for the three months ended September 30, 2022.

Income tax expense for the nine months ended September 30, 2023 was $3.6 million, as compared to $4.9 million for the same period in 2022. The decrease in income tax expense was attributable to the decrease in earnings, period over period. Our effective tax rate was 22.0% for the nine months ended September 30, 2023 and 22.2% for the nine months ended September 30, 2022.

BALANCE SHEET ANALYSIS
As of September 30, 2023, total assets were $2.2 billion which increased $168.7 million, or 8.2%, from December 31, 2022. This growth in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(Dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Mortgage loans held for sale	$23,144	$22,243	$901	4.1%
Real estate loans:
Commercial mortgage	696,124	565,400	130,724	23.1
Home equity lines and loans	73,844	59,399	14,445	24.3
Residential mortgage	256,343	221,837	34,506	15.6
Construction	276,590	271,955	4,635	1.7
Total real estate loans	1,302,901	1,118,591	184,310	16.5

Commercial and industrial	299,861	341,378	(41,517)	(12.2)
Small business loans	141,265	136,155	5,110	3.8
Consumer	434	488	(54)	(11.1)
Leases, net	138,963	138,986	(23)	—
Total portfolio loans and leases	$1,883,424	$1,735,598	$147,826	8.5
Total loans and leases	$1,906,568	$1,757,841	$148,727	8.5%
Portfolio loans increased $147.8 million, to $1.9 billion as of September 30, 2023, from $1.8 billion as of December 31, 2022. Overall portfolio loan growth was 8.5% since December 31, 2022, or 11.4% on an annualized basis for 2023. Commercial real estate loans increased $130.7 million, or 23.1%, residential real estate loans held in portfolio increased $34.5 million, or 15.6%, construction loans increased $4.6 million, or 1.7%, and small business loans increased $5.1 million, or 3.8%.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing deposits	$244,668	$301,727	$(57,059)	(18.9)%
Interest-bearing deposits:
Interest-bearing demand deposits	156,537	219,838	(63,301)	(28.8)%
Money market and savings deposits	746,599	697,564	49,035	7.0%
Time deposits	660,841	493,350	167,491	33.9%
Total interest-bearing deposits	$1,563,977	$1,410,752	$153,225	10.9%
Total deposits	$1,808,645	$1,712,479	$96,166	5.6%
Total deposits increased $96.2 million, or 5.6%, since December 31, 2022. Noninterest-bearing deposits and interest-bearing accounts decreased $57.1 million, and $63.3 million, respectively, during the period. This decline was largely due to customer preference for money market deposits which carry higher interest rates than interest-bearing demand deposits. Time deposits grew $167.5 million, or 33.9%, from retail and wholesale efforts as customers prefer the higher term interest rates. Included in time deposits as of September 30, 2023, and December 31, 2022, are $401.3 million and $409.3 million of brokered deposits, respectively, which comprise 22.2% and 21.9% of total deposits as of these dates.

Capital
Consolidated stockholders’ equity of the Corporation was $155.1 million, or 7.0% of total assets as of September 30, 2023, as compared to $153.3 million, or 7.4% of total assets as of December 31, 2022. On October 26, 2023, the Board of Directors declared a quarterly cash dividend of $0.125 per common share payable November 20, 2023 to shareholders of record as of November 13, 2023.
In September, Meridian Corporation raised $9.7 million in subordinated debt at 8.00% with a term of 10 years. The issuance of this subordinated debt improved tier 2 capital, as well as tangible book value of the Corporation. The funds will be used for general corporate purposes, including providing capital to the Corporation's bank subsidiary, Meridian Bank, and supporting organic growth. The subordinated debt also helped to improve Meridian Bank's tier 1 capital.
The September 30, 2023 tangible common equity to tangible assets ratio (a non-GAAP measure) was 6.8% for the Corporation and 8.9% for the Bank, compared to 7.2% for the Corporation and 8.8% for the Bank at December 31, 2022. Tangible book value per share (a non-GAAP measure) was $13.53 as of September 30, 2023, compared with $13.01 as of December 31, 2022. A reconciliation of these non-GAAP measures is below.
The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Corporation		Bank		Well-capitalized minimum
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Tier 1 leverage ratio	7.52%	8.13%	9.65%	9.95%	5.00%
Common tier 1 risk-based capital ratio	8.43%	8.77%	10.82%	10.73%	6.50%
Tier 1 risk-based capital ratio	8.43%	8.77%	10.82%	10.73%	8.00%
Total risk-based capital ratio	11.96%	12.05%	11.85%	11.87%	10.00%
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.65% and 9.95% at September 30, 2023 and December 31, 2022, respectively. The Corporation is exempt from CBLR.
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

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs and has access to approximately $1.0 billion in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $7.7 million at September 30, 2023. At September 30, 2023, Meridian had $33 million in borrowings from the Federal Reserve under the BTFP. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2023, Meridian’s maximum borrowing capacity with the FHLB was $637.6 million. At September 30, 2023, Meridian had borrowed $145.0 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $112.7 million against its available credit lines. At September 30, 2023, Meridian also had available $15.0 million of unsecured federal funds lines of credit with other financial institutions as well as $137.5 million of available short or long term funding through the CDARS program and $379.4 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of September 30, 2023, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $6.3 million and $19.8 million for the three and nine months ended September 30, 2023 as compared to income before tax of $7.5 million and $22.5 million for the same periods in 2022. The Banking Segment provided

121.2% and 122.1% of the Corporation’s pre-tax profit for the three and nine month periods ended September 30, 2023, as compared to 100.7% and 101.5% for the same periods in 2022.
The Wealth Management Segment recorded income before tax of $417 thousand and $973 thousand for the three and nine months ended September 30, 2023 as compared to income before tax of $552 thousand and $1.8 million for the same periods in 2022. The decrease in income in this segment was the result of declines in market conditions over the period.
The Mortgage Banking Segment recorded a loss before tax of $1.5 million and $4.6 million for the three and nine months ended September 30, 2023 as compared to a loss before tax of $603 thousand and $2.2 million for the same periods in 2022. Mortgage Banking income and expenses related to loan originations and sales decreased due to lower origination volume in the higher rate environment. Originations have been significantly impacted by a lack of homes for sale.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2023 were $517.7 million as compared to $506.2 million at December 31, 2022.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2023 amounted to $10.7 million as compared to $19.0 million at December 31, 2022.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased two loans totaling $730 thousand for the three and nine months ended September 30, 2023, while we repurchased one loan totaling $126 thousand for the three months ended September 30, 2022, and seven loans totaling $1.6 million for the nine months ended September 30, 2022.

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
The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands, except share data)	September 30, 2023	December 31, 2022
Total stockholders' equity (GAAP)	$155,114	$153,280
Less: Goodwill and intangible assets	3,921	4,074
Tangible common equity (non-GAAP)	151,193	149,206

Total assets (GAAP)	2,230,971	2,062,228
Less: Goodwill and intangible assets	3,921	4,074
Tangible assets (non-GAAP)	$2,227,050	$2,058,154

(dollars in thousands, except share data)	September 30, 2023	December 31, 2022
Stockholders' equity to total assets (GAAP)	6.95%	7.43%
Tangible common equity to tangible assets (non-GAAP)	6.79%	7.25%

Shares outstanding	11,178	11,466

Book value per share (GAAP)	$13.88	$13.37
Tangible book value per share (non-GAAP)	$13.53	$13.01
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at September 30, 2023. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	September 30, 2023	December 31, 2022
Allowance for credit losses	$19,683	$18,828

Loans, net of fees and costs (GAAP)	1,885,629	1,743,682
Less: PPP loans	(289)	(4,579)
Less: Loans fair valued	(13,231)	(14,502)
Loans, net of fees and costs, excluding PPP and fair valued loans (non-GAAP)	$1,872,109	$1,724,601

Allowance for credit losses, net of fees and costs (GAAP)	1.04%	1.08%
Allowance for credit losses, net of fees and costs, excluding PPP and fair valued loans (non-GAAP)	1.05%	1.09%

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

	September 30,
Changes in Market Interest Rates	2023	2022
+300 basis points over next 12 months	(1.25)%	0.13%
+200 basis points over next 12 months	(0.74)%	0.29%
+100 basis points over next 12 months	(0.29)%	0.15%
No Change
-100 basis points over next 12 months	(1.33)%	(1.40)%
-200 basis points over next 12 months	(2.63)%	(3.19)%
The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2023. In its current position, the table indicates that net interest income will fluctuate between (1.33%) and (0.29%) in an up or down 100 basis point environment over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.
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

	September 30,
Changes in Market Interest Rates	2023	2022
+300 basis points	(10)%	5%
+200 basis points	(6)%	6%
+100 basis points	(2)%	4%
No Change
-100 basis points	—%	(9)%
-200 basis points	(5)%	(25)%
This economic value of equity profile at September 30, 2023 suggests that we would experience a negative effect from an increase or decrease in rates, and the impact would worsen as rates continued to move in either direction. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2023 to ensure that the information required to be disclosed by the

Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
Effective January 1, 2023, the Corporation adopted CECL. The Corporation designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. Additional risks not presently known to the Corporation, or that are currently deemed immaterial, may also adversely affect business, financial condition or results of operations of the Corporation. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause the Corporation’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of it.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on our operations.

The rapid rise in interest rates starting in 2022; the resulting industry-wide reduction in the fair value of securities portfolios and capital; and several bank runs resulting in high profile bank failures, have caused a current state of volatility in the financial services industry with respect to liquidity and the health of the U.S. banking system. A financial institution's liquidity reflects its ability to meet customer demand for loans, accommodating possible outflows in deposits and accessing alternative sources of funds when needed, while at the same time taking advantage of interest rate market opportunities. The ability to manage liquidity is fundamental to a financial institution's business and success. These recent events have, and could continue to adversely impact earnings as well as the market price and volatility of the Corporation's common stock. Additionally, the cost of resolving recent bank failures prompted the FDIC to announce plans to collect additional special assessments. These recent events may also result in potentially adverse changes to laws or regulations applicable to the Corporation, which could have a material impact on the Corporation's business and result in increased costs necessary to comply with any such changes.

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

Date:	November 9, 2023	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)