Form 10-K
period 2023-12-31
Meridian Corp
filed 2024-03-15
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes  ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $91,267,410 as of June 30, 2023 based upon the last sales price in which our common stock was quoted on the NASDAQ Stock Market on June 30, 2023.
As of March 11, 2024 there were 11,185,515 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MERIDIAN CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
AI	Artificial intelligence
ALCO	Asset/Liability Committee
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
COVID-19	Coronavirus Disease 2019
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period
LIBOR	London Inter-bank Offering Rate
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights

NSFR	Net stable funding ratio
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs
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
•Adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments.
•Government intervention in the U.S. financial system.
•Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•Our ability to manage our commercial real estate exposure.
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
•Technological changes, including the rise of AI as a commonly used resource.
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
All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review the Corporation’s filings with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2023 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. the Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by the Corporation or by or on behalf of Meridian Bank, except as may be required under applicable laws.

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
Corporate Structure and Business Lines
The Corporation is the parent to the Bank. The Bank is the parent to four wholly-owned subsidiaries: Meridian Land Settlement Services, LLC, which provides title insurance services; Apex Realty, LLC, a real estate holding company; Meridian Wealth Partners, LLC, a registered investment advisory firm, (“Meridian Wealth”); and Meridian Equipment Finance, LLC, an equipment leasing and other finance receivables company. With these subsidiaries, the Corporation is organized into the following three lines of business.
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
Mortgage Banking
The second line of business is mortgage banking. Our mortgage consultants guide our clients through the complex process of obtaining a loan to meet consumer needs. Originations consist of consumer for-sale mortgage loans, loans to be held within our portfolio, and wholesale mortgage loans. Clients include homeowners and smaller scale investors. The mortgage division operates and originates mortgage loans in the Delaware Valley tri-state market, and Maryland markets, most typically for 1-4 family dwellings, with the intention of selling substantially all of these loans in the secondary market to qualified investors, while often retaining the servicing rights on these loans. Mortgages are originated through sales and marketing initiatives, as well as realtor, builder, bank, advertising and customer referral resources. The mortgage division performs origination, processing, underwriting, closing and post-closing functions both from our Blue Bell mortgage headquarters with 5 other loan production offices in the Delaware Valley tri-state market, and from Maryland through our footprint of 3 other production/processing offices in the state.

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
Market Area
Meridian is headquartered in Malvern, PA, and has an operations center in Exton, PA, and six full-service branches in Philadelphia and surrounding counties. Its main branch, in Wayne, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. Our sixth branch is in Philadelphia. These branches provide “Relationship Hubs” for our regional lending groups and allow Meridian to serve markets at or near the county seat of counties in and surrounding Philadelphia.
In addition to our deposit taking branches, there are currently 12 other locations, including Corporate headquarters, that serve as loan production offices. These offices extend from the Delaware Valley/Philadelphia market area to Delaware, Central Maryland, and Florida.
Demographic information for the five county Philadelphia metropolitan area (Philadelphia County, Chester County, Delaware County, Montgomery County, Bucks County) shows our primary market to be stable, with moderate population growth. According to the U.S. Census Bureau – 2020, the median household income in this area is $88,336 compared to the national average of $62,843, while the total population in this market was 4,198,000. Demographic information for the five county Baltimore metropolitan area (Baltimore County, Howard County, Montgomery County, Anne Arundel County, Prince George’s County) also shows that this secondary market is stable. According to the U.S. Census Bureau – 2020, the median household income in the Baltimore metropolitan area is $105,582 compared to the national average of $62,843, while the total population in this market was 3,774,350. The Delaware and Florida markets were serve are also stable with moderate population growth.

(dollars in thousands / population actual)	United States	Pennsylvania	Maryland
Population (1)	308,449,281	13,002,700	6,177,224
Median household income (1)	$63	$62	$85
Unemployment rate (2)	3.70%	3.50%	2.00%

	Philadelphia Metropolitan Area Counties
(dollars in thousands / population actual)	Bucks County	Montgomery County	Delaware County	Chester County	Philadelphia County	Total
Population (1)	645,054	864,683	575,182	545,823	1,567,258	4,198,000
Median household income (1)	$99	$99	$80	$110	$53	$88
Unemployment rate (2)	2.50%	2.40%	2.70%	2.10%	3.70%

	Baltimore Metropolitan Area Counties
(dollars in thousands / population actual)	Howard County	Montgomery County	Anne Arundel County	Prince George's County	Baltimore County	Total
Population (1)	335,411	1,052,521	593,286	946,971	846,161	3,774,350
Median household income (1)	$130	$117	$108	$91	$82	$106
Unemployment rate (2)	1.60%	1.80%	1.70%	2.10%	2.10%

	Delaware Counties					Florida County
(dollars in thousands / population actual)	Kent County	Sussex County	New Castle County	Total		Lee County
Population (1)	188,946	255,956	575,494	1,020,396		822,453
Median household income (1)	$64	$69	$78	$70		$63
Unemployment rate (2)	4.1%	3.9%	3.5%	3.7%		3.0%

(1) Source: U.S. Census Data – 2020
(2) Source: U.S. Bureau of Labor Statistics – December 2023
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
Human Capital Resources
At December 31, 2023, we employed 324 individuals, nearly all of whom are full-time and of which 56% are women. Women make up 32% of all officers throughout the Meridian organization. None of these employees are covered by collective bargaining agreements, and Meridian believes it enjoys good relations with its personnel. The Bank was named to American Bankers 2022 Top 200 Community Banks as well as being listed by the Philadelphia Inquirer in their '’Top Work Places of 2022.” In December of 2020, the Bank was named by the ICBA as one of their ‘Best Community Banks to Work For’. As an integrated full-service financial institution, approximately 60% of our employees are employed through our banking segment, 37% through our mortgage segment, and 3% for our wealth segment.
The safety of our employees has always been our top priority over the last few years due to the COVID-19 pandemic and this priority continues today. A portion of our workforce continues to work remotely or on a hybrid work schedule.
Meridian is committed to giving back to our communities. In 2023, we donated $503 thousand to over 100 organizations throughout the various communities that we serve in Pennsylvania, New Jersey, Delaware, Maryland, and Florida. Meridian also sponsors individual / group service days and provides time off to employees to participate in charitable activities in the communities we serve.
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
During 2023, we hired 83 professionals, 41% of which were women, and 23% of which were ethnically diverse. For 2023, our turnover rate was approximately 3%, which makes our overall retention rate very high compared to peers. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and our continued evolution and growth contribute to our success in attracting and retaining strong talent.
Our benefits are designed to attract and retain employees by providing employees and their families with health and wellness programs (medical, dental, vision), retirement wealth accumulation, paid time off, income replacement (paid sick and disability leaves and life insurance) and family oriented benefits (parental leaves and child care assistance).
We aim to continually build on the expertise of our workforce. At entry levels, we have implemented trainee and internship programs. During 2023 Meridian invested throughout the organization in terms of in-house and external training programs to help our employees develop leadership skills, stay current on professional development topic in their area of focus, as well as to keep up to date on cybersecurity, and risk & compliance matters that impact the organization overall.
Our Current Capital Stock Structure
As of December 31, 2023, Meridian had 13,186,198 shares of common stock, $1 par value, issued and 11,183,015 shares outstanding. There are 2,003,183 shares held in treasury.
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
Meridian currently conducts certain non-banking activities through certain of the Bank’s non-bank subsidiaries. Meridian Bank currently operates four wholly-owned subsidiaries: Meridian Land Settlement Services, which provides title insurance services; Apex Realty, a real estate holding company; Meridian Wealth, a registered investment advisory firm, and Meridian Equipment Finance, an equipment leasing and other finance receivables company.
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
Under the Basel III Capital Rules, the minimum capital ratios are (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets, (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-

weighted assets and (iv) 4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
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
With respect to the Bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “Prompt Corrective Action Framework” below.
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

In November, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of Silicon Valley Bank and Signature Bank, at a quarterly rate of 3.36 basis points of an institution’s uninsured deposits in excess of $5 billion as of December 31, 2022, to be paid over eight quarterly assessment periods beginning in the first quarter of 2024. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall assessment on a one time basis. Since the Bank’s uninsured deposits were less than $5 billion as of December 31, 2022, the final rule doesn’t apply to the Bank, but the extent to which any similar future assessments will impact our future deposit insurance expense is currently uncertain.

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
In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers.
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

Commercial Real Estate Guidance
In December 2023, the FDIC released a statement entitled “Managing Commercial Real Estate Concentrations in a Challenging Economic Environment” (the “Updated CRE Guidance”). In the Updated CRE Guidance, the FDIC conveys several key risk management practices to consider in managing CRE loan concentrations in the current challenging economic environment. The advisory also continues to emphasize the importance of effectively managing liquidity and funding risks, which can compound lending risks, particularly for CRE concentrated institutions. This advisory does not create new risk management principles; however, it does update and build upon previously issued guidance. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “2006 CRE Guidance”) which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represent 300% or more of its total capital and (2) the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.
In the Updated CRE Guidance, the FDIC noted that Institutions with significant CRE concentrations are reminded that strong risk management, governance, capital, and appropriate ACL levels are needed to help mitigate risks. Institutions with overall credit risk management processes that reflect consideration of the principles of the 2006 CRE Guidance are better positioned to manage through adverse economic environments. The principles in the 2006 CRE Guidance remain relevant, particularly in challenging economic environments, and particularly for institutions engaged in significant CRE lending strategies to help them remain healthy and profitable while continuing to serve the credit needs of the community.
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
Community Reinvestment Act of 1977
Under the CRA, the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of the Bank, the FDIC is required to assess our compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay in certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In May 2022, the Federal Reserve, the FDIC and the OCC issued a joint proposal that would, among other things (i) expand access to credit, investment and basic banking services in low - and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. The Bank will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to the Bank’s financial condition, results of operations, and/or liquidity, which cannot be predicted at this time. Our bank received a rating of “Satisfactory” in its most recently completed CRA examination in 2023 that was as of November 19, 2022.
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
In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer's express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with less than $50 billion in total assets, compliance would be required approximately 2.5 years after adoption of the final rule.

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
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including Nasdaq, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires Meridian to adopt a clawback policy within 60 days after such listing standard becomes effective, which Meridian did on November 21, 2023.

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
Our annual Report is subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Compliance with Section 404 is expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. The loss of “emerging growth company” status and compliance with the additional requirements substantially increases our legal and financial compliance costs and make some activities more time consuming and costly.

Risks Related to Our Business / Operations
Recent and future bank failures may adversely affect the national, regional, and local business environment, results of operation, and capital.
Past and future bank failures may have a profound impact on the national, regional, and local business environment in which Meridian operates. These impacts can range from business disruptions to adversely affecting their customers and customers withdrawing their deposits from the Bank. Management currently does expect that one result of the events in connection with the closure of Silicon Valley Bank in California and Signature Bank in New York by regulators is that FDIC assessments will more likely than not increase as a cost of doing business to the Bank. These possible impacts may adversely affect the Bank’s future operating results, including net income, and negatively impact capital. While the Bank currently does not expect the Government takeovers of Silicon Valley Bank and Signature Bank to have such a negative effect, the Bank continues to monitor the ongoing events concerning these two banks and any future banks failures if and when they may occur.
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
As of December 31, 2023, we owned $181.8 million of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities, corporate bonds, and municipal securities. As a result of inflationary pressures and the resulting rapid increases in interest rates in 2023, the trading value of previously issued government and other fixed income securities has declined significantly. The Corporation conducts a periodic review of the securities portfolio to determine if any decline in the estimated fair value of any security below its cost basis is considered impaired. Factors which are considered in the analysis include, but are not limited to, the extent to which the fair value is less than the amortized cost basis, the financial condition, credit rating and future prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments and the Corporation’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be uncollectible, the security is written down to a new cost basis and the resulting loss will be recognized as a securities provision for credit losses through an allowance for credit losses.

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
Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations
Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Deposit balances can decrease for a variety of reasons, including when customers perceive alternative investments, such as the stock market, as providing a better risk/return trade-off. If customers move money out of bank deposits and into other investments, we could lose a stable source of funds. This loss would require us to seek other funding alternatives, in order to continue to grow, thereby potentially increasing our funding costs and reducing our net interest income and net income.
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
As do many banking companies, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2023, we had $1.8 billion in deposits. These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.
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
Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of artificial intelligence (AI) could adversely affect our business, results of operations, and financial condition.

Our business increasingly relies on AI, machine learning and automated decision making to improve our services and our customer’s experience. The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business.

Any of the foregoing, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and improve our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, machine learning and automated decision making could adversely affect our business, results of operations, and financial condition.
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
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In response to the economic conditions resulting from the COVID-19 pandemic, the Federal Reserve's target federal funds rate was reduced nearly to 0% and the yields on Treasury notes declined to historic lows. However, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced in January of 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FDIC since has increased the target range eleven times throughout 2022 to July 2023. As of December 31, 2023, the target range for the federal funds rate had been increased to 5.25% to 5.50%. Our interest rate spread, net interest margin and net interest income increased during this period of rising interest rates as our interest earning assets generally reprice more quickly than our interest earning liabilities.

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

Some competitors may offer higher interest rates than the Corporation, which could decrease the deposits that the Corporation attracts or require the Corporation to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Corporation’s ability to generate the funds necessary for lending operations. As a result, the Corporation may need to seek other sources of funds that may be more expensive to obtain, which could increase the cost of funds and decrease profitability.

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
Nonperforming assets take significant time to resolve and adversely affect the Corporation's results of operations and financial condition.
The Corporation's nonperforming assets adversely affect its net income in various ways. The Corporation does not record interest income on nonaccrual loans, which adversely affects its income and increases credit administration costs. When the Corporation receives collateral through foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less estimated selling costs, which may, and often does, result in a loss. An increase in the level of nonperforming assets also increases the Corporation's risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Corporation utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers' performance or financial condition, could adversely affect the Corporation's business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Corporation will avoid increases in nonperforming loans in the future.
Our allowance for credit losses may be insufficient, and an increase in the allowance would reduce earnings.
ASU 2016-13 (Topic 326 - Credit Losses), commonly referenced as CECL, became effective for us on January 1, 2023. This standard replaced the approach under GAAP for establishing allowances for loan and lease losses (the “Allowance”), which generally considered only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Under CECL, credit losses are measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets.
The change to the CECL framework required us to greatly increase the data we collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the reasonable and supportable forecasted economic conditions and loan payment behaviors. Determination of the allowance is inherently subjective as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance. Any increases in provisions will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2023, our real estate loans, excluding mortgages held for sale, included $737.9 million of CRE loans (38.6% of total portfolio loans), $246.4 million of construction and development loans (12.9% of total portfolio loans), and for consumer loans, $260.6 million of residential mortgage loans, and $76.3 million of home equity loans (17.6% of total portfolio loans), with the majority of these real estate loans concentrated in the southeast Pennsylvania, Delaware, Maryland, southern New Jersey, and to a lesser degree in southwest Florida. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, and weather related events, generally. Southeast Pennsylvania, Delaware, Maryland, southern New Jersey, and southwest Florida have experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in southeast Pennsylvania, Delaware, Maryland, southern New Jersey, and Southwest Florida, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally.
CRE loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

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
Changes to statutes, regulations, regulatory or accounting policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, limit the fees we may charge, increase the ability of non-banks to offer competing financial services and products, change regulatory capital requirements or the required size of our allowance for credit losses and change deposit insurance assessments, any of which would negatively impact our financial condition and result of operations. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have taken a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the "Board"). The Board, Audit Committee, senior management and the IT Steering Committee (a task force comprised of senior representatives from all functional areas of the bank) devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our information technology (IT) security team reviews enterprise risk management-level cybersecurity risks annually, and key cybersecurity risks are incorporated into the IT Steering Committee’s framework. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an IT security manual as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management. We have designed our enterprise-wide information security programs consistent with industry standards using the National Institute of Standards and Technology Cybersecurity Framework.
The Corporation’s Information Security Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our Information Security Officer has over a decade of experience leading cyber security oversight, and others on our IT security team have cybersecurity experience or certifications. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings on an annual basis and have access to more frequent cybersecurity trainings through online trainings. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings.
We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests, and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Our Internal Audit team conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
The IT Steering Committee and the full Board actively participate in discussions with management regarding cybersecurity risks. The IT Steering Committee performs an annual review of the Corporation’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. The IT Steering Committee’s annual review also includes review of recent enhancements to the Corporation’s defenses and management’s progress on its cybersecurity strategic roadmap. In addition, the Board receives quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and recent threats and how the Corporation is managing those threats. Further, at least annually, the Board receives updates on the Corporation’s Incident Response Plan, which covers, among other things, potential cybersecurity incidents, data privacy and its compliance programs. To aid the Board with its cybersecurity and data privacy oversight responsibilities, the Board periodically hosts experts for presentations on these topics.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For more information about the cybersecurity risks we face, see the risk factor entitled “The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.” in Item 1A- Risk Factors.
Item 2. Properties
The Corporation is headquartered in Malvern, Pennsylvania and has six full-service branches. Its main branch, in Paoli, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. In addition to our deposit taking branches, there are currently 18 other offices, including headquarters for Corporate and Operations, the Wealth Division and the Mortgage Division. Other than our corporate and operations headquarters, all of our offices are leased. The Bank had a net book value of $10.8 million for all locations at December 31, 2023.
Branch locations:
•Wayne Branch – 220 W Lancaster Avenue, Wayne, PA 19087
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
•Operations Headquarters – 367 Eagleview Boulevard, Exton, PA 19341
•Meridian Wealth Office – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
•SBA Lending Group Office -1760 Market Street, Philadelphia, PA 19103
•Commercial Loan Office – 24860 S. Tamiami Trail, Suite 3, Bonita Springs, FL 34134
•Commercial Loan Office / Mortgage Loan Production Office – 8894 Stanford Boulevard, #203, Columbia, MD 21045
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
•Mortgage Loan Production Office – 1221 College Park Drive, Suite 118, Dover, DE 19904
•Mortgage Loan Production Office – 110 West Road, Towson, MD 21204
•Mortgage Loan Production Office – 9515 Deereco Road, Timonium, MD 21093
•Mortgage Loan Production Office – 4940 Campbell Blvd., Baltimore, MD 21236

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock trade on the NASDAQ Global Select Market under the symbol "MRBK". All share and per share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023. As of March 11, 2024, there were approximately 1,602 registered shareholders of the Corporation's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Share Repurchases
We did not repurchase any shares of the Corporation during the fourth quarter of 2023. On August 30, 2021, the Corporation announced a stock repurchase plan pursuant to which the Corporation may repurchase up to $20 million of the company’s outstanding common stock, par value $1.00 per share. Stock is purchased under the plan from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements. On April 22, 2023, the stock repurchase plan expired. The total amount of stock repurchased under the plan was $19.6 million in total.
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

Dividend amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023. During 2023, and 2022, the Board of Directors paid cash dividends as follows:

Date Declared	Date of Record	Date Paid	Quarterly Dividend $	Special Dividend $
January 27, 2022	February 14, 2022	February 21, 2022	$—	$0.50
April 28, 2022	May 16, 2022	May 23, 2022	$0.10	$—
July 28, 2022	August 15, 2022	August 22, 2022	$0.10	$—
October 27, 2022	November 14, 2022	November 21, 2022	$0.10	$—
January 26, 2023	February 14, 2023	February 21, 2023	$0.125	$—
April 27, 2023	May 15, 2023	May 22, 2023	$0.125	$—
July 27, 2023	August 14, 2023	August 21 2023	$0.125	$—
October 26, 2023	November 13, 2023	November 20, 2023	$0.125	$—

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in understanding the financial condition and results of operations of Meridian as of and for the year ended December 31, 2023. The information contained in this section should be read together with the December 31, 2023 audited Consolidated Financial Statements and the accompanying Notes included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022.
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
Total balance sheet liquidity, which is derived from cash and investments, as well as salable commercial loans and residential mortgage loans held for sale, was $273.4 million at December 31, 2023. Meridian maintains a high-quality investment bond portfolio comprised of U.S Treasuries, government agencies, government agency mortgage-backed securities, and general obligation municipal securities with an average duration of 4.2 years. Meridian’s investment portfolio represented 8.2% of total assets at December 31, 2023.
Meridian also maintains borrowing arrangements with various correspondent banks to meet short-term liquidity needs and has access to approximately $987 million in liquidity from numerous sources including its borrowing capacity with the FHLB and other financial institutions, as well as funding through the CDARS program or through brokered CD arrangements. In addition, the Bank is eligible to receive funds under the Bank Term Funding Program. Management believes that the above sources of liquidity provide Meridian with the necessary resources to meet its short-term and long-term funding requirements.
Critical Accounting Policies and Estimates
Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified the provision and allowance for credit losses as the accounting policy that, due to the estimates, assumptions and judgements inherent in that policy, is critical in understanding our financial statements. Management has presented the application of this policy to the audit committee of our board of directors.
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
The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 - Summary of Significant Accounting Policies, to the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2023 and 2022.

Provision and allowance for credit losses
Beginning on January 1, 2023, we adopted ASC 326, which replaced the former incurred loss methodology with an expected credit loss methodology that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of an asset. The ACL is a valuation reserve established and maintained by charges against operating income. It is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions.
Management’s evaluation process used to determine the appropriateness of the ACL is complex and requires the use of estimates, assumptions and judgments which are inherently subject to high uncertainty. The evaluation process combines several factors: historical loan loss experience, managements ongoing review of lending policies and practices, experience and depth of staff, quality of the loan grading system, the fair value of underlying collateral, concentration of loans to specific borrowers or industries, existing economic conditions and forecasts, segment specific risks and other quantitative and qualitative factors which could affect future credit losses. Our reasonable and supportable forecast is for a period of four quarters. For periods beyond our one-year forecast, we revert to historical loss rates over one quarter. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans and the appropriateness of the ACL could change significantly. It is challenging to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.
Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of December 31, 2023 compared to December 31, 2022 and the results of operations for the year ended December 31, 2023 compared to the same periods in 2022. More detailed information related to these highlights can be found in the sections that follow.
Changes in Financial Condition
•Total assets increased $184.0 million, or 8.9%, to $2.2 billion as of December 31, 2023.
•Portfolio loans, increased $152.9 million, or 8.8%, to $1.9 billion as of December 31, 2023,

Results of Operations
•Consolidated net income decreased $8.6 million, or 39.3%, driven by a lower level of non-interest revenue from mortgage banking activity, and a decline in net interest income after provision for credit losses, due to increased interest expense on deposits and an increase in the provision for credit losses.
•The return on average assets and return on average equity was 0.61% and 8.53%, respectively, for the year ended December 31, 2023, compared to 1.18% and 13.87%, respectively, for the year ended December 31, 2022.
•Provision for credit losses increased $4.3 million, or 173.9%, due to an increase in specific reserves on a commercial loan relationship and small business loans, combined with provisioning for loan growth and charge-offs.
Key Performance Ratios

The following table presents key financial performance ratios for the periods indicated:	Year Ended December 31,
	2023	2022
Return on average assets	0.61%	1.18%
Return on average equity	8.53%	13.87%
Net interest margin (tax effected yield)	3.35%	3.98%
Basic earnings per share	$1.19	$1.85
Diluted earnings per share	$1.16	$1.79
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	December 31, 2023	December 31, 2022
Book value per common share	$14.13	$13.37
Tangible book value per common share (1)	$13.78	$13.01
Allowance as a percentage of loans and leases held for investment	1.17%	1.08%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value) (1)	1.17%	1.09%
Tier I capital to risk weighted assets	7.9%	8.8%
Tangible common equity to tangible assets ratio (1)	6.9%	8.1%
Loans and other finance receivables, net of fees and costs	$1,895,806	$1,743,682
Total assets	$2,246,193	$2,062,228
Total stockholders’ equity	$158,022	$153,280

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s income. The tables below present a summary for the years ended December 31, 2023 and 2022, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Year Ended December 31,
(dollars in thousands)	2023			2022
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$24,218	$1,259	5.20%	$21,045	$279	1.33%
Federal funds sold	136	7	5.15	1,160	7	0.60
Investment securities - taxable	112,045	3,873	3.46	106,246	2,420	2.28
Investment securities - tax exempt (1)	59,147	1,669	2.82	63,425	1,691	2.67
Loans held for sale	23,202	1,480	6.38	44,238	1,872	4.23
Loans held for investment (1)	1,850,088	128,609	6.95	1,535,943	82,764	5.39
Total loans	1,873,290	130,089	6.94	1,580,181	84,636	5.36
Total interest-earning assets	2,068,836	136,897	6.62%	1,772,057	89,033	5.02%
Noninterest earning assets	95,979			76,983
Total assets	$2,164,815			$1,849,040
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$187,404	$6,659	3.55%	$237,554	$2,570	1.08%
Money market and savings deposits	692,933	23,987	3.46	703,561	7,854	1.12
Time deposits	636,843	27,173	4.27	354,822	4,972	1.40
Total deposits	1,517,180	57,819	3.81	1,295,937	15,396	1.19
Borrowings	145,545	7,266	4.99	27,637	830	3.00
Subordinated debentures	43,035	2,562	5.95	40,560	2,366	5.83
Total interest-bearing liabilities	1,705,760	67,647	3.97	1,364,134	18,592	1.36
Noninterest-bearing deposits	267,402			296,563
Other noninterest-bearing liabilities	36,421			30,929
Total liabilities	2,009,583			1,691,626
Total stockholders' equity	155,232			157,414
Total stockholders' equity and liabilities	$2,164,815			$1,849,040
Net interest income and spread (1)		$69,250	2.65		$70,441	3.66
Net interest margin (1)			3.35%			3.98%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the year ended December 31, 2023 as compared to the year ended December 31, 2022, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2023 Compared to 2022
(dollars in thousands)	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$932	$45	$977
Federal funds sold	11	(8)	3
Investment securities - taxable	1,314	139	1,453
Investment securities - tax exempt (1)	97	(118)	(22)
Loans held for sale	717	(1,109)	(392)
Loans held for investment (1)	26,887	18,958	45,845
Total loans	27,604	17,849	45,453
Total interest income	$29,958	$17,907	$47,864
Interest expense:
Interest-bearing demand deposits	$4,736	$(647)	$4,089
Money market and savings deposits	16,253	(120)	16,133
Time deposits	15,987	6,214	22,201
Total deposits	36,976	5,447	42,423
Borrowings	865	5,571	6,436
Subordinated debentures	49	147	196
Total interest expense	37,890	11,165	49,055
Interest differential	$(7,932)	$6,742	$(1,190)

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Interest income increased $47.9 million on a tax equivalent basis, year over year, due to a higher yield on earning assets, which increased 160 basis points, in addition to a higher level of average earning assets, which increased by $296.8 million. The average yield on loans held for investment increased 156 basis points and the yield on cash and investments increased 119 basis points in total, reflecting the impact on rates caused by the Federal Reserve’s monetary policy. Average total loans held for investment increased $314.1 million, most notably in commercial real estate and construction, commercial loans and small business loans, which increased $191.5 million on average, combined. Home equity loans and residential real estate loans held in portfolio increased $157.1 million on average, combined. Residential loans for sale decreased $21.0 million on average.

Interest expense increased $49.1 million, year over year, due primarily to market interest rate rises, as well as an increase of $221.2 million in average interest bearing deposits. Interest expense on deposits increased $42.4 million with the cost of interest-bearing deposits increasing 262 basis points to 3.81%. Total cost of deposits increased 227 basis points reflecting a decrease of $29.2 million in average non-interest bearing deposits. Interest expense on borrowings increased $6.4 million as the cost increased 199 basis points, and total average short-term borrowings increased $117.9 million.

Net interest margin decreased 63 basis points to 3.35% for the year ended December 31, 2023 from 3.98% for the year ended December 31, 2022, as the increase in yield on earnings assets was outpaced by the increase in costs of funds, impacted also by the $29.2 million decrease in average non-interest bearing deposits.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $6.8 million for the year ended December 31, 2023, compared to a $2.5 million provision for the year ended December 31, 2022. The provision for credit losses for the year ended December 31, 2023 was calculated under the current expected credit losses method, while the provision for the year ended December 31, 2022 was calculated under the incurred loss model, which impacts comparability. The overall provision for credit losses for 2023 is comprised of provisioning for funded loans as well as unfunded loan commitments. The increase in provision for funded loans was due to a $4.7 million increase in specific reserves on new, mainly small business loans, and existing non-accrual loans combined with provisioning for loan growth and charge-offs. $2.3 million of the increase in specific reserves related to a commercial loan relationship for which new information became available related to the value of the underlying collateral, and an estimate of disposition costs. This increase was partially offset by the impact of favorable changes in certain portfolio baseline loss rates and some macroeconomic factors underlying the funded loss model. The provision for unfunded loan commitments decreased $419 thousand during the year due to the impact of favorable changes in certain portfolio baseline loss rates and some macroeconomic factors underlying the unfunded loss model.

NON-INTEREST INCOME
The following table presents the components of non-interest income for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Mortgage banking income	$16,537	$25,325	$(8,788)	(34.7)%
Wealth management income	4,928	4,733	195	4.1%
SBA loan income	4,485	4,467	18	0.4%
Earnings on investment in life insurance	789	553	236	42.7%
Net change in the fair value of derivative instruments	91	(703)	794	(112.9)%
Net change in the fair value of loans held-for-sale	32	(844)	876	(103.8)%
Net change in the fair value of loans held-for-investment	132	(2,408)	2,540	(105.5)%
Net gain on hedging activity	28	5,439	(5,411)	(99.5)%
Net loss on sale of investment securities available-for-sale	(58)	—	(58)	(100.0)%
Other	5,001	5,162	(161)	(3.1)%
Total non-interest income	$31,965	$41,724	$(9,759)	(23.4)%
Total non-interest income decreased $9.8 million largely as a result of lower mortgage banking revenue. Mortgage banking income was down $8.8 million, due primarily to lower levels of mortgage loan originations as rising interest rates and lack of housing inventory has had a negative impact on mortgage banking activity throughout the year. Compounding the impact of the decline in mortgage banking income were net changes in the fair value of derivative instruments and loans held-for-sale, along with a decline in net gains on hedging activity that decreased $3.7 million, combined, year over year.

SBA loan sale income was relatively unchanged year-over-year, despite an increase of $9.1 million, or 12.0%, in the volume of loans sold in 2023 compared to 2022. The upward movement in interest rates during 2023 had a negative impact on gross margins on the SBA loan sales, which declined to 6.7% for all sales in 2023, compared to 7.4% in 2022.

The net change in the fair value of loans held-for-investment increased $2.5 million to a gain of $132 thousand for the year ended December 31, 2023, compared to a loss of $2.4 million for the comparable prior year, due to the negative impact the rising interest rate environment had on the fair value of the loans in portfolio that are held at fair value.

NON-INTEREST EXPENSE
The following table presents the components of non-interest expense for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$47,377	$54,378	$(7,001)	(12.9)%
Occupancy and equipment	4,842	4,837	5	0.1%
Professional fees	4,312	3,635	677	18.6%
Advertising and promotion	3,730	4,336	(606)	(14.0)%
Data processing and software	6,415	5,451	964	17.7%
FDIC premiums	2,929	1,247	1,682	134.9%
Other	7,520	7,560	(40)	(0.5)%
Total non-interest expense	$77,125	$81,444	$(4,319)	(5.3)%
Total non-interest expense decreased $4.3 million mainly due to a decrease in salaries and employee benefits expense at the mortgage segment, which recognized decreased fixed and variable compensation as the volume of loan originations and sales were both down year-over-year. Partially offsetting this decrease was an increase for the bank and wealth segments salaries & benefits as FTEs were up and a higher level of stock-based compensation expense.
Professional fees increased $677 thousand as we incurred OREO expense during the year to maintain the one property held, non-performing loan and lease workout expenses increased, and we also incurred system conversion fees for a new loan servicing platform for our mortgage segment. Advertising and promotion expense decreased $606 thousand as the result of a decline in mortgage related advertising expense and other promotional expense. Data processing and software expense increased $964 thousand as Meridian continued with the strategy to invest in technology that focuses on improving back-office efficiencies through automation and workflow processes. Data processing expense was up over the prior year due to an increase in customer account transaction volume.

INCOME TAX EXPENSE
The following table presents income tax expense and related metrics for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Income before income taxes	$16,967	$27,920	$(10,953)	(39.2)%
Income tax expense	$3,724	$6,091	$(2,367)	(38.9)%
Effective tax rate	21.95%	21.81%	0.14%	0.6%
While income tax expense decreased primarily due to the decrease in income before income taxes, the effective tax rate increased slightly due to the impact of additional nondeductible stock based compensation in 2023, partially offset by an increase in tax-free bank owned life insurance income.
The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

Balance Sheet Summary
Assets
As of December 31, 2023, total assets were $2.2 billion which increased $184.0 million, or 8.9%, from December 31, 2022. This growth in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following section.

Loans
Our loan portfolio is the largest category of our interest-earning assets. As of December 31, 2023 and 2022, our total loans and leases amounted to $1.9 billion, and $1.8 billion, respectively. Our loan portfolio is comprised of loans originated to be held in portfolio, as well as residential mortgage loans originated for sale. Meridian engages in the origination of residential mortgages, most typically for 1-4 family dwellings, with the intention of the Corporation to principally sell substantially all of these loans in the secondary market to qualified investors. Our loans held in portfolio are originated by our commercial and consumer loan divisions. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses. We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.
The following table presents our loan and lease portfolio at the dates indicated:

(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Mortgage loans held for sale	$24,816	$22,243	$2,573	11.6%
Real estate loans:
Commercial mortgage	737,863	565,400	172,463	30.5%
Home equity lines and loans	76,287	59,399	16,888	28.4%
Residential mortgage	260,604	221,837	38,767	17.5%
Construction	246,440	271,955	(25,515)	(9.4)%
Total real estate loans	1,321,194	1,118,591	202,603	18.1%

Commercial and industrial	302,891	341,378	(38,487)	(11.3)%
Small business loans	142,342	136,155	6,187	4.5%
Consumer	389	488	(99)	(20.3)%
Leases, net	121,632	138,986	(17,354)	(12.5)%
Total portfolio loans and leases	$1,888,448	$1,735,598	$152,850	8.8%
Total loans and leases	$1,913,264	$1,757,841	$155,423	8.8%
Portfolio loans increased $152.9 million, or 8.8% to $1.9 billion as of December 31, 2023, from $1.7 billion as of December 31, 2022.

The following table shows the amounts of loans outstanding as of December 31, 2023 which, based on remaining scheduled repayments of principal, are due in the periods indicated:

(dollars in thousands)	12 months or Less	1 - 5 years	5 - 15 years	After 15 years	Total
Commercial mortgage	$39,903	$205,960	$484,840	$7,160	$737,863
Home equity lines and loans	1,467	3,779	66,441	4,600	76,287
Residential mortgage	—	1,251	1,605	257,748	260,604
Construction	129,116	62,500	54,824	—	246,440
Commercial and industrial	31,171	138,982	25,612	107,126	302,891
Small business loans	—	8,775	85,314	48,253	142,342
Consumer	26	100	240	23	389
Leases, net	1,219	116,184	4,229	—	121,632
Total	$202,902	$537,531	$723,105	$424,910	$1,888,448
The amounts have been classified according to sensitivity to changes in interest rates for amounts due after one year, as of December 31, 2023. Variance rate loans are those loans with floating or adjustable interest rates.

(dollars in thousands)	Fixed Rate	Variable Rate	Total
Commercial mortgage	$143,798	$594,065	$737,863
Home equity lines and loans	5,656	70,631	76,287
Residential mortgage	53,271	207,333	260,604
Construction	23,394	223,046	246,440
Commercial and industrial	54,429	248,462	302,891
Small business loans	2,977	139,365	142,342
Consumer	340	49	389
Leases, net	121,632	—	121,632
Total	$405,497	$1,482,951	$1,888,448
Commercial real estate loans. Our commercial real estate loans are secured by real estate that is both owner-occupied and investor owned. Owner-occupied commercial real estate loans generally involve less risk than an investment property and are distinctly reported from non-owner occupied commercial real estate loans for measuring loan concentrations for regulatory purposes. Our owner-occupied commercial real estate loans are originated and managed within our commercial loan department and comprised 33.8% of our total commercial real estate loan portfolio at December 31, 2023. The remaining commercial real estate loans are managed by our commercial real estate department which offer the following commercial real estate products:
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
•Meridian considers a limited number of strictly land development oriented loans based upon the risk, merit of the future project and strength of the borrower/guarantor relationship
Our commercial real estate loans increased by $172.5 million, or 30.5%, to $737.9 million at December 31, 2023 from $565.4 million at December 31, 2022. Our total commercial real estate loan portfolio represented 38.6% and 32.2% of our total loan portfolio at December 31, 2023 and 2022, respectively. Construction loans decreased $25.5 million, or 9.4%, to $246.4 million at December 31, 2023 from $272.0 million at December 31, 2022. Construction loans represented 12.9% and 15.5% of our total loan portfolio at December 31, 2023 and 2022, respectively.
Commercial and Industrial Loans
We provide a variety of variable and fixed rate commercial business loans and lines of credit. These loans and lines of credit are made to small and medium-sized manufacturers and wholesale, retail and service-related businesses. Additionally, we lend to companies in the technology, healthcare, real estate and financial service industries. Commercial business loans generally include lines of credit and term loans with a maturity of five years or less. The primary source of repayment for commercial business loans is generally operating cash flows of the business and may also include collateralization of inventory, accounts receivable, equipment and/or personal guarantees. Our commercial and industrial loans decreased $38.5 million, or 11.3%, to $302.9 million at December 31, 2023 from

$341.4 million at December 31, 2022. Commercial and industrial loans overall represented 15.8% and 19.4% of our total loan portfolio at December 31, 2023 and 2022, respectively.
Small Business Loans
We provide financing to small businesses in various industries that include guarantees under the Small Business Administration’s (SBA’s) loan programs. Our small business loans increased by $6.2 million, or 4.5%, to $142.3 million at December 31, 2023 from $136.2 million at December 31, 2022. During 2023 we sold $85.0 million in SBA loans, an increase of $9.1 million, or 12.0%, from $75.9 million in SBA loans sold in 2022. The small business loans portfolio represented 7.4% and 7.7% of our total loan portfolio at December 31, 2023 and 2022, respectively.
Consumer and Personal Loans
Our consumer-lending department principally originates residential mortgage and home equity based products for our clients and prospects. These loans typically fund completely at closing. Additional products include smaller dollar personal loans and our student loan refinance product, designed to provide additional flexibility in repayment terms desired in the marketplace. Home equity lines and loans increased $16.9 million, or 28.4%, to $76.3 million at December 31, 2023 from $59.4 million at December 31, 2022, while residential mortgage loans increased by $38.8 million, or 17.5%, to $260.6 million at December 31, 2023 from $221.8 million at December 31, 2022. Overall the total consumer loan portfolio represented 17.6% and 16.0% of our total loan portfolio at December 31, 2023 and 2022, respectively.
Leases, net
Meridian Equipment Finance specializes in small ticket equipment leases for small and mid-sized businesses nationally and through a broad range of industries. The Bank’s credit risk generally results from the potential default of borrowers which may be driven by customer specific or broader industry related conditions. Leases decreased $17.4 million, or 12.5%, to $121.6 million at December 31, 2023 from $139.0 million at December 31, 2022.

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
As of December 31, 2023 our available-for-sale investment portfolio had a fair value of $146.0 million, with an effective tax equivalent yield of 3.15% and an estimated duration of approximately 4.2 years. The largest category of this investment portfolio, or 28.9%, consists of municipal securities, along with 24.8% in U.S. agency securities, and 20.8% in U.S. Treasury securities. The remainder of our available-for-sale securities portfolio is invested in other securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Not included in the tables below are equity investments that had fair values of $2.1 million as of December 31, 2023 and 2022. As of December 31, 2023 we also had a held-to-maturity investment portfolio with amortized cost of $35.8 million.
The following table presents the amortized cost and fair value of securities at the dates indicated:

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for Credit Losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$17,012	$25	$(213)	$—	$16,824	11
U.S. government agency MBS	22,750	364	(480)	—	22,634	14
U.S. government agency CMO	21,850	—	(2,277)	—	19,573	30
State and municipal securities	40,093	—	(3,877)	—	36,216	31
U.S. Treasuries	32,982	—	(2,560)	—	30,422	25
Non-U.S. government agency CMO	13,605	102	(552)	—	13,155	9
Corporate bonds	8,200	—	(1,005)	—	7,195	13
Total securities available-for-sale	$156,492	$491	$(10,964)	$—	$146,019	133

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for Credit Losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$35,781	$52	$(3,103)	$—	$32,730	21
Total securities held-to-maturity	$35,781	$52	$(3,103)	$—	$32,730	21

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$15,581	$14	$(314)	$15,281	12
U.S. government agency MBS	12,272	5	(538)	11,739	12
U.S. government agency CMO	25,520	40	(2,242)	23,318	29
State and municipal securities	44,700	—	(5,862)	38,838	34
U.S. Treasuries	32,980	—	(3,457)	29,523	25
Non-U.S. government agency CMO	9,722	—	(633)	9,089	11
Corporate bonds	8,201	—	(643)	7,558	12
Total securities available-for-sale	$148,976	$59	$(13,689)	$135,346	135

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$37,479	$—	$(4,394)	$33,085	25
Total securities held-to-maturity	$37,479	$—	$(4,394)	$33,085	25

Asset Quality Summary
The ratio of non-performing assets to total assets increased to 1.58% as of December 31, 2023, from 1.11% as of December 31, 2022. There was $1.7 million in other real estate property included in non-performing assets as of December 31, 2023 and 2022, related to a well secured residential property. Total non-performing loans were $33.8 million and $21.2 million as of December 31, 2023 and December 31, 2022, respectively. The increase in non-performing loans over the period was due to increases in non-performing small business loans, commercial loans, residential real estate loans and construction loans of $5.0 million, $2.9 million, $2.5 million, and $1.2 million, respectively.

Meridian realized net charge-offs of $5.6 million, or 0.30%, of total average loans for the year ended December 31, 2023, compared to net charge-offs of $2.4 million, or 0.15%, of total average loans for the year ended December 31, 2022. A majority of charge-offs for the year ended December 31, 2023 were from equipment leases, $4.0 million, and $1.5 million were from small business loans. The ratio of allowance for credit losses to total loans held for investment, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Appendix), was 1.17% as of December 31, 2023 compared to 1.09% as of December 31, 2022.

As of December 31, 2023 there were specific reserves of $6.5 million against individually evaluated loans, an increase from $2.2 million as of December 31, 2022. The drivers of the increase related to a $2.3 million increase in a commercial loan relationship specific reserve for which new information became available related to the value of the underlying collateral, combined with the net impact of establishing $2.3 million in specific reserves on SBA loan relationships classified as non-performing, netted with the charge-off an SBA loan.
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
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$—	$140
Home equity lines and loans	1,037	1,097
Residential mortgage	4,536	2,085
Construction	1,206	—
Total real estate loans	6,779	3,322

Commercial and industrial	15,413	12,547
Small business loans	9,440	4,465
Leases	2,131	902
Total nonaccrual loans	33,763	21,236
Other real estate owned	1,703	1,703
Total non-performing assets	$35,466	$22,939

Asset quality ratios:
Non-performing assets to total assets	1.58%	1.11%
Non-performing loans to:
Total loans and leases	1.76%	1.20%
Total loans held-for-investment	1.78%	1.22%
Total loans held-for-investment (excluding loans at fair value) (1)	1.79%	1.23%
Allowance for credit losses to: (2)
Total loans and leases	1.15%	1.07%
Total loans held-for-investment	1.17%	1.08%
Total loans held-for-investment (excluding loans at fair value) (1)	1.17%	1.09%
Non-performing loans	65.48%	88.66%

Total loans and leases	$1,920,622	$1,765,925
Total loans and leases held-for-investment	$1,895,806	$1,743,682
Total loans and leases held-for-investment (excluding loans at fair value)	$1,882,080	$1,729,180
Allowance for credit losses (2)	$22,107	$18,828

(1) The allowance for credit losses to total loans held-for-investment (excluding loans at fair value) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.
(2) The allowance for credit losses for the year ended December 31, 2023 was calculated under the current expected credit loss model, while the allowance for the year ended December 21, 2022 was calculated under the incurred loss model.

Allowance for Credit Losses
The following is a summary of the allocation of the allowance for credit losses by loan category for the periods presented.

(dollars in thousands)	December 31, 2023	% of Loan Type to Total Loans	December 31, 2022	% of Loan Type to Total Loans
Commercial mortgage	$4,375	39%	$4,095	33%
Home equity lines and loans	998	4%	188	3%
Residential mortgage	1,020	14%	948	13%
Construction	485	13%	3,075	16%
Commercial and industrial	4,518	16%	4,012	19%
Small business loans	7,005	8%	4,909	8%
Consumer	—	—%	3	—%
Leases	3,706	6%	1,598	8%
Total	$22,107	100%	$18,828	100%
(1) The allowance for credit losses for the year ended December 31, 2023 was calculated under the current expected credit loss model, while the allowance for the year ended December 21, 2022 was calculated under the incurred loss model.

The following table provides information on net (charge-offs) and recoveries by loan category for the years ended:

	December 31, 2023	December 31, 2022
Home equity lines and loans	$(82)	$31
Residential mortgage	—	2
Commercial and industrial	(209)	97
Small business loans	(1,483)	—
Consumer	2	4
Leases	(3,779)	(2,552)
Total Net Charge-offs	$(5,551)	$(2,418)

Deposits
The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Noninterest-bearing deposits	$239,289	$301,727	$(62,438)	(20.7)%
Interest-bearing deposits:
Interest-bearing demand deposits	150,898	219,838	(68,940)	(31.4)%
Money market and savings deposits	747,803	697,564	50,239	7.2%
Time deposits	685,472	493,350	192,122	38.9%
Total interest-bearing deposits	1,584,173	1,410,752	173,421	12.3%
Total deposits	$1,823,462	$1,712,479	$110,983	6.5%
Total deposits were $1.8 billion as of December 31, 2023, up $111.0 million, or 6.5%, from December 31, 2022. Non-interest bearing deposits decreased $62.4 million, or 20.7%, from December 31, 2022. Interest-bearing demand deposits decreased $68.9 million, or 31.4%, from December 31, 2022, while money market accounts/savings accounts increased $50.2 million, or 7.2%, from December 31, 2022. Certificates of deposits increased $192.1 million, or 38.9%, from December 31, 2022, as lower levels of core deposits, combined with continued loan growth year over year, led to the need to obtain more wholesale funding. Included in time deposits as of December 31, 2023, and December 31, 2022, are $429.9 million and $375.3 million of brokered deposits, respectively, which comprise 23.8% and 21.9% of total deposits as of these dates.
Time deposits of $250 thousand or more had remaining maturities as follows:

	Year Ended December 31, 2023
(Dollars in thousands)	Amount	%
3 months or less	$101,332	22.1%
Over 3 months through 6 months	73,971	16.1%
Over 6 months through 12 months	158,321	34.5%
Over 12 months	125,164	27.3%
Total	$458,788	100.0%

Equity
Consolidated stockholders’ equity of the Corporation was $158.0 million, or 7.0% of total assets as of December 31, 2023 as compared to $153.3 million, or 7.4% of total assets as of December 31, 2022. The increase in stockholders’ equity is the result of year-to-date net income of $13.2 million, and comprehensive income of $2.1 million, partially offset by dividends paid of $5.6 million, common stock repurchases of $4.3 million, and $1.0 million in stock-based compensation and stock options exercised. On February 28, 2023, the Corporation approved and declared a two-for-one stock split in the form of a 100% stock dividend, payable March 20, 2023, to shareholders of record as of March 14, 2023. Under the terms of the stock split, the Corporation’s shareholders received a dividend of one share for every share held on the record date. The par value of the Corporation's stock was not affected by the split and remained at $1.00 per share. All share and per share amounts reported in the consolidated financial statements have been adjusted to reflect the two-for-one stock split effective February 28, 2023.

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

The tables below provides the non-GAAP reconciliation for the Corporation’s pre-tax, pre-provision income.

	Year Ended
(dollars in thousands)	December 31, 2023	December 31, 2022
Income before income tax expense	$16,967	$27,920
Provision for credit losses	6,815	2,488
Pre-tax, pre-provision income	$23,782	$30,408

	Year Ended
(dollars in thousands)	December 31, 2023	December 31, 2022
Bank	$27,751	$31,004
Wealth	1,240	2,030
Mortgage	(5,209)	(2,626)
Pre-tax, pre-provision income	$23,782	$30,408

The table below provides the non-GAAP reconciliation for the Corporation’s tangible common equity ratio and tangible book value per common share.

(dollars in thousands)	December 31, 2023	December 31, 2022
Total stockholders' equity (GAAP)	$158,022	$153,280
Less: Goodwill and intangible assets	3,870	4,074
Tangible common equity (non-GAAP)	154,152	149,206

Total assets (GAAP)	2,246,193	2,062,228
Less: Goodwill and intangible assets	3,870	4,074
Tangible assets (non-GAAP)	$2,242,323	$2,058,154

Stockholders' equity to total assets (GAAP)	7.04%	7.43%
Tangible common equity to tangible assets (non-GAAP)	6.87%	7.25%

Shares outstanding	11,183	11,466

Book value per share (GAAP)	$14.13	$13.37
Tangible book value per share (non-GAAP)	$13.78	$13.01
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at December 31, 2023. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	December 31, 2023	December 31, 2022
Allowance for credit losses (GAAP)	$22,107	$18,828

Loans, net of fees and costs (GAAP)	1,895,806	1,743,682
Less: Loans fair valued	(13,726)	(14,502)
Loans, net of fees and costs, excluding loans at fair value (non-GAAP)	$1,882,080	$1,729,180

Allowance for credit losses to loans, net of fees and costs (GAAP)	1.17%	1.08%
Allowance for credit losses to loans, net of fees and costs, excluding loans at fair value (non-GAAP)	1.17%	1.09%

Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a segment of commercial loan assets that are comprised of SNCs, which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $273.4 million at December 31, 2023, compared to $264.4 million at December 31, 2022, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.
In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the FRB to meet short-term liquidity needs. Through its relationship at the FRB, Meridian had available credit of approximately $7.8 million at December 31, 2023. At December 31, 2023, Meridian had $33.0 million in borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of December 31, 2023, Meridian’s maximum borrowing capacity with the FHLB was $626.8 million. At December 31, 2023, Meridian had borrowed $141.9 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $104.3 million against its available credit lines. At December 31, 2023, Meridian also had available $49.0 million of unsecured federal funds lines of credit with other financial institutions as well as $146.1 million of available short or long term funding through the CDARS program and $356.0 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Loan Commitments
At December 31, 2023, Meridian had $528.7 million in unfunded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250 thousand scheduled to mature in one year or less from December 31, 2023 totaled $333.6 million. Management believes that the majority of such deposits will be reinvested with Meridian and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2023, Meridian had a reserve for unfunded loan commitments of $1.0 million.

Capital Resources
Meridian meets the definition of “well capitalized” for regulatory purposes on December 31, 2023. Our capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of Meridian’s overall financial condition or prospects.
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
Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8 and 10%. The Bank adopted this framework in 2020. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Bank’s CBLR was 9.46% and 9.95% as of December 31, 2023 and 2022, respectively, but reports all ratios for comparative purposes.
Tables presenting the Bank’s capital amounts and ratios as of December 31, 2023 and 2022 are included in Note 17 - Regulatory Matters.

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
Our board of directors has established a Board Risk Committee that, among other duties, sets broad ALM policy and directives for asset/liability management, as well as establishes review and control procedures to ensure adherence to this policy. The board of directors has delegated authority for the development and implementation of all asset and liability management policies, procedures, and strategies to the ALCO. ALCO is comprised of various members of senior management responsible for interpreting the longer range objectives established by the board of directors. As such, ALCO sets basic direction for the Corporation’s sources and uses of funds, establishes numerical ranges for primary and secondary objectives, monitors risk and the delivery of services, establishes subs to manage specific ALM activities, and monitors the counterparties engaged in ALM activities. Our ALM policy is reviewed by ALCO and the board of directors at least annually, which includes an evaluation of the ALM policy limits and guidelines in light of our risk profile, business strategies, regulatory guidelines and overall market conditions.
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
Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of December 31, 2023 and 2022 are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.
Rate Ramp:

Changes in Market Interest Rates	December 31, 2023	December 31, 2022
+300 basis points over next 12 months	0.01%	(0.56)%
+200 basis points over next 12 months	0.19%	(0.27)%
+100 basis points over next 12 months	0.15%	(0.06)%
No Change
-100 basis points over next 12 months	(1.37)%	(1.06)%
-200 basis points over next 12 months	(2.28)%	(2.04)%
-300 basis points over next 12 months	(3.07)%	NA
NA - Downward 300 basis point scenario not considered necessary for period ended December 31, 2022
The above interest rate simulation suggests that the Corporation’s balance sheet is narrowly asset sensitive as of December 31, 2023. In its current position, the table indicates that a 100-300 basis point increase in interest rates would have a modestly positive impact from rising rates on net interest income over the next 12 months and a more negative impact in a falling rate scenario. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines.
Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of December 31, 2023 and 2022, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. We would note that starting in the first quarter of 2022 that our simulations in a downward parallel shift of the yield curve, interest and discount rates at the short-end of the yield curve are allowed to decline below 0%. Management has and continues to employ strategies to mitigate risk in these scenarios. Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

Changes in Market Interest Rates	December 31, 2023	December 31, 2022
+300 basis points over next 12 months	(7)%	2%
+200 basis points over next 12 months	(3)%	3%
+100 basis points over next 12 months	—%	3%
No Change
-100 basis points over next 12 months	(3)%	(8)%
-200 basis points over next 12 months	(13)%	(23)%
-300 basis points over next 12 months	(31)%	NA
NA - Downward 300 basis point scenario not considered necessary for period ended December 31, 2022
This economic value of equity profile at December 31, 2023 suggests that we would experience a negative effect from an increase or decrease in rates, and that the impact would become greater as rates continue to rise due to the duration of our interest-earning assets. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Meridian Corporation and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle
As discussed in Notes 1, 5, and 6 of the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also related to the critical audit matter communicated below.

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

Allowance for Credit Losses

In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2023 as described in Notes 1, 5, and 6 of the consolidated financial statements and the explanatory paragraph above. The Company has identified the ACL as a critical accounting estimate. The ACL includes quantitative and qualitative factors that comprise management's current estimate of expected credit losses, including portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to reasonable and supportable forecasts about future economic conditions, prepayment speeds, and qualitative adjustment factors. The Company disclosed the impact of adoption of this standard on January 1, 2023 with a $2.9 million increase to the allowance for credit losses and a $2.2 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. As of December 31, 2023, the allowance for credit losses attributable to loans held for investment is $22.1 million.

We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes, including segmentation, the reasonable and supportable forecasts about future economic conditions, the quantitative factors, and the qualitative adjustments factors. In addition, we used individuals with specialized skill or knowledge to assist us in auditing the judgments made by management.

The primary procedures we performed to address this critical audit matter included:

Testing the effectiveness of the following controls:

•Management’s initial selection of the model, including modeling methodology, historical loss experience, reasonable and supportable forecasts about future economic conditions, qualitative adjustment factors, and the model validation performed over these selections.
•Management’s review of the completeness and accuracy of internally produced data and the relevance and reliability of the external data used in the determination of the quantitative factors and the qualitative adjustment factors.
•Management’s review of the accuracy of the calculation of the quantitative factors and the qualitative adjustment factors.
•Management’s review of the reasonableness of the judgments applied in the quantitative factors and the qualitative adjustment factors.

Substantively testing management’s process to determine the allowance for credit losses, including:
•Evaluating the appropriateness of the Company’s methodology applied to the adoption of ASC 326.
•Testing the relevance and reliability of the external data utilized and the completeness and accuracy of internally produced data utilized in the determination of the quantitative factors and the qualitative adjustment factors.
•Testing the mathematical accuracy of the calculation of the quantitative factors and qualitative adjustment factors.
•Evaluating the reasonableness of management’s judgments used in the determination of the quantitative factors and the qualitative adjustment factors.
•Utilizing internal specialists to evaluate the appropriateness of valuation methodologies and testing significant judgments used in the model.

/s/ Crowe LLP

We have served as the Company’s auditor since 2020.
Washington, D.C.
March 15, 2024

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except shares and per share data)	December 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$10,067	$11,299
Interest-bearing deposits at other banks	46,630	27,092
Cash and cash equivalents	56,697	38,391
Securities available-for-sale, at fair value (amortized cost of $156,492 and $148,976, respectively)	146,019	135,346
Securities held-to-maturity, at amortized cost (fair value of $32,730 and $33,085, respectively)	35,781	37,479
Equity investments	2,121	2,086
Mortgage loans held for sale	24,816	22,243
Loans and other finance receivables, net of fees and costs	1,895,806	1,743,682
Allowance for credit losses	(22,107)	(18,828)
Loans and other finance receivables, net of the allowance for credit losses	1,873,699	1,724,854
Restricted investment in bank stock	8,072	6,931
Bank premises and equipment, net	13,557	13,349
Bank owned life insurance	28,844	28,055
Accrued interest receivable	9,325	7,363
Other real estate owned	1,703	1,703
Deferred income taxes	4,201	3,936
Servicing assets	11,748	12,346
Goodwill	899	899
Intangible assets	2,971	3,175
Other assets	25,740	24,072
Total assets	$2,246,193	$2,062,228

Liabilities:
Deposits:
Non-interest bearing	$239,289	$301,727
Interest bearing	1,584,173	1,410,752
Total deposits	1,823,462	1,712,479
Borrowings	174,896	122,082
Subordinated debentures	49,836	40,346
Accrued interest payable	10,324	2,389
Other liabilities	29,653	31,652
Total liabilities	2,088,171	1,908,948

Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,186,198 and 13,156,308 shares issued, respectively; and 11,183,015 and 11,465,572 shares outstanding, respectively.	13,186	13,156
Surplus	80,325	79,072
Treasury stock - 2,003,183 and 1,690,736 shares, respectively, at cost	(26,079)	(21,821)
Unearned common stock held by employee stock ownership plan	(1,204)	(1,403)
Retained earnings	101,216	95,815
Accumulated other comprehensive loss	(9,422)	(11,539)
Total stockholders’ equity	158,022	153,280
Total liabilities and stockholders’ equity	$2,246,193	$2,062,228
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except shares and per share data)	2023	2022
Interest income:
Loans and other finance receivables, including fees	$130,081	$84,627
Securities - taxable	3,873	2,420
Securities - tax-exempt	1,369	1,388
Cash and cash equivalents	1,266	286
Total interest income	136,589	88,721
Interest expense:
Deposits	57,819	15,397
Borrowings	9,828	3,196
Total interest expense	67,647	18,593
Net interest income	68,942	70,128
Provision for credit losses	6,815	2,488
Net interest income after provision for credit losses	62,127	67,640
Non-interest income:
Mortgage banking income	16,537	25,325
Wealth management income	4,928	4,733
SBA loan income	4,485	4,467
Earnings on investment in life insurance	789	553
Net change in the fair value of derivative instruments	91	(703)
Net change in the fair value of loans held-for-sale	32	(844)
Net change in the fair value of loans held-for-investment	132	(2,408)
Net gain on hedging activity	28	5,439
Net loss on sale of investment securities available-for-sale	(58)	—
Other	5,001	5,162
Total non-interest income	31,965	41,724
Non-interest expense:
Salaries and employee benefits	47,377	54,378
Occupancy and equipment	4,842	4,837
Professional fees	4,312	3,635
Advertising and promotion	3,730	4,336
Data processing and software	6,415	5,451
FDIC premiums	2,929	1,247
Other	7,520	7,560
Total non-interest expense	77,125	81,444
Income before income taxes	16,967	27,920
Income tax expense	3,724	6,091
Net income	$13,243	$21,829
Basic earnings per common share	$1.19	$1.85
Diluted earnings per common share	$1.16	$1.79
Basic weighted average shares outstanding	11,115	11,792
Diluted weighted average shares outstanding	11,387	12,204
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2023	2022
Net income:	$13,243	$21,829
Other comprehensive income (loss):
Net change in unrealized losses on investment securities available for sale:
Change in fair value of investment securities available for sale, net of tax of $682, and $(3,059), respectively	2,417	(11,285)
Reclassification adjustment for net losses (gains) realized in net income, net of tax effect of $13, and $0, respectively	45	—
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity, net of tax effect of $19, and $(293), respectively	67	(962)
Unrealized investment losses, net of tax effect of $714, and $(3,352), respectively	2,529	(12,247)
Net change in unrealized gains (losses) on interest rate swaps used in cash flow hedges, net of tax effect of $22 and $0, respectively	(412)	—
Total other comprehensive income (loss)	2,117	(12,247)
Total comprehensive income	$15,360	$9,582
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Balance at January 1, 2022	$13,070	$77,128	$(8,860)	$(1,602)	$84,916	$708	$165,360
Net income	—	—	—	—	21,829	—	21,829
Other comprehensive loss	—	—	—	—	—	(12,247)	(12,247)
Dividends declared, $0.90 per share	—	—	—	—	(10,930)	—	(10,930)
Net purchase of treasury stock through publicly announced plans (836,490 shares)	—	—	(12,961)	—	—	—	(12,961)
Common stock issued through share-based awards and exercises (158,042)	43	711	—	—	—	—	754
ESOP shares committed to be released (26,656)	—	228	—	199	—	—	427
Stock based compensation expense	—	1,048	—	—	—	—	1,048
Balance at December 31, 2022	$13,156	$79,072	$(21,821)	$(1,403)	$95,815	$(11,539)	$153,280
Adjustment to initially apply ASU No. 2016-13 for CECL (1), net of tax	—	—	—	—	(2,228)	—	(2,228)
Net income	—	—	—	—	13,243	—	13,243
Other Comprehensive income	—	—	—	—	—	2,117	2,117
Dividends declared, $0.50 per share	—	—	—	—	(5,614)	—	(5,614)
Net purchase of treasury stock through publicly announced plans (312,447 shares)	—	—	(4,258)	—	—	—	(4,258)
Common stock issued through share-based awards and exercises (29,500)	30	279	—	—	—	—	309
ESOP shares committed to be released (26,656)		324		199			523
Stock based compensation expense	—	650	—	—	—	—	650
Balance at December 31, 2023	$13,186	$80,325	$(26,079)	$(1,204)	$101,216	$(9,422)	$158,022
(1) See Note 1 - Summary of Significant Accounting Policies - Pronouncements Adopted in 2023, for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2023	2022
Net income	$13,243	$21,829
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of investment securities	58	—
Net amortization of investment premiums and discounts and change in fair value of equity securities	2,429	1,202
Depreciation and amortization (accretion), net	432	(1,406)
Provision for credit losses	6,815	2,488
Amortization of issuance costs on subordinated debt	87	117
Stock based compensation	1,173	1,475
Net change in fair value of derivative instruments	(91)	703
Net change in fair value of loans held for sale	(32)	844
Net change in fair value of loans held for investment	(132)	2,408
Amortization and net impairment of servicing rights	2,045	2,483
SBA loan income	(4,485)	(4,467)
Proceeds from sale of loans	657,563	1,100,333
Loans originated for sale	(645,365)	(1,016,130)
Mortgage banking income	(16,537)	(25,325)
Increase in accrued interest receivable	(1,962)	(2,354)
Increase in other assets	(2,021)	(823)
Earnings from investment in bank owned life insurance	(789)	(553)
(Increase) decrease in deferred income tax	(234)	1,112
Increase in accrued interest payable	7,935	2,358
Decrease in other liabilities	(1,278)	(1,623)
Net cash provided by operating activities	$18,854	$84,671

Cash flows used in investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	9,652	12,124
Sales	13,514	—
Purchases	(33,211)	(31,496)
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,400	905
Purchases	—	(5,500)
Increase in restricted stock	(1,141)	(1,814)
Net increase in loans	(152,576)	(359,460)
Purchases of premises and equipment	(1,823)	(2,907)
Purchase of bank owned life insurance	—	(5,000)
Net cash used in investing activities	$(164,185)	$(393,148)

Cash flows provided by financing activities:
Net increase in deposits	110,983	266,066
Increase in short-term borrowings	28,077	71,803
Increase in long-term debt	24,737	8,935
Repayment of subordinated debt	(328)	(279)
Proceeds from issuance of subordinated debt	9,740	—

Issuance costs on subordinated debt	(9)	—
Net purchase of treasury stock	(4,258)	(12,961)
Dividends paid	(5,614)	(10,930)
Share based awards and exercises	309	754
Net cash provided by financing activities	$163,637	$323,388

Net change in cash and cash equivalents	18,306	14,911
Cash and cash equivalents at beginning of period	38,391	23,480
Cash and cash equivalents at end of period	$56,697	$38,391

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$59,712	$16,235
Income taxes	3,104	5,365
Transfers from loans held for sale to loans held for investment	351	3,147
Transfers from loans held for investment to loans held for sale	21,800	—
Non-cash transfers from loans receivable to OREO	—	1,703
Transfer of securities from AFS to HTM	—	23,655
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
The Bank was incorporated on March 16, 2004 under the laws of the Commonwealth of Pennsylvania and is a Pennsylvania state-chartered bank. The Bank commenced operations on July 8, 2004 and is a full-service bank providing personal and business lending and deposit services through 6 full-service banking offices in Pennsylvania, 6 mortgage loan production offices throughout the Delaware Valley, and 4 mortgage loan production offices in Maryland, and a lending office in Florida. The Bank and Corporation are headquartered in Malvern, Pennsylvania, located in the western suburbs of Philadelphia.
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
Significant Concentrations of Credit Risk
Most of the Corporation’s activities are with customers located in the Delaware Valley tri-state market and the central Maryland market area. Note 4 discusses the types of securities that the Corporation invests in, and Note 5 discusses types of lending that the Corporation engages in. Although the Corporation has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Corporation does not have any significant concentrations to any one industry or customer, however there is significant concentration of commercial real estate-backed loans, amounting to 39% and 34% of total loans held for investment, as of December 31, 2023 and December 31, 2022, respectively.
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

Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities. Equity securities are carried at fair value, with changes in fair value reported in net income. At December 31, 2023 and 2022, investments in equity securities consisted of an investment in mutual funds with a fair value of $2.1 million, and $2.1 million, respectively.
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
Management performs this analysis on a quarterly basis to review the conditions and risks associated with the individual securities. Credit losses on an impaired security shall continue to be measured using the present value of expected future cash flows. Any impairment not recorded through an allowance for credit loss is included in other comprehensive income (loss), net of the tax effect. We are required to use our judgment in determining impairment in certain circumstances. For additional detail regarding debt securities, see Note 4.
Loans and Other Finance Receivables
Loans and other finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Corporation generally amortizes these amounts over the contractual life of the loan.
Loans that were originated by the Corporation and intended for sale in the secondary market to permanent investors, but were either repurchased or unsalable due to defect, are held for the foreseeable future or until maturity or payoff, are carried at fair value.
Past Due and Nonaccrual Loans
Past due loans and leases are defined as loans and leases contractually past due 30 - 89 days as to principal or interest payments but which remain in accrual status, or loans delinquent 90 days or more but are considered well secured and in the process of collection.
Nonaccruing loans and leases are those on which the accrual of interest has ceased. Loans are placed on nonaccrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and the loan is not well secured and in the process of collection. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed and charged against interest income. A loan that is not past due more than 90 days could be classified as nonaccrual if management comes to the conclusion that we will not be in a position to collect all principal and interest. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Loans are returned to accrual status when it is determined that the borrower has the ability to make all principal and interest payments in accordance with the terms of the loan (i.e. a consistent repayment record, generally six consecutive payments, has been demonstrated).
Unless loans are well-secured and collection is imminent, for loans greater than 90 days past due their respective reserves are generally charged off once the loss has been confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

Allowance for Credit Losses - Loans and Leases
On January 1, 2023, the Corporation adopted ASU 2016-13, Financial Instruments-Credit Losses ("Topic 326"), which replaced the incurred loss impairment model with an expected loss methodology that is referred to as the CECL methodology. Prior to January 1, 2023, the Corporation calculated the Allowance based on a probable incurred credit loss model. The Corporation now establishes an ACL in accordance with Topic 326. The ACL includes quantitative and qualitative factors that comprise management's current estimate of expected credit losses, including portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to reasonable and supportable forecasts about future economic conditions, prepayment speeds, and qualitative adjustment factors.

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
Credit risk on such loans is mitigated through prudent underwriting standards, including evaluation of the creditworthiness of the borrower through credit scores and debt-to-income ratios and, if secured, the collateral value of the assets
Expected credit losses are estimated over the contractual term, adjusted for expected prepayments and recoveries. The contractual term excludes any extensions, renewals and modifications unless the Corporation has reasonable expectations at the reporting date that it will result in a modification, or they are not unconditionally cancellable. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
The allowance includes two primary components: (i) an allowance established on loans which share similar risk characteristics collectively evaluated for credit losses (collective basis) and (ii) an allowance established on loans which do not share similar risk characteristics with any loan segment and are individually evaluated for credit losses (individual basis).
Loans that share similar risk characteristics are collectively reviewed for credit loss and are evaluated based on the Corporation’s historical loss experience and peer loss rate data, adjusted for current economic conditions and future economic forecasts. Estimated losses are determined differently for commercial and consumer loans, and each portfolio segment is further segmented by internally assessed risk ratings.
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
The historical loss rates for commercial loans are estimated by determining the PD and expected LGD. The PD is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based solely on average net loss rates over the same look-back period. The Corporation's current look-back period is 36 quarters which helps to ensure that historical loss rates are adequately considering losses over a full economic cycle.
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
For additional detail regarding the allowance for credit losses and the provision for credit losses, see Note 6.

Mortgage Banking Activities and Mortgage Loans Held for Sale
The Corporation’s mortgage banking division operates 6 offices in the tri-state area of Pennsylvania, Delaware and New Jersey and another 4 offices in Maryland. The mortgage banking division originates conventional mortgages, FHA, VA, USDA, and other state insured mortgages. The loans are generally sold to various investors in the secondary market.
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
Other Real Estate Owned
OREO is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. The Corporation acquires OREO through the wholly owned subsidiary of the Bank, Apex Realty. OREO is recorded at the lower of cost or fair value, or the loan amount net of estimated selling costs, at the date of foreclosure. The cost basis of OREO is its recorded value at the time of acquisition. After acquisition, valuations are periodically performed by management and subsequent changes in the valuation allowance are charged to OREO expense. Revenues, such as rental income, and holding expenses, as applicable, are included in other income and other expenses, respectively. The Corporation had one property of $1.7 million in OREO at December 31, 2023 and December 31, 2022.
Restricted Investment in Bank Stock
Restricted bank stock is principally comprised of stock in the FHLB. Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. As of December 31, 2023, and 2022, the Corporation had an investment of $8.1 million and $6.9 million, respectively, related to the FHLB stock. Also included in restricted stock is secondary stock from a correspondent bank in the amount of $50 thousand as of December 31, 2023 and 2022. All restricted stock is carried at cost.
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
Management believes no impairment charge is necessary related to these bank restricted stocks as of December 31, 2023 or 2022.
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

Lease Liabilities and Right of Use Assets
The Corporation is obligated under non-cancelable operating leases for premises for various retail branch locations and loan production offices. The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation's incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the substantial majority of the Corporation's leases are related to properties of the Bank. The Corporation separately accounts for lease and non-lease components such as property taxes, insurance, and maintenance costs. Operating lease expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. At December 31, 2023, the Corporation's leases have remaining terms of 2 months to 12 years.
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
Employee Benefit Plans
The Corporation has a 401(k) Plan (the Plan) and an ESOP. All employees are eligible to participate in the Plan and ESOP after they have attained the age of 21 and have also completed three months consecutively of service. Employees must participate in the Plan to be eligible for participation in the ESOP. The employees may contribute to the Plan up to the maximum percentage allowable by law of their compensation. The Corporation may make a discretionary matching contribution to the Plan and the ESOP. Full vesting in the Corporation’s contribution to the Plan and ESOP is over a three-year period. The Corporation recorded expense for the Plan and ESOP of $1.0 million and $858 thousand, respectively for the year ended December 31, 2023 and $1.0 million and $1.1 million, respectively for the year ended December 31, 2022. The expense recorded by the Corporation for the ESOP for the year ended December 31, 2023 included a $536 thousand employer contribution, in addition to $523 thousand in stock compensation related expense. The expense recorded by the Corporation for the ESOP for the year ended December 31, 2022 included a $671 thousand employer contribution, in addition to $426 thousand in stock compensation related expense.
During the year ended December 31, 2023, 81,316 shares were purchased by the ESOP, while for the year ended December 31, 2022, 0 shares were purchased by the ESOP. Shares in the ESOP that are committed to be released to employees are treated as outstanding shares in the Corporation’s computation of earnings per share. As of December 31, 2023, 93,296 of these common shares were released to the ESOP leaving 173,264 unallocated shares. There were 610,735 shares in the ESOP as of December 31, 2023. Shares in the ESOP would be impacted by any stock dividends and stock splits in the same manner as all other outstanding common shares of the Corporation.
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
The Corporation follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2023, and 2022, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. The Corporation’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Corporation is no longer subject to examination by federal, state and local taxing authorities for years before January 1, 2020.
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
The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. All stock compensation issued has been adjusted for the two-for-one stock split effective February 28, 2023, as discussed further in Note 13.
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
The components of other comprehensive income (loss) for the years ended December 31, 2023 and 2022 consist of unrealized holding gains and (losses) arising during the year on available-for-sale securities, unrealized gains and (losses) arising during the year on interest rate swaps used in cash flow hedges.
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
The allowance for credit losses for off-balance sheet exposures is included in Other liabilities on the Consolidated Balance Sheets and the provision for credit losses for off-balance sheet exposure is included in the provision for credit losses on the Consolidated Statements of Income for the periods ended December 31, 2023, and in other non-interest expense for periods prior to the adoption of ASU-2016-13 on January 1, 2023. The allowance for credit losses for off-balance sheet exposures was $1.0 million and $173 thousand as of December 31, 2023 and December 31, 2022, respectively.
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
Cash flow hedges are used to mitigate the variability in the cash flows of borrowings, caused by interest rate fluctuations. The changes in the fair value of cash flow hedges are initially reported in other comprehensive income. Amounts are subsequently reclassified from accumulated other comprehensive income to earnings when the hedged transactions occur, specifically within the same line item as the hedged item.
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
Revenue Recognition
The Corporation recognizes all sources of income on the accrual method, with the exception of nonaccrual loans and leases. In addition to lending and related activities, the Corporation offers various services that generate revenue, certain of which are in the scope of FASB ASU 2014-09 (Topic 606), “Revenue for Contracts with Customers” (ASC 606) is recognized within non-interest income and include wealth management fees, and transaction based and fees. Revenue is recognized when the transactions occur or as services as performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable based on a percentage of transaction size. Wealth management income for the years ended December 31, 2023 and 2022 is $4.9 million and $4.7 million. Within other non-interest income is $750 thousand and $1.1 million for the years ended December 31, 2023 and 2022, respectively, which are in the scope of ASC 606. These amounts include wire transfer fees, ATM/debit card commissions, title fee income.
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
Operating Segments
While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. The Corporation has identified three segments: a banking segment, a wealth management segment and a mortgage banking segment, as more fully disclosed in Note 20 - Segments.
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18 - Fair Value Measurements and Disclosures. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.
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

The Corporation applied the modified retrospective method for all financial assets measured at amortized cost and securities AFS. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Corporation recorded a one-time decrease to retained earnings of $2.2 million on January 1, 2023 for the cumulative effect of adopting ASC 326, net of tax. The transition adjustment includes $1.2 million and $974 thousand post-tax impacts for loans, net of fees and costs and unfunded loan commitments, respectively, due to higher expected credit losses compared to the incurred loss methodology primarily driven by small ticket equipment leases and longer duration commercial and consumer real estate loans.
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
Pronouncements Not Effective as of December 31, 2023:
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
FASB ASU 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures”
The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Corporation is currently evaluating the impact on its results of operation, financial position, liquidity, and disclosures.
FAS ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”
The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Early adoption is permitted.The Corporation is currently evaluating the impact on its disclosures.

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

	Year Ended December 31,
(dollars in thousands, except per share data)	2023	2022
Numerator for earnings per share:
Net income available to common stockholders	$13,243	$21,829

Denominators for earnings per share:
Weighted average shares outstanding	11,289	11,992
Average unearned ESOP shares	(174)	(200)
Basic weighted average shares outstanding	11,115	11,792
Dilutive effects of assumed exercises of stock options	144	268
Dilutive effects of SERP shares	128	144
Diluted weighted average shares outstanding	11,387	12,204

Basic earnings per share	$1.19	$1.85
Diluted earnings per share	$1.16	$1.79
Antidilutive shares excluded from computation of average dilutive earnings per share	489	464

(3)    Goodwill and Other Intangibles
The Corporation’s goodwill and intangible assets are detailed below:

(dollars in thousands)	December 31, 2022	Amortization Expense	December 31, 2023	Amortization Period (in years)
Goodwill	$899	$—	$899	Indefinite

Intangible assets - customer relationships	266	—	266	Indefinite
Intangible assets - non competition agreements	2,909	(204)	2,705	20
Total Intangible Assets	$3,175	$(204)	$2,971
Total	$4,074	$(204)	$3,870
Accumulated amortization of intangible assets was $1.6 million and $1.4 million as of December 31, 2023 and 2022, respectively.
In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill and identifiable intangible assets as of December 31, 2023 and determined it was more likely than not that the fair value of the Corporation was more than its carrying amount.
At December 31, 2023, the schedule of future intangible asset amortization is as follows (in thousands):

2024	$204
2025	204
2026	204
2027	204
2028	204
Thereafter	1,685
Total	$2,705

(4)    Securities
The following table presents the amortized cost and fair value of securities at the dates indicated:

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for Credit Losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$17,012	$25	$(213)	$—	$16,824	11
U.S. government agency MBS	22,750	364	(480)	—	22,634	14
U.S. government agency CMO	21,850	—	(2,277)	—	19,573	30
State and municipal securities	40,093	—	(3,877)	—	36,216	31
U.S. Treasuries	32,982	—	(2,560)	—	30,422	25
Non-U.S. government agency CMO	13,605	102	(552)	—	13,155	9
Corporate bonds	8,200	—	(1,005)	—	7,195	13
Total securities available-for-sale	$156,492	$491	$(10,964)	$—	$146,019	133

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for Credit Losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	$35,781	$52	$(3,103)	$—	$32,730	21
Total securities held-to-maturity	$35,781	$52	$(3,103)		$32,730	21

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$15,581	$14	$(314)	$15,281	12
U.S. government agency MBS	12,272	5	(538)	11,739	12
U.S. government agency CMO	25,520	40	(2,242)	23,318	29
State and municipal securities	44,700	—	(5,862)	38,838	34
U.S. Treasuries	32,980	—	(3,457)	29,523	25
Non-U.S. government agency CMO	9,722	—	(633)	9,089	11
Corporate bonds	8,201	—	(643)	7,558	12
Total securities available-for-sale	$148,976	$59	$(13,689)	$135,346	135

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	$37,479	$—	$(4,394)	$33,085	25
Total securities held-to-maturity	$37,479	$—	$(4,394)	$33,085	25
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at December 31, 2023, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.

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
For the year ended December 31, 2023, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$4,981	$(25)	$6,195	$(188)	$11,176	$(213)
U.S. government agency MBS	4,864	(35)	8,170	(445)	13,034	(480)
U.S. government agency CMO	2,687	(36)	16,886	(2,241)	19,573	(2,277)
State and municipal securities	—	—	36,216	(3,877)	36,216	(3,877)
U.S. Treasuries	—	—	30,422	(2,560)	30,422	(2,560)
Non-U.S. government agency CMO	1,127	(4)	6,065	(548)	7,192	(552)
Corporate bonds	907	(93)	6,288	(912)	7,195	(1,005)
Total securities available-for-sale	$14,566	$(193)	$110,242	$(10,771)	$124,808	$(10,964)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,021	$(6)	$29,404	$(3,097)	$30,425	$(3,103)
Total securities held-to-maturity	$1,021	$(6)	$29,404	$(3,097)	$30,425	$(3,103)

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$6,531	$(80)	$4,863	$(234)	$11,394	$(314)
U.S. government agency MBS	6,022	(230)	4,637	(308)	10,659	(538)
U.S. government agency CMO	9,859	(821)	9,549	(1,421)	19,408	(2,242)
State and municipal securities	7,487	(726)	31,351	(5,136)	38,838	(5,862)
U.S. Treasuries	1,902	(97)	27,622	(3,360)	29,524	(3,457)
Non-U.S. government agency CMO	8,423	(464)	666	(169)	9,089	(633)
Corporate bonds	5,019	(431)	1,538	(212)	6,557	(643)
Total securities available-for-sale	$45,243	$(2,849)	$80,226	$(10,840)	$125,469	$(13,689)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$10,130	$(364)	$22,543	$(4,030)	$32,673	$(4,394)
Total securities held-to-maturity	$10,130	$(364)	$22,543	$(4,030)	$32,673	$(4,394)
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2023
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	32,982	30,423	3,911	3,797
Due after five years through ten years	16,746	15,208	4,332	3,676
Due after ten years	48,559	45,026	27,538	25,257
Subtotal	98,287	90,657	35,781	32,730
Mortgage-related securities	58,205	55,362	—	—
Total	$156,492	$146,019	$35,781	$32,730
The following table presents the gross gain on sale of investment securities available for sale on the dates indicated:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Proceeds from sale of investment securities	$13,514	$—
Gross loss on sale of available for sale investments	58	—
Pledged Securities
As of December 31, 2023 and December 31, 2022, securities having an amortized cost of $60.1 million and $89.0 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.
(5)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables, net of fees and costs detailed by category at the dates indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
Real estate loans:
Commercial mortgage	$737,863	$565,400
Home equity lines and loans	76,287	59,399
Residential mortgage	260,604	221,837
Construction	246,440	271,955

Total real estate loans	1,321,194	1,118,591
Commercial and industrial	302,891	341,378
Small business loans	142,342	136,155
Consumer	389	488
Leases, net	121,632	138,986
Loans and other finance receivables, net of fees and costs	$1,888,448	$1,735,598

Balances included in loans, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$13,726	$14,502
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,198	16,930
Unearned lease income included in leases, net	(19,210)	(25,715)
Unamortized net deferred loan origination costs	7,358	8,084
Fair Value Option for Residential Mortgage Real Estate Loans
Residential mortgage real estate loans that were originated by the Corporation and intended for sale in the secondary market to permanent investors, but in prior years were either repurchased or unsalable due to defect and that the Corporation has the ability and intent to hold for the foreseeable future or until maturity or payoff are carried at fair value pursuant to the Corporation's election of the fair value option for these loans. The remaining loans, net of fees and costs are stated at their outstanding unpaid principal balances, net of deferred fees or costs since the original intent for these loans was to hold them until payoff or maturity.
Nonaccrual and Past Due Loans, Net of Fees and Costs
The following tables present an aging of the Corporation’s loans, net of fees and costs at the dates indicated:

	December 31, 2023
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans, net of fees and costs	% Delinquent
Commercial mortgage	$571	$—	$571	$737,292	$737,863	$—	$737,863	0.08%
Home equity lines and loans	566	—	566	74,684	75,250	1,037	76,287	2.10
Residential mortgage (1)	1,103	—	1,103	254,965	256,068	4,536	260,604	2.16
Construction	—	—	—	245,234	245,234	1,206	246,440	0.49
Commercial and industrial	—	—	—	287,478	287,478	15,413	302,891	5.09
Small business loans	1,499	—	1,499	131,403	132,902	9,440	142,342	7.69
Consumer	—	—	—	389	389	—	389	—
Leases, net	2,197	—	2,197	117,304	119,501	2,131	121,632	3.56%
Total	$5,936	$—	$5,936	$1,848,749	$1,854,685	$33,763	$1,888,448	2.10%

(1) Includes $13.7 million of loans at fair value of which $12.9 million are current, $0 are 30-89 days past due, and $786 thousand are nonaccrual.

	December 31, 2022
(dollars in thousands)	30-89 days past due	90+ days past due and still accruing	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans, net of fees and costs	% Delinquent
Commercial mortgage	$—	$—	$—	$565,260	$565,260	$140	$565,400	0.02%
Home equity lines and loans	146	—	146	58,156	58,302	1,097	59,399	2.09
Residential mortgage (1)	4,262	—	4,262	215,490	219,752	2,085	221,837	2.86
Construction	1,206	—	1,206	270,749	271,955	—	271,955	0.44
Commercial and industrial	101	—	101	328,730	328,831	12,547	341,378	3.70
Small business loans	939	—	939	130,751	131,690	4,465	136,155	3.97
Consumer	—	—	—	488	488	—	488	—
Leases, net	1,173	—	1,173	136,911	138,084	902	138,986	1.49%
Total	$7,827	$—	$7,827	$1,706,535	$1,714,362	$21,236	$1,735,598	1.67%

(1) Includes $14.5 million of loans at fair value of which $13.8 million are current, $184 thousand are 30-89 days past due and $558 thousand are nonaccrual.

Foreclosed and Repossessed Assets
At December 31, 2023, there were 4 consumer mortgage loans totaling $937 thousand, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) for which formal foreclosure proceedings were in process.
Risks and Uncertainties
We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry. Additionally, most of our lending activity occurs within our primary market areas which are concentrated in southeastern Pennsylvania, Delaware, New Jersey, Maryland, and Florida, as well as other contiguous markets and represents a geographic concentration. Additionally, our loan portfolio is concentrated in commercial loans. Commercial loans are generally viewed as having more inherent risk of default than residential real estate loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
Past Due and Nonaccrual Status
The following table presents the amortized costs basis of loans and leases on nonaccrual status, net of fees and costs as of December 31, 2023. As of this date here were no loans 90 days or more past due and still accruing.

	December 31, 2023
(dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Home equity lines and loans	$1,037	$—	$1,037
Residential mortgage	4,536	—	4,536
Construction	1,206	—	1,206
Commercial and industrial	3,343	12,070	15,413
Small business loans	3,607	5,833	9,440
Leases, net	2,131	—	2,131
Total	$15,860	$17,903	$33,763
Collateral-dependent Loans
The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class of loans and type of collateral identified as of December 31, 2023 under the current expected credit loss model:

	December 31, 2023
(dollars in thousands)	Real Estate	Equipment and Other	Total
Home equity lines and loans	$1,037	$—	$1,037
Residential mortgage	4,536	—	4,536
Construction	1,206	—	1,206
Commercial and industrial	1,890	13,523	15,413
Small business loans	6,320	3,120	9,440
Leases, net	—	2,131	2,131
Total	$14,989	$18,774	$33,763

(6)    Allowance for Credit Losses (the Allowance)
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

Roll-Forward of Allowance by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the year ended December 31, 2023 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2023):

	Year Ended December 31, 2023
(dollars in thousands)	Beginning Balance, prior to adoption of ASU No. 2016-13 for CECL	Adjustment to initially apply ASU No. 2016-13 for CECL	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending Balance
Commercial mortgage	$4,095	$(526)	$—	$—	$806	$4,375
Home equity lines and loans	188	439	(87)	5	453	998
Residential mortgage	948	17	—	—	55	1,020
Construction	3,075	(1,763)	—	—	(827)	485
Commercial and industrial	4,012	(1,023)	(266)	57	1,738	4,518
Small business loans	4,909	1,110	(1,488)	5	2,469	7,005
Consumer	3	(3)	(2)	4	(2)	—
Leases	1,598	3,345	(4,033)	254	2,542	3,706
Total	$18,828	$1,596	$(5,876)	$325	$7,234	$22,107

	Year Ended December 31, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Credit)	Ending Balance
Commercial mortgage	$4,950	$—	$—	$(855)	$4,095
Home equity lines and loans	224	(12)	43	(67)	188
Residential mortgage	283	—	2	663	948
Construction	2,042	—	—	1,033	3,075
Commercial and industrial	6,533	—	97	(2,618)	4,012
Small business loans	3,737	—	—	1,172	4,909
Consumer	3	—	4	(4)	3
Leases	986	(2,616)	64	3,164	1,598
Total	$18,758	$(2,628)	$210	$2,488	$18,828

Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Provision for credit losses - funded	$7,234	$2,488
Recovery of provision for credit losses - unfunded	(419)	—
Total provision for credit losses	$6,815	$2,488

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases at the dates indicated:

	December 31, 2023
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$4,375	$4,375	$—	$737,863	$737,863
Home equity lines and loans	—	998	998	1,037	75,250	76,287
Residential mortgage	—	1,020	1,020	3,750	243,128	246,878
Construction	—	485	485	1,206	245,234	246,440
Commercial and industrial	3,691	827	4,518	15,413	287,478	302,891
Small business loans	2,805	4,200	7,005	9,440	132,902	142,342
Consumer	—	—	—	—	389	389
Leases, net	—	3,706	3,706	2,131	119,501	121,632
Total (1)	$6,496	$15,611	$22,107	$32,977	$1,841,745	$1,874,722

1) Excludes deferred fees and loans carried at fair value.

The following table details the pre-CECL allocation of the allowance for loan and lease losses and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment at:

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

1) Excludes deferred fees and loans carried at fair value.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	December 31, 2023						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
	2023	2022	2021	2020	2019	Prior
Commercial mortgage
Pass/Watch	$106,341	$160,302	$158,647	$97,535	$56,382	$133,349	$511	$423	$713,490
Special Mention	—	—	—	4,425	4,341	9,975	667	—	19,408
Substandard	200	—	571	—	1,635	2,233	—	326	4,965
Doubtful	—	—	—	—	—	—	—	—	—
Total	$106,541	$160,302	$159,218	$101,960	$62,358	$145,557	$1,178	$749	$737,863
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$67,776	$88,737	$21,793	$27,336	$2,307	$2,093	$123	$25,976	$236,141
Special Mention	—	—	1,329	—	511	4,329	—	2,924	9,093
Substandard	—	—	—	—	—	1,206	—	—	1,206
Doubtful	—	—	—	—	—	—	—	—	—
Total	$67,776	$88,737	$23,122	$27,336	$2,818	$7,628	$123	$28,900	$246,440
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$26,314	$38,748	$24,523	$8,449	$4,148	$33,726	$—	$131,304	$267,212
Special Mention	500	9	—	—	—	1,361	—	6,440	8,310
Substandard	—	—	2,906	—	300	9,469	—	14,694	27,369
Doubtful	—	—	—	—	—	—	—	—	—
Total	$26,814	$38,757	$27,429	$8,449	$4,448	$44,556	$—	$152,438	$302,891
Current period gross charge-offs	$(209)	$(55)	$—	$(2)	$—	$—	$—	$—	$(266)

Small business loans
Pass/Watch	$35,764	$26,621	$37,278	$11,687	$6,672	$920	$—	$12,507	$131,449
Special Mention	—	—	—	909	—	—	—	314	1,223
Substandard	49	1,523	5,090	2,122	—	—	—	886	9,670
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,813	$28,144	$42,368	$14,718	$6,672	$920	$—	$13,707	$142,342
Current period gross charge-offs	$—	$—	$—	$(11)	$(912)	$—	$—	$(565)	$(1,488)

Total by risk rating
Pass/Watch	$236,195	$314,408	$242,241	$145,007	$69,509	$170,088	$634	$170,210	1,348,292
Special Mention	500	9	1,329	5,334	4,852	15,665	667	9,678	38,034
Substandard	249	1,523	8,567	2,122	1,935	12,908	—	15,906	43,210
Doubtful	—	—	—	—	—	—	—	—	—
Total	$236,944	$315,940	$252,137	$152,463	$76,296	$198,661	$1,301	$195,794	$1,429,536
Total current period gross charge-offs	$(209)	$(55)	$—	$(13)	$(912)	$—	$—	$(565)	$(1,754)
The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at December 31, 2023.

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	December 31, 2023							Revolving Loans	Total
	Term Loans
	2023	2022	2021	2020		2019	Prior
Home equity lines and loans
Performing	$343	$795	$314	$352		$2,191	$2,295	$68,600	$74,890
Nonperforming	—	—	—	—		—	—	1,397	1,397
Total	$343	$795	$314	$352	0	$2,191	$2,295	$69,997	$76,287
Current period gross charge-offs	$—	$—	$—	$—		$(33)	$—	$(54)	$(87)

Residential mortgage (2)
Performing	$48,576	$154,219	$22,237	$6,260		$456	$11,380	$—	$243,128
Nonperforming	—	1,350	—	1,043		—	1,357	—	3,750
Total	$48,576	$155,569	$22,237	$7,303		$456	$12,737	$—	$246,878
Current period gross charge-offs	$—	$—	$—	$—		$—	$—	$—	$—

Consumer
Performing	$39	$35	$—	$—		$32	$234	$49	$389
Nonperforming	—	—	—	—		—	—	—	—
Total	$39	$35	$—	$—		$32	$234	$49	$389
Current period gross charge-offs	$—	$—	$—	$—		$—	$—	$(2)	$(2)

Leases, net
Performing	$23,054	$55,940	$30,876	$9,718		$—	$—	$—	$119,588
Nonperforming	263	1,194	368	219		—	—	—	2,044
Total	$23,317	$57,134	$31,244	$9,937		$—	$—	$—	$121,632
Current period gross charge-offs	$(128)	$(2,165)	$(1,450)	$(290)		$—	$—	$—	$(4,033)

Total by Payment Performance
Performing	$72,012	$210,989	$53,427	16,330		$2,679	$13,909	$68,649	$437,995
Nonperforming	263	2,544	368	1,262		—	1,357	1,397	7,191
Total	$72,275	$213,533	$53,795	$17,592		$2,679	$15,266	$70,046	$445,186
Total current period gross charge-offs	$(128)	$(2,165)	$(1,450)	$(290)		$(33)	$—	$(56)	$(4,122)
(1) Excludes $13.7 million of loans at fair value.

	December 31, 2022
(dollars in thousands)	Pass	Special mention	Substandard	Doubtful	Total
Commercial mortgage	$536,705	$25,309	$3,386	$—	$565,400
Home equity lines and loans	57,822	—	1,577	—	59,399
Construction	260,085	11,870	—	—	271,955
Commercial and industrial	295,502	6,587	39,289	—	341,378
Small business loans	131,690	—	4,465	—	136,155
Total	$1,281,804	$43,766	$48,717	$—	$1,374,287
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

(1) There were four nonperforming residential mortgage loans at December 31, 2022 with a combined outstanding principal balance of $558 thousand, which were carried at fair value and not included in the table above.

Impaired Loans
The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized at the dates indicated.

	December 31, 2022
(dollars in thousands)	Recorded investment	Principal balance	Related allowance
Impaired loans with related allowance:
Commercial and industrial	$11,099	$12,095	$776
Small business loans	3,730	3,730	1,449
Total	$14,829	$15,825	$2,225
Impaired loans without related allowance:
Commercial mortgage	$2,445	$2,456	$—
Commercial and industrial	1,448	1,494	—
Small business loans	797	797	—
Home equity lines and loans	1,097	1,097	—
Residential mortgage	1,454	1,454	—
Construction	1,206	1,206	—
Leases	902	902	—
Total	$9,349	$9,406	$—
Grand Total	$24,178	$25,231	$2,225

Troubled Debt Restructuring
As result of the adoption of guidance related to CECL effective as of January 1, 2023, the Corporation had no reportable balances related to TDRs as of and for the year ended December 31, 2023. See Note 1 - Summary of Significant Accounting Policies for additional information.
The following table presents information about TDRs at the dates indicated:

(dollars in thousands)	December 31, 2022
TDRs included in nonperforming loans and leases	$207
TDRs in compliance with modified terms	3,573
Total TDRs	$3,780
There was 1 modification granted during the year ended December 31, 2022 on commercial mortgages for $684 thousand. No modifications granted during the twelve months ended December 31, 2022 subsequently defaulted during the same time period.

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
The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.

	Year Ended December 31, 2023
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	6	$1,880	1.3%	$—
Commercial & industrial	2	2,401	0.8%	—
Total	8	$4,281		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	$1,726	1.2%	$38
Commercial & industrial	1	1,324	0.4%	689
Total	4	$3,050		$727

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.

	Year Ended December 31, 2023
	Number of Loans
		Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	6	Extend maturity date
Commercial & industrial	2	Extend maturity date
Total	8
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	Extend term and allow additional lender funding
Commercial & industrial	1	Extend term and allow additional lender funding
Total	4

There were 12 modifications granted to borrowers experiencing financial difficulty for the year ended December 31, 2023. There were no loans that had a payment default during the year ended December 31, 2023 that were modified in the 12 months before default to borrowers experiencing financial difficulty. There were no commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the year ended December 31, 2023.

(7)    Bank Premises and Equipment
The components of premises and equipment at December 31, 2023 and 2022 are as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Buildings	$9,287	$9,150
Leasehold improvements	4,234	3,347
Land	600	600
Land Improvements	218	218
Furniture, fixtures and equipment	3,587	3,577
Computer equipment and data processing software	9,397	9,242
Construction in process	—	40
Less: accumulated depreciation	(13,766)	(12,825)
Total	$13,557	$13,349
Total depreciation expense for the years ended December 31, 2023 and 2022 totaled $1.6 million and $1.4 million, respectively.

(8)    Deposits
The components of deposits at December 31, 2023 and 2022 are as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Demand, non-interest bearing	$239,289	$301,727
Demand, interest bearing	150,898	219,838
Savings accounts	14,469	36,125
Money market accounts	733,334	661,439
Time deposits	685,472	493,350
Total	$1,823,462	$1,712,479
Included in time deposits as of December 31, 2023, and December 31, 2022, are $429.9 million and $375.3 million of brokered deposits, respectively.
The aggregate amount of time deposits in denominations over $250 thousand were $458.8 million and $394.3 million as of December 31, 2023 and 2022, respectively.

At December 31, 2023, the scheduled maturities of time deposits are as follows (in thousands):

2024	$533,161
2025	101,912
2026	50,084
2027	15
2028	300
Total	$685,472

(9)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of Federal funds purchased and short-term borrowings extended under agreements with the FHLB and one unsecured Federal funds borrowing facilities with correspondent banks of $15 million. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 in Federal funds purchased at December 31, 2023 and December 31, 2022. The Corporation also has a facility with the Federal Reserve Bank discount window of $7.8 million. This facility is fully secured by investment securities. There were no borrowings under this at December 31, 2023 and December 31, 2022. Additionally, the Corporation has a facility with the Federal Reserve’s BTFP of $33 million. This facility was created by the Federal Reserve in March 2023 and is fully secured by United States Treasury Bonds. There were $33 million in borrowings under this facility at December 31, 2023.
The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	December 31, 2023	December 31, 2022
FHLB Open Repo Plus Weekly	6/10/2024	5.68%	$104,792	$113,147
FRB BTFP Advances	3/29/2024	4.76%	33,000	—
FHLB Mid-term Repo Fixed	9/30/2024	4.60%	3,432	—
Total Short-Term Borrowings			$141,224	$113,147

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	December 31, 2023	December 31, 2022
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	$8,935	$8,935
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	—
FHLB Mid-term Repo Fixed	10/14/2025	5.16%	9,492	—
Total Long-Term Borrowings			$33,672	$8,935
The FHLB has also issued $104.3 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2024.
The Corporation has a maximum borrowing capacity with the FHLB of $626.8 million as of December 31, 2023 and $561.7 million as of December 31, 2022. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(10)    Subordinated Debentures
The following table presents subordinated debentures at the dates indicated:

	Maturity date	Interest rate	December 31, 2023	December 31, 2022
2023 Debentures	08/31/2033	8.00%	$9,740	$—
2019 Debentures	12/30/2029	5.38%	40,000	40,000
2013 Debentures	12/31/2028	6.50%	497	653
2011 Debentures	12/31/2026	6.00%	347	463
2008 Debentures	12/18/2023	6.00%	—	56
Debt Origination Costs			(748)	(826)
Total Subordinated Debentures			$49,836	$40,346
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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $945.2 million of residential mortgage loans as of December 31, 2023 and $1.0 billion as of December 31, 2022. During the year ended December 31, 2023 the Corporation recognized servicing fee income of $2.5 million compared to $2.6 million, during the year ended December 31, 2022.
Changes in the MSR balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Balance at beginning of the period	$9,942	$10,756
Servicing rights capitalized	20	668
Amortization of servicing rights	(1,343)	(1,488)
Change in valuation allowance	2	6
Balance at end of the period	$8,621	$9,942
Activity in the valuation allowance for MSRs was as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Valuation allowance, beginning of period	$(2)	$(8)
Impairment	—	(4)
Recovery	2	10
Valuation allowance, end of period	$—	$(2)
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2023, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.57% and a discount rate equal to 9.50%. At December 31, 2022, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.05% and a discount rate equal to 9.50%. As interest rates increased and the number of mortgage refinancings have declined, model inputs have been adjusted to align the MSRs fair value with market conditions.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2023	December 31, 2022
Fair value of residential mortgage servicing rights	$11,221	$11,567

Weighted average life (months)	28	22

Prepayment speed	8.57%	8.05%
Impact on fair value:
10% adverse change	$(506)	$(268)
20% adverse change	(973)	(525)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(415)	$(404)
20% adverse change	(799)	(777)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $225.8 million and $166.1 million of SBA loans, as of December 31, 2023 and December 31, 2022, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Balance at beginning of the period	$2,404	$2,009
Servicing rights capitalized	1,525	1,395
Amortization of servicing rights	(898)	(732)
Change in valuation allowance	96	(268)
Balance at end of the period	$3,127	$2,404
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Valuation allowance, beginning of period	$(364)	$(96)
Impairment	(178)	(408)
Recovery	274	140
Valuation allowance, end of period	$(268)	$(364)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2023, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 14.70% and a discount rate equal to 14.66%. At December 31, 2022, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 12.73% and a discount rate equal to 18.96%. The change in valuation allowance due to impairment noted in the tables above, was largely due to the decrease in discount rate partially offset by the increase in prepayment speed as a result of the rising interest rate environment.

The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2023	December 31, 2022
Fair value of SBA loan servicing rights	$3,376	$2,422

Weighted average life (years)	3.5	3.8

Prepayment speed	14.70%	12.73%
Impact on fair value:
10% adverse change	$(125)	$(73)
20% adverse change	(241)	(141)

Discount rate	14.66%	18.96%
Impact on fair value:
10% adverse change	$(74)	$(53)
20% adverse change	(145)	(104)

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

(12)    Lease Commitments
On January 1, 2022, the Corporation adopted ASU 2016-02 (Topic 842), “Leases”, as further explained in Note 1, Summary of Significant Accounting Policies. The Corporation’s operating leases consist of various retail branch locations and loan production offices. As of December 31, 2023, the Corporation’s leases have remaining lease terms ranging from 2 months to 12 years, including extension options.
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
As of December 31, 2023, the Corporation’s ROU assets and related lease liabilities were $9.4 million and $9.4 million, respectively. As of December 31, 2022 and the Corporation’s ROU assets and related lease liabilities were $9.0 million and $8.9 million, respectively. These amounts are included within other assets and other liabilities, respectively.
The components of lease expense were as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Operating lease expense	$2,319	$2,242
Short term lease expense	8	13
Variable lease expense	52	—
Total lease expense	$2,379	$2,255
Supplemental cash flow information related to leases was as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,131	$2,150
ROU asset obtained in exchange for lease liabilities	2,476	10,936

Maturities of operating lease liabilities were as follows for the period indicated:

(dollars in thousands)	December 31, 2023
2024	$2,167
2025	1,736
2026	1,649
2027	1,493
2028	741
Thereafter	3,029
$10,815
Less: Present value discount	(1,373)
Total operating lease liabilities	$9,442
As of December 31, 2023, the weighted-average remaining lease term for all operating leases, including extension options that the Corporation is reasonably certain will be exercised for retail branch locations, is 6.2 years.
Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of December 31, 2023 is 3.23%.

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
The Meridian Bank 2016 Equity Incentive Plan (2016 Plan) was amended on March 25, 2023 to authorize the Board of Directors to grant up to an aggregate of 1,673,800 stock awards that can take different forms. A total of 1,222,000 stock options and 86,416 shares of restricted stock have been granted under the 2016 Plan through December 31, 2023, including the impact of the two-for-one stock split. As of December 31, 2023 there were 119,540 stock awards remaining to be issued. Options granted under the 2016 Plan to directors are nonqualified options, while options granted to officers and other employees are incentive stock options, and are subject to the limitations under Section 422 of the Internal Revenue Code.
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
The following table provides information about stock options outstanding as of December 31, 2023 and 2022:

	Shares	Weighted average exercise price	Weighted average grant date fair value
Outstanding at December 31, 2021	923,928	$10.19	$3.10
Exercised	(87,134)	8.67	2.43
Granted	246,500	16.22	5.38
Forfeited	(29,606)	12.14	3.92
Outstanding at December 31, 2022	1,053,688	$11.67	$3.67
Exercised	(29,890)	8.86	2.56
Granted	98,000	10.08	2.37
Forfeited	(22,000)	14.38	4.84
Outstanding at December 31, 2023	1,099,798	$11.55	$3.56
Exercisable at December 31, 2023	846,294	10.87	3.32
Nonvested at December 31, 2023	253,504	13.83	4.35
The weighted average remaining contractual life of the outstanding stock options at December 31, 2023 is 7.4 years. At December 31, 2023 the range of exercise prices is $5.90 to $17.76. The aggregate intrinsic value of options outstanding and exercisable was $3.1 million and $2.8 million, respectively, as of December 31, 2023.

The fair value of each option granted in 2023 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 3.6%, risk-free interest rate of 4.73%, expected life of 5.75 years, and volatility of 33.42% based on an average of the Corporation’s share price since going public. The weighted average fair value of options granted in 2023 was $2.37 to per share.
The fair value of each option granted in 2022 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 2.6%, risk-free interest rate of 2.93%, expected life of 5.75 years, and volatility of 37.73% based on an average of the Corporation’s share price since going public. The weighted average fair value of options granted in 2022 was $5.38 to per share.
Total stock option compensation cost for the years ended December 31, 2023 and 2022 was $650 thousand and $1.0 million, respectively. During the year ended December 31, 2023 and 2022, the Corporation received $279 thousand and $711 thousand from the exercise of stock options, respectively. The Corporation recognized and $3 thousand and $116 thousand in excess tax benefits related to stock compensation cost for the twelve months ended December 31, 2023 and 2022.
In accordance with ASU 2016-09 – Compensation – Stock Compensation (ASU 2016-09), forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the years ended December 31, 2023, and 2022, we recognized the forfeiture of 22,000, and 29,606 of shares of stock options that were previously granted to officers and other employees, respectively.
As of December 31, 2023, there was $1.1 million of unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of 7.4 years. During 2023, the intrinsic value of options exercised was $179 thousand.
Restricted Stock
The restricted stock awards granted under the 2016 Plan vest according to each award’s specific vesting schedule. No awards were granted in 2023 and 2022. All awards granted in 2022 vested 100% one year from the grant date. The grant date fair value of the restricted stock is based on the closing price on the date prior to the grant.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	53,210	$9.33
Granted	—	—
Vested	(53,210)	9.33
Outstanding / nonvested at December 31, 2022	—	$—
Compensation expense for restricted stock is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2023 and 2022, the Corporation recognized $0 and $70 thousand of expense related to the restricted stock, respectively. As of December 31, 2023 and 2022 there was $0 in unrecognized compensation costs related to restricted stock.

(14)    Income Taxes
The following table presents the components of federal and state income tax expense for the periods indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
Federal:
Current	$3,594	$4,580
Deferred	(217)	903
Total federal income tax expense	$3,377	$5,483
State:
Current	$364	$494
Deferred	(17)	114
Total state income tax expense	$347	$608
Total income tax expense	$3,724	$6,091
A reconciliation of the statutory income tax at 21% to the income tax expense included in the statement of operations is as follows for 2023 and 2022, respectively:

(dollars in thousands)	December 31, 2023		December 31, 2022
Federal income tax at statutory rate	$3,563	21.0%	$5,863	21.0%
State tax expense, net of federal benefit	274	1.6	480	1.7
Tax exempt interest	(219)	(1.3)	(276)	(1.0)
Bank owned life insurance	(166)	(1.0)	(116)	(0.4)

(dollars in thousands)	December 31, 2023		December 31, 2022
Stock based compensation	123	0.7	36	0.1
ESOP	26	0.2	48	0.2
Other	123	0.8	56	0.2
Effective income tax rate	$3,724	22.0%	$6,091	21.8%
The components of the net deferred tax asset at December 31, 2023 and 2022 are as follows:

(dollars in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for credit losses	$4,949	$4,212
Unrealized loss on available for sale securities	2,718	3,327
Accrued retirement	826	891
Mortgage pipeline fair-value adjustment	538	535
Deferred rent	81	96
Mortgage repurchase reserve	114	192
Unfunded commitment reserve	226	—
Other	153	179
Total deferred tax asset	$9,605	$9,432
Deferred tax liabilities:
Property and equipment	$(752)	$(948)
Loan servicing rights	(2,630)	(2,762)
Intangibles	(106)	(23)
Hedge instrument fair-value adjustment	(42)	(12)
Prepaid expenses	(237)	(341)
Deferred loan costs	(1,637)	(1,410)
Total deferred tax liability	$(5,404)	$(5,496)
Net deferred tax asset	$4,201	$3,936
The effective tax rates for the twelve-month periods ended December 31, 2023 and 2022 were 22.0% and 21.8% respectively. The increase in rate between 2022 and 2023 was primarily related to the impact of additional nondeductible stock compensation expense in 2023 partially offset by an increase in tax-free bank owned life insurance income.
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
As of December 31, 2023, the Corporation had an investment in low-income housing tax credits of $4.9 million on which it recognized tax credits of $343 thousand, amortization of $340 thousand and tax benefits from losses of $168 thousand during the year ended December 31, 2023. As of December 31, 2022, the Corporation had an investment in low-income housing tax credits of $5.3 million on which it recognized tax credits of $294 thousand, amortization of $381 thousand and tax benefits from losses of $131 thousand during the year ended December 31, 2022. The tax benefits are included within other in the statutory rate reconciliation above.

(15)    Transactions with Executive Officers, Directors and Principal Stockholders
The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties)

	Year Ended December 31,
(dollars in thousands)	2023	2022
Loans receivable from related parties - beginning at end of period	$2,046	$5,098
Advances for related parties	447	5,196
Proceeds repayments from related party	(415)	(6,070)
Effect of changes in composition of related parties	(499)	(2,178)
Loans receivable from related parties - balance at end of period	$1,579	$2,046

Deposits of related parties totaled $30.6 million and $32.6 million at December 31, 2023 and 2022, respectively. Subordinated debt held by related parties totaled $1.1 million and $208 thousand at December 31, 2023 and 2022, respectively.
The Corporation paid legal fees of $14 thousand to a law firm of a director for the year ended December 31, 2022. The director retired from the law firm in 2022.

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
A summary of the Corporation’s financial instrument commitments at the dates indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
Commitments to fund loans and commitments under lines of credit	$517,743	$506,203
Letters of credit	10,924	19,042
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
Loans sold under FHA or investor programs are subject to indemnification or repurchase if they fail to meet the origination criteria of those programs or if the loan is two or three months delinquent during a set period that usually varies from the first six months to a year after the loan is sold. There was 3 indemnifications signed for the year ended December 31, 2023 for $860 thousand, and 2 indemnification signed for the year ended December 31, 2022 for $734 thousand. A repurchase reserve of $508 thousand was recorded at December 31, 2023, as compared to $858 thousand as of December 31, 2022. There were 5 loans repurchased for the year ended December 31, 2023 with a total unpaid principal balance of $1.3 million, as compared to 8 loans repurchased for the year ended December 31, 2022 with an unpaid principal balance of $1.8 million.

(17)    Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject.
Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Bank’s CBLR ratio was 9.46% at December 31, 2023.
As of December 31, 2023, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank is subject to certain restrictions on the amount of dividends that it may declare and pay to the Corporation due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.
The Banks’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2023 and 2022 are presented below.

	Actual		For Capital Adequacy Purposes (includes applicable capital conservation buffer)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Tier 1 leverage ratio:
Meridian Bank	$211,355	9.46%	$89,399	4.00%	$111,749	5.00%
Common tier 1 risk-based capital ratio:
Meridian Bank	211,355	10.10%	146,448	7.00%	135,987	6.50%
Tier 1 risk-based capital ratio:
Meridian Bank	211,355	10.10%	177,829	8.50%	167,369	8.00%
Total risk-based capital ratio:
Meridian Bank	233,671	11.17%	219,672	10.50%	209,211	10.00%

December 31, 2022
Tier 1 leverage ratio:
Meridian Bank	$196,584	9.95%	$78,995	4.00%	$98,743	5.00%
Common tier 1 risk-based capital ratio:
Meridian Bank	196,584	10.73%	128,305	7.00%	119,140	6.50%
Tier 1 risk-based capital ratio:
Meridian Bank	196,584	10.73%	155,799	8.50%	146,634	8.00%
Total risk-based capital ratio:
Meridian Bank	217,593	11.87%	192,457	10.50%	183,293	10.00%

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
The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	December 31, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$16,824	$—	$16,824	$—
U.S. government agency MBS	22,634	—	22,634	—
U.S. government agency CMO	19,573	—	19,573	—
State and municipal securities	36,216	—	36,216	—
U.S. Treasuries	30,422	30,422	—	—
Non-U.S. government agency CMO	13,155	—	13,155	—
Corporate bonds	7,195	—	7,195	—
Equity investments	2,121	—	2,121	—
Mortgage loans held for sale	24,816	—	24,816	—
Mortgage loans held for investment	13,726	—	13,726	—
Interest rate lock commitments	214	—	—	214
Customer derivatives - interest rate swaps	3,528	—	3,528	—
Total	$190,424	$30,422	$159,788	$214

Liabilities
Interest rate lock commitments	$17	$—	$—	$17
Forward commitments	41	—	41	—
Customer derivatives - interest rate swaps	3,544	—	3,544	—
Risk Participation Agreements	11	—	11	—
Total	$3,613	$—	$3,596	$17

	December 31, 2022
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$15,281	$—	$15,281	$—
U.S. government agency MBS	11,739	—	11,739	—
U.S. government agency CMO	23,318	—	23,318	—
State and municipal securities	38,838	—	38,838	—
U.S. Treasuries	29,523	29,523	—	—
Non-U.S. government agency CMO	9,089	—	9,089	—

Corporate bonds	7,558	—	7,558	—
Equity investments	2,086	—	2,086	—
Mortgage loans held for sale	22,243	—	22,243	—
Mortgage loans held for investment	14,502	—	14,502	—
Interest rate lock commitments	87	—	—	87
Forward commitments	—	—	—	—
Customer derivatives - interest rate swaps	3,846	—	3,846	—
Total	$178,110	$29,523	$148,500	$87

Liabilities
Interest rate lock commitments	$79	$—	$—	$79
Customer derivatives - interest rate swaps	3,799	—	3,799	—
Risk Participation Agreements	17	—	17	—
Total	$3,895	$—	$3,816	$79
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
Mortgage servicing rights	$8,621	$9,942
SBA loan servicing rights	3,127	2,404
Individually evaluated loans (1)
Commercial and industrial	9,818	—
Small business loans	3,134	2,281
Total	$24,700	$14,627

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.
The following table details the valuation techniques for Level 3 impaired loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
December 31, 2023	$12,952	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
December 31, 2022	2,281	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-15% discount

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
The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

		December 31, 2023		December 31, 2022
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$56,697	$56,697	$38,391	$38,391
Mortgage loans held for sale	Level 2	24,816	24,816	22,243	22,243
Loans receivable, net of the allowance for credit losses	Level 3	1,882,080	1,832,558	1,729,180	1,679,955
Mortgage loans held for investment	Level 2	13,726	13,726	14,502	14,502
Financial liabilities:
Deposits	Level 2	$1,823,462	$1,834,700	$1,712,479	$1,575,600
Borrowings	Level 2	174,896	176,400	122,082	122,082
Subordinated debentures	Level 2	49,836	50,223	40,346	40,020

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2023	2022
Balance at beginning of the period	$87	$1,122
Decrease in value	127	(1,035)
Balance at end of the period	$214	$87
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
December 31, 2023	$214	Market comparable pricing	Pull through	1% - 99%	79.48%
December 31, 2022	87	Market comparable pricing	Pull through	1% - 99%	84.05%

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
In June 2023, the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments received on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the year ended December 31, 2023, $412 thousand, net of tax, is recorded in total comprehensive income as unrealized gains. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2023. As of December 31, 2023, the combined notional amount of the interest rate swaps was $75 million and the fair value was an liability of $539 thousand.
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

The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		December 31, 2023		December 31, 2022
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$33,735	$214	$16,590	$87
Negative fair values	Other liabilities	5,399	(17)	16,108	(79)
Total		$39,134	$197	$32,698	$8

Forward Commitments
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	4,250	(41)	—	—
Total		$4,250	$(41)	$—	$—

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$50,593	$3,528	$43,779	$3,846
Negative fair values	Other liabilities	50,593	(3,544)	43,779	(3,799)
Total		$101,186	$(16)	$87,558	$47

Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	7,082	(11)	7,200	(17)
Total		$7,082	$(11)	$7,200	$(17)

Interest Rate Swaps
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	75,000	(539)	—	—
		$75,000	$(539)	$—	$—

Total derivative financial instruments		$226,652	$(410)	$127,456	$38
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the fair value (losses) gains on derivative financial instruments:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Interest Rate Lock Commitments	$189	$(911)
Forward Commitments	(41)	41
Customer Derivatives - Interest Rate Swaps	(63)	105
Risk Participation Agreements	6	62
Interest Rate Swaps	(539)	—
Net fair value gains (losses) on derivative financial instruments	$(448)	$(703)
Net realized gains on derivative hedging activities were $28 thousand and $5.4 million for the year ended December 31, 2023 and 2022, respectively, and are included in non-interest income in the consolidated statements of income.

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
Meridian’s mortgage banking segment (“Mortgage”) consists of 8 loan production offices throughout suburban Philadelphia and Maryland. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale. The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains (losses).

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations. Total assets for each segment is also provided.

	Segment Information
	Year Ended December 31, 2023				Year Ended December 31, 2022
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$68,835	$(27)	$134	$68,942	$68,570	$697	$861	$70,128
Provision for loan losses	6,815	—	—	6,815	2,488	—	—	2,488
Net interest income after provision	62,020	(27)	134	62,127	66,082	697	861	67,640

Non-interest Income
Mortgage banking income	306	—	16,231	16,537	436	—	24,889	25,325
Wealth management income	—	4,928	—	4,928	—	4,733	—	4,733
SBA income	4,485	—	—	4,485	4,467	—	—	4,467
Net change in fair values	(59)	—	314	255	167	—	(4,122)	(3,955)
Net gain on hedging activity	—	—	28	28	—	—	5,439	5,439
Other	3,011	—	2,721	5,732	2,486	(1)	3,230	5,715
Non-interest income	7,743	4,928	19,294	31,965	7,556	4,732	29,436	41,724
Non-interest expense	48,827	3,661	24,637	77,125	45,122	3,399	32,923	81,444
Income (loss) before income taxes	$20,936	$1,240	$(5,209)	$16,967	$28,516	$2,030	$(2,626)	$27,920

Total Assets	$2,186,017	$7,251	$52,925	$2,246,193	$2,011,835	$8,142	$42,251	$2,062,228

(21)    Parent Company Financial Statements
The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the notes to the consolidated financial statements. All share amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023.
A. Condensed Balance Sheets

(dollars in thousands, except share data)	December 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$2,600	$4,839
Investments in subsidiaries	204,132	186,686
Other assets	2,239	1,382
Total assets	$208,971	$192,907
Liabilities:
Subordinated debentures	$48,992	$39,175
Accrued interest payable	220	6
Other liabilities	1,737	446
Total liabilities	$50,949	$39,627
Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,186,198 and 13,156,308 shares issued, respectively; and 11,183,015 and 11,465,572 shares outstanding, respectively.	13,186	13,156
Surplus	80,325	79,072
Treasury Stock - 2,003,183 and 1,690,736 shares, respectively, at cost	(26,079)	(21,821)
Unearned common stock held by employee stock ownership plan	(1,204)	(1,403)
Retained earnings	101,216	95,815
Accumulated other comprehensive income	(9,422)	(11,539)
Total stockholders’ equity	$158,022	$153,280
Total liabilities and stockholders’ equity	$208,971	$192,907

B. Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2023	2022
Dividends from Bank	$9,655	$27,813
Interest income	2	8
Other income	122	—
Total operating income	9,779	27,821
Interest expense	2,484	2,268
Other expenses	1,168	1,412
Income before equity in undistributed income of subsidiaries	6,127	24,141
Equity in undistributed income of subsidiaries	6,376	(3,084)
Income before income taxes	12,503	21,057
Income tax benefit	(740)	(772)
Net income	13,243	21,829
Total other comprehensive income (loss)	2,117	(12,247)
Total comprehensive income	$15,360	$9,582

C. Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities:
Net Income	$13,243	$21,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(6,376)	3,084

	Year Ended December 31,
(dollars in thousands)	2023	2022
Share-based compensation	1,173	1,475
Amortization of issuance costs on subordinated debt	118	118
Other, net	(2,748)	(1,369)
Net cash provided by operating activities	5,624	25,137
Cash flows from investing activities:
Investment in subsidiaries	(8,000)	—
Net cash (used in) investing activities	(8,000)	—
Cash flows from financing activities:
Net activity from subordinated debt issuance	9,699	—
Net purchase of treasury stock	(4,258)	(12,961)
Dividends paid	(5,614)	(10,926)
Share based awards and exercises	309	754
Net cash provided by (used in) financing activities	136	(23,133)
Net change in cash and cash equivalents	(2,240)	2,004
Cash and cash equivalents at beginning of period	4,840	2,836
Cash and cash equivalents at end of period	$2,600	$4,840

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Corporation’s President/Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023. Based on this evaluation, the Corporation’s President /Chief Executive Officer and Chief Financial Officer have concluded, as of and for the end of the period covered by this report, that such disclosure controls and procedures were effective.
Design and Evaluation of Internal Control Over Financial Reporting
Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2023.
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
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2023, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the

Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2023, the Corporation’s system of internal control over financial reporting is effective.
The 2023 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Crowe has also issued a report on the effectiveness of internal control over financial reporting. That report appears in Item 8 of this Form 10-K and is incorporated into this item by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders under the headings, “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODE OF ETHICS,” “CORPORATE GOVERNANCE,” and “AUDIT COMMITTEE.”
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders under the headings, “EXECUTIVE COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “OUTSTANDING AWARDS AT FISCAL YEAR-END TABLE,” “EXECUTIVE INCENTIVE, EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS,” and “DIRECTOR COMPENSATION.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders under the headings, “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE.”
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders under the heading, “PROPOSAL TO RATIFY THE APPOINTMENT OF CROWE LLP AS THE CORPORATION’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2024.”
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

4.3	Form of 5.375% Subordinated Note due 2029 (included as Exhibit A-1 and Exhibit A-2 to the Indenture incorporated by reference as Exhibit 4.2 hereto), filed with the SEC on December 18, 2019.
10.1	Meridian Bank 2016 Equity Incentive Plan, filed as Exhibit 10.1 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
10.2	Employment Agreement between Meridian Bank and Christopher Annas, effective April 11, 2019, filed as Exhibit 10.1 to Form 8-K on April 11, 2019 and incorporated herein by reference.
10.3	Amendment to Meridian Corporation Supplemental Executive Retirement and Deferred Compensation Plan, filed as Exhibit 10.1 to Form 8-K on March 12, 2020 and incorporated herein by reference.
10.4	Meridian Bank Employee Stock Ownership Plan, filed as Exhibit 10.4 of the Registration Statement on Form 10, filed with the FDIC on September 29, 2017 and incorporated herein by reference.
10.5	Employment Agreement between Meridian Bank and Denise Lindsay, effective July 23, 2018, filed as Exhibit 10.2, to Form 8-K with the FDIC on July 23, 2018, and incorporated herein by reference.
10.6	Meridian Bank 2004 Stock Option Plan, as amended June 15, 2006 and incorporated herein by reference.
21.1	List of Subsidiaries, filed herewith
23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Financial Officer, filed herewith.
32	Section 1350 Certifications, filed herewith
97	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 15, 2024	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher J. Annas	Chairman of the Board	March 15, 2024
Christopher J. Annas

/s/ Denise Lindsay	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2024
Denise Lindsay

/s/ Robert M. Casciato	Director	March 15, 2024
Robert M. Casciato

/s/ George C. Collier	Director	March 15, 2024
George C. Collier

/s/ Robert T. Holland	Director	March 15, 2024
Robert T. Holland

/s/ Edward J. Hollin	Director	March 15, 2024
Edward J. Hollin

/s/ Anthony M. Imbesi	Director	March 15, 2024
Anthony M. Imbesi

/s/ Christine M. Helmig	Director	March 15, 2024
Christine M. Helmig