Form 10-Q
period 2024-03-31
Meridian Corp
filed 2024-05-09
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 6, 2024 there were 11,185,515 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
COVID-19	Coronavirus Disease 2019
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period

LGD	Loss given default
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
PPP	Paycheck Protection Program
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	March 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$8,935	$10,067
Interest-bearing deposits at other banks	14,092	46,630
Cash and cash equivalents	23,027	56,697
Securities available-for-sale, at fair value (amortized cost of $161,865 and $156,492, respectively)	150,996	146,019
Securities held-to-maturity, at amortized cost (fair value of $32,003 and $32,730, respectively)	35,157	35,781
Equity investments	2,092	2,121
Mortgage loans held for sale	29,124	24,816
Loans, net of fees and costs	1,956,315	1,895,806
Allowance for credit losses	(23,171)	(22,107)
Loans and other finance receivables, net of the allowance for credit losses	1,933,144	1,873,699
Restricted investment in bank stock	8,560	8,072
Bank premises and equipment, net	13,451	13,557
Bank owned life insurance	29,051	28,844
Accrued interest receivable	9,864	9,325
Other real estate owned	1,703	1,703
Deferred income taxes	4,339	4,201
Servicing assets	11,573	11,748
Goodwill	899	899
Intangible assets	2,920	2,971
Other assets	37,023	25,740
Total assets	$2,292,923	$2,246,193
Liabilities:
Deposits:
Non-interest bearing	$220,581	$239,289
Interest bearing	1,680,115	1,584,173
Total deposits	1,900,696	1,823,462
Borrowings	145,803	174,896
Subordinated debentures	49,867	49,836
Accrued interest payable	8,350	10,324
Other liabilities	28,271	29,653
Total liabilities	2,132,987	2,088,171
Stockholders’ equity:
Common stock, $1 par value per share. 25,000,000 shares authorized; 13,188,698 and 13,186,198 shares issued and 11,185,515 and 11,183,015 shares outstanding, respectively	13,189	13,186
Surplus	80,487	80,325
Treasury stock, 2,003,183 and 2,003,183 shares, respectively, at cost	(26,079)	(26,079)
Unearned common stock held by employee stock ownership plan	(1,204)	(1,204)
Retained earnings	102,492	101,216
Accumulated other comprehensive loss	(8,949)	(9,422)
Total stockholders’ equity	159,936	158,022
Total liabilities and stockholders’ equity	$2,292,923	$2,246,193
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2024	2023
Interest income:
Loans and other finance receivables, including fees	$35,339	$29,417
Securities - taxable	1,251	959
Securities - tax-exempt	325	354
Cash and cash equivalents	300	217
Total interest income	37,215	30,947
Interest expense:
Deposits	17,392	11,447
Borrowings	3,214	1,823
Total interest expense	20,606	13,270
Net interest income	16,609	17,677
Provision for credit losses	2,866	1,399
Net interest income after provision for credit losses	13,743	16,278
Non-interest income:
Mortgage banking income	3,634	3,272
Wealth management income	1,317	1,196
SBA loan income	986	713
Earnings on investment in life insurance	207	192
Net change in the fair value of derivative instruments	75	(69)
Net change in the fair value of loans held-for-sale	(2)	(1)
Net change in the fair value of loans held-for-investment	(175)	117
Net (loss) gain on hedging activity	(19)	—
Other	1,961	1,218
Total non-interest income	7,984	6,638
Non-interest expense:
Salaries and employee benefits	10,573	11,061
Occupancy and equipment	1,233	1,244
Professional fees	1,498	823
Advertising and promotion	748	861
Data processing and software	1,532	1,432
Pennsylvania bank shares tax	274	245
Other	2,316	2,123
Total non-interest expense	18,174	17,789
Income before income taxes	3,553	5,127
Income tax expense	877	1,106
Net income	$2,676	$4,021
Basic earnings per common share	$0.24	$0.36
Diluted earnings per common share	$0.24	$0.34
Basic weighted average shares outstanding	11,088	11,272
Diluted weighted average shares outstanding	11,201	11,656
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2024	2023
Net income:	$2,676	$4,021

Net change in unrealized (losses) gains on investment securities available for sale:
Change in fair value of investment securities, net of tax of $(98) and $460, respectively	(298)	1,670
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $7 and $0, respectively	22	—
Unrealized investment (losses) gains, net of tax effect of $(90) and $460, respectively	$(276)	$1,670
Net change in unrealized gains on interest rate swaps used in cash flow hedges, net of tax effect of $(247) and $0, respectively	749	—
Total other comprehensive income	$473	$1,670
Total comprehensive income	$3,149	$5,691
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended March 31, 2024
Balance at January 1, 2024	$13,186	$80,325	$(26,079)	$(1,204)	$101,216	$(9,422)	$158,022
Net income	—	—	—	—	2,676	—	2,676
Other comprehensive income	—	—	—	—	—	473	473
Dividends declared ($0.125 per share)	—	—	—	—	(1,400)	—	(1,400)
Common stock issued through share-based awards and exercises	3	20	—	—	—	—	23
Stock based compensation expense	—	142	—	—	—	—	142
Balance at March 31, 2024	$13,189	$80,487	$(26,079)	$(1,204)	$102,492	$(8,949)	$159,936

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended March 31, 2023
Balance at January 1, 2023	$13,156	$79,072	$(21,821)	$(1,403)	$95,815	$(11,539)	$153,280
Adjustment to initially apply ASU No. 2016-13 for CECL, net of tax	—	—	—	—	(2,228)	—	(2,228)
Net income	—	—	—	—	4,021	—	4,021
Other comprehensive income	—	—	—	—	—	1,670	1,670
Dividends declared ($0.125 per share)	—	—	—	—	(1,428)	—	(1,428)
Net purchase of treasury stock through publicly announced plans (184,598 shares)	—	—	(2,691)	—	—	—	(2,691)
Common stock issued through share-based awards and exercises	24	124	—	—	—	—	148
Stock based compensation expense	—	277	—	—	—	—	277
Balance at March 31, 2023	$13,180	$79,473	$(24,512)	$(1,403)	$96,180	$(9,869)	$153,049

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2024	2023
Net income	$2,676	$4,021
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of investment premiums and discounts and change in fair value of equity securities	240	373
Depreciation and amortization (accretion), net	1,780	(2)
Provision for credit losses	2,866	1,399
Amortization of issuance costs on subordinated debt	31	27
Stock based compensation	142	277
Net change in fair value of derivative instruments	(75)	69
Net change in fair value of loans held for sale	2	1
Net change in fair value of loans held for investment	175	(117)
Amortization and net impairment of servicing rights	479	435
SBA loan income	(986)	(713)
Proceeds from sale of loans	143,457	136,837
Loans originated for sale	(144,437)	(147,238)
Mortgage banking income	(3,634)	(3,272)
Increase in accrued interest receivable	(539)	(288)
Increase in other assets	(353)	(1,607)
Earnings from investment in bank owned life insurance	(207)	(192)
Increase in deferred income tax	(251)	(54)
(Decrease) increase in accrued interest payable	(1,974)	1,447
Decrease in other liabilities	(1,098)	(2,803)
Net cash used in operating activities	$(1,706)	$(11,400)

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	3,554	2,222
Purchases	(9,068)	(10,702)
Activity in held-to-maturity securities:
Maturities, repayments and calls	554	865
Increase in restricted stock	(488)	(3,242)
Net increase in loans	(71,370)	(73,057)
Purchases of premises and equipment	(1,910)	(284)
Net cash used in investing activities	$(78,728)	$(84,198)

Cash flows from financing activities:
Net increase in deposits	77,234	57,934
(Decrease) increase in short-term borrowings	(29,093)	108,368
Increase in long-term debt	—	3,433
Repayment of subordinated debt	—	(54)
Net purchase of treasury stock	—	(2,691)
Dividends paid	(1,400)	(1,428)
Share based awards and exercises	23	148
Net cash provided by financing activities	$46,764	$165,710

Net change in cash and cash equivalents	(33,670)	70,112
Cash and cash equivalents at beginning of period	56,697	38,391
Cash and cash equivalents at end of period	$23,027	$108,503

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,580	$11,823
Net loans sold, not settled	10,631	—
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
These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the SEC (including our Annual Report on Form 10-K for the year ended December 31, 2023), subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any other period.

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

Pronouncements Adopted in 2024

FASB ASU 2020-06, “Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
This ASU clarifies the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature models. For public business entities that meet the definition of an SEC filer (excluding smaller reporting entities), the amendments are effective for fiscal years beginning after Dec. 15, 2021, and interim periods within. For all other entities, the amendments are effective for fiscal years beginning after Dec. 15, 2023, and interim periods within. Adoption of this standard did not have a material impact on our consolidated financial statements.

FASB ASU 2023-02, "Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method"
In March 2023, the FASB issued ASU 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. If certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, instead of only LIHTC structures. This amendment also eliminates certain LIHTC specific guidance aligning the accounting with other equity investments in tax credit structures. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Adoption of this standard did not have a material effect on our consolidated financial statements.

Pronouncements Not Yet Effective as of March 31, 2024:

FASB ASU 2020-04 (Topic 848), “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
Issued in March 2020, ASU 2020-04 contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Corporation does not have a significant concentration of loans, derivative contracts, borrowings or other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The Corporation expects to adopt the LIBOR transition relief allowed under this standard throughout 2024.

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
FASB ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”
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
FASB ASU 2024-01 Stock Compensation - Scope Application of Profits Interest and Similar Awards
The amendments in this update improve the understandability of paragraph 718-10-15-3 apply to all entities that enter into share-based payments transactions. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. The Corporation is currently evaluating the impact on its disclosures.

(2)    Earnings per Common Share
Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period reduced by unearned ESOP Plan shares and treasury shares. Diluted earnings per common share takes into account the potential dilution computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock, if restricted stock awards were vested, and if SERP plan liabilities were satisfied with common shares. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.

	Three months ended March 31,
(dollars in thousands, except per share data)	2024	2023
Numerator for earnings per share:
Net income available to common stockholders	$2,676	$4,021

Denominators for earnings per share:
Weighted average shares outstanding	11,245	11,456
Average unearned ESOP shares	(157)	(184)
Basic weighted averages shares outstanding	11,088	11,272
Dilutive effects of assumed exercises of stock options	113	230
Dilutive effects of SERP shares	—	154
Diluted weighted averages shares outstanding	11,201	11,656

Basic earnings per share	$0.24	$0.36
Diluted earnings per share	$0.24	$0.34
Antidilutive shares excluded from computation of average dilutive earnings per share	585	463

(3)    Securities
The following tables presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	March 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$19,285	$43	$(175)	$—	$19,153	10
U.S. government agency MBS	22,539	251	(443)	—	22,347	13
U.S. government agency CMO	25,440	—	(2,321)	—	23,119	31
State and municipal securities	39,911	—	(4,180)	—	35,731	31
U.S. Treasuries	32,983	—	(2,665)	—	30,318	25
Non-U.S. government agency CMO	13,507	89	(535)	—	13,061	10
Corporate bonds	8,200	—	(933)	—	7,267	13
Total securities available-for-sale	$161,865	$383	$(11,252)	$—	$150,996	133

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$35,157	$20	$(3,174)	$—	$32,003	21
Total securities held-to-maturity	$35,157	$20	$(3,174)	$—	$32,003	21

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$17,012	$25	$(213)	$—	$16,824	11
U.S. government agency MBS	22,750	364	(480)	—	22,634	14
U.S. government agency CMO	21,850	—	(2,277)	—	19,573	30
State and municipal securities	40,093	—	(3,877)	—	36,216	31
U.S. Treasuries	32,982	—	(2,560)	—	30,422	25
Non-U.S. government agency CMO	13,605	102	(552)	—	13,155	9
Corporate bonds	8,200	—	(1,005)	—	7,195	13
Total securities available-for-sale	$156,492	$491	$(10,964)	$—	$146,019	133

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$35,781	$52	$(3,103)	$—	$32,730	21
Total securities held-to-maturity	$35,781	$52	$(3,103)	$—	$32,730	21
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at March 31, 2024, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities are deemed to be other-than-temporarily impaired.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	March 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$5,729	$(32)	$5,207	$(143)	$10,936	$(175)
U.S. government agency MBS	3,653	(70)	8,255	(373)	11,908	(443)
U.S. government agency CMO	4,837	(57)	18,282	(2,264)	23,119	(2,321)
State and municipal securities	—	—	35,731	(4,180)	35,731	(4,180)
U.S. Treasuries	—	—	30,318	(2,665)	30,318	(2,665)
Non-U.S. government agency CMO	2,438	(14)	5,937	(521)	8,375	(535)
Corporate bonds	907	(94)	6,360	(839)	7,267	(933)
Total securities available-for-sale	$17,564	$(267)	$110,090	$(10,985)	$127,654	$(11,252)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,067	$(2)	$29,631	$(3,172)	$30,698	$(3,174)
Total securities held-to-maturity	$1,067	$(2)	$29,631	$(3,172)	$30,698	$(3,174)

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$4,981	$(25)	$6,195	$(188)	$11,176	$(213)
U.S. government agency MBS	4,864	(35)	8,170	(445)	13,034	(480)
U.S. government agency CMO	2,687	(36)	16,886	(2,241)	19,573	(2,277)
State and municipal securities	—	—	36,216	(3,877)	36,216	(3,877)
U.S. Treasuries	—	—	30,422	(2,560)	30,422	(2,560)
Non-U.S. government agency CMO	1,127	(4)	6,065	(548)	7,192	(552)
Corporate bonds	907	(93)	6,288	(912)	7,195	(1,005)
Total securities available-for-sale	$14,566	$(193)	$110,242	$(10,771)	$124,808	$(10,964)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,021	$(6)	$29,404	$(3,097)	$30,425	$(3,103)
Total securities held-to-maturity	$1,021	$(6)	$29,404	$(3,097)	$30,425	$(3,103)

The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2024
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	32,983	30,318	3,334	3,212
Due after five years through ten years	16,509	15,036	4,337	3,677
Due after ten years	50,887	47,115	27,486	25,114
Subtotal	100,379	92,469	35,157	32,003
Mortgage-related securities	61,486	58,527	—	—
Total	$161,865	$150,996	$35,157	$32,003
There were no sales of investment securities available for sale for the three month ended March 31, 2024, or 2023.

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
For the three months ended March 31, 2024 and 2023, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.

Pledged Securities
As of March 31, 2024 and December 31, 2023, securities having a carrying value of $57.8 million and $60.1 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023
Real estate loans:
Commercial mortgage	$763,356	$737,863
Home equity lines and loans	76,746	76,287
Residential mortgage	262,837	260,604
Construction	263,072	246,440
Total real estate loans	1,366,011	1,321,194
Commercial and industrial	328,148	302,891
Small business loans	146,604	142,342
Consumer	381	389
Leases, net	108,892	121,632
Total loans	$1,950,036	$1,888,448

Balances included in loans, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$13,139	$13,726
Residential mortgage real estate loans accounted under fair value option, at amortized cost	15,812	16,198
Unearned lease income included in leases, net	(16,083)	(19,210)
Unamortized net deferred loan origination costs	$6,279	$7,358

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
Nonaccrual and Past Due Loans
The following tables present an aging of the Corporation’s loans at the dates indicated:

	March 31, 2024
(dollars in thousands)	30-89 days past due	Total past due	Current	Total accruing loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$—	$—	$762,785	$762,785	$571	$763,356	0.07%
Home equity lines and loans	417	417	75,148	75,565	1,181	76,746	2.08
Residential mortgage (1)	3,931	3,931	254,234	258,165	4,672	262,837	3.27
Construction	192	192	261,096	261,288	1,784	263,072	0.75
Commercial and industrial	—	—	312,841	312,841	15,307	328,148	4.66
Small business loans	1,712	1,712	132,146	133,858	12,746	146,604	9.86
Consumer	20	20	361	381	—	381	5.25
Leases, net	1,707	1,707	105,201	106,908	1,984	108,892	3.39%
Total	$7,979	$7,979	$1,903,812	$1,911,791	$38,245	$1,950,036	2.37%

(1) Includes $13.1 million of loans at fair value of which $12.4 million are current, $— are 30-89 days past due and $771 thousand are nonaccrual.

	December 31, 2023
(dollars in thousands)	30-89 days past due	Total past due	Current	Total accruing loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$571	$571	$737,292	$737,863	$—	$737,863	0.08%
Home equity lines and loans	566	566	74,684	75,250	1,037	76,287	2.10
Residential mortgage (1)	1,103	1,103	254,965	256,068	4,536	260,604	2.16
Construction	—	—	245,234	245,234	1,206	246,440	0.49
Commercial and industrial	—	—	287,478	287,478	15,413	302,891	5.09
Small business loans	1,499	1,499	131,403	132,902	9,440	142,342	7.69
Consumer	—	—	389	389	—	389	—
Leases, net	2,197	2,197	117,304	119,501	2,131	121,632	3.56%
Total	$5,936	$5,936	$1,848,749	$1,854,685	$33,763	$1,888,448	2.10%

(1) Includes $13.7 million of loans at fair value of which $12.9 million are current, $— are 30-89 days past due and $786 thousand are nonaccrual.

There were no loans in the tables above as of March 31, 2024 or December 31, 2023 that were 90+days past due and still accruing interest.

Foreclosed and Repossessed Assets
At both March 31, 2024 and December 31, 2023, there were 4 consumer mortgage loans secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $937 thousand for which formal foreclosure proceedings were in process.

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

Past Due and Nonaccrual Status
The following tables presents the amortized costs basis of loans and leases on nonaccrual status and loans 90 days or more past due and still accruing, net of fees and costs as of March 31, 2024 and December 31, 2023. As of this date here were no loans 90 days or more past due and still accruing.

	March 31, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual
Commercial mortgage	$571	$—	$571	$—	$—	$—
Home equity lines and loans	1,181	—	1,181	1,037	—	1,037
Residential mortgage	4,672	—	4,672	4,536	—	4,536
Construction	1,784	—	1,784	1,206	—	1,206
Commercial and industrial	3,341	11,966	15,307	3,343	12,070	15,413
Small business loans	2,609	10,137	12,746	3,607	5,833	9,440
Leases, net	1,984	—	1,984	2,131	—	2,131
Total	$16,142	$22,103	$38,245	$15,860	$17,903	$33,763

Collateral-dependent Loans
The following tables presents the amortized cost basis of non-accruing collateral-dependent loans by class or loans as of March 31, 2024 and December 31, 2023 under the current expected credit loss model:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Real estate	Equipment and other	Total	Real estate	Equipment and other	Total
Commercial mortgage	$571	$—	$571	$—	$—	$—
Home equity lines and loans	1,181	—	1,181	1,037	—	1,037
Residential mortgage	4,672	—	4,672	4,536	—	4,536
Construction	1,784	—	1,784	1,206	—	1,206
Commercial and industrial	1,888	13,419	15,307	1,890	13,523	15,413
Small business loans	8,543	4,203	12,746	6,320	3,120	9,440
Leases, net	—	1,984	1,984	—	2,131	2,131
Total	$18,639	$19,606	$38,245	$14,989	$18,774	$33,763

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

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three months ended March 31, 2024 and March 31, 2023 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2023):

	Three Months Ended March 31, 2024
(dollars in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,375	$—	$—	$(196)	$4,179
Home equity lines and loans	998	—	2	(42)	958
Residential mortgage	1,020	—	—	157	1,177
Construction	485	—	—	98	583
Commercial and industrial	4,518	(208)	2	771	5,083
Small business loans	7,005	(87)	3	884	7,805
Consumer	—	(1)	1	1	1
Leases	3,706	(2,148)	126	1,701	3,385
Total	$22,107	$(2,444)	$134	$3,374	$23,171

	Three Months Ended March 31, 2023
(dollars in thousands)	Beginning Balance	Adjustment to initially apply ASU No. 2016-13 for CECL	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,095	$(526)	$—	$—	$(94)	$3,475
Home equity lines and loans	188	439	(33)	2	19	615
Residential mortgage	948	17	—	—	(97)	868
Construction	3,075	(1,763)	—	—	(193)	1,119
Commercial and industrial	4,012	(1,023)	—	39	(295)	2,733
Small business loans	4,909	1,110	—	—	297	6,316
Consumer	3	(3)	—	—	—	—
Leases	1,598	3,345	(1,464)	3	1,834	5,316
Total	$18,828	$1,596	$(1,497)	$44	$1,471	$20,442

Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Provision for credit losses - funded	$3,374	$1,471
Recovery of provision for credit losses - unfunded	(508)	(72)
Total provision for credit losses	$2,866	$1,399

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases at the dates indicated:

	March 31, 2024
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$4,179	$4,179	$571	$762,785	$763,356
Home equity lines and loans	—	958	958	1,181	75,565	76,746
Residential mortgage	—	1,177	1,177	3,901	245,797	249,698
Construction	—	583	583	1,784	261,288	263,072
Commercial and industrial	4,061	1,022	5,083	15,307	312,841	328,148
Small business loans	4,402	3,403	7,805	12,746	133,858	146,604
Consumer	—	1	1	—	381	381
Leases, net	—	3,385	3,385	1,984	106,908	108,892
Total (1)	$8,463	$14,708	$23,171	$37,474	$1,899,423	$1,936,897

(1) Excludes deferred fees and loans carried at fair value.

	December 31, 2023
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$4,375	$4,375	$—	$737,863	$737,863
Home equity lines and loans	—	998	998	1,037	75,250	76,287
Residential mortgage	—	1,020	1,020	3,750	243,128	246,878
Construction	—	485	485	1,206	245,234	246,440
Commercial and industrial	3,691	827	4,518	15,413	287,478	302,891
Small business loans	2,805	4,200	7,005	9,440	132,902	142,342
Consumer	—	—	—	—	389	389
Leases, net	—	3,706	3,706	2,131	119,501	121,632
Total (1)	$6,496	$15,611	$22,107	$32,977	$1,841,745	$1,874,722

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

	March 31, 2024						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Commercial mortgage
Pass/Watch	$28,664	$106,084	$166,840	$152,738	$96,579	$192,570	$511	$743	$744,729
Special Mention	—	—	—	—	4,823	9,873	667	—	15,363
Substandard	—	200	—	571	—	2,493	—	—	3,264
Total	$28,664	$106,284	$166,840	$153,309	$101,402	$204,936	$1,178	$743	$763,356
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$24,052	$74,841	$77,792	$20,778	$24,823	$4,353	$123	$25,066	$251,828
Special Mention	—	—	—	1,352	638	4,329	—	3,140	9,459
Substandard	—	—	—	67	—	1,718	—	—	1,785
Total	$24,052	$74,841	$77,792	$22,197	$25,461	$10,400	$123	$28,206	$263,072
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$35,892	$24,890	$28,772	$23,569	$9,994	$35,967	$—	$134,590	$293,674
Special Mention	—	—	—	—	—	1,356	—	4,706	6,062
Substandard	—	—	3,940	2,906	—	6,886	—	14,680	28,412
Total	$35,892	$24,890	$32,712	$26,475	$9,994	$44,209	$—	$153,976	$328,148
Current period gross charge-offs	$—	$(204)	$—	$—	$—	$—	$—	$(4)	$(208)

Small business loans
Pass/Watch	$8,549	$30,066	$28,585	$35,029	$11,274	$7,382	$—	$12,552	$133,437
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	86	2,482	5,897	2,804	—	—	1,898	13,167
Total	$8,549	$30,152	$31,067	$40,926	$14,078	$7,382	$—	$14,450	$146,604
Current period gross charge-offs	$—	$—	$—	$(44)	$—	$—	$—	$(43)	$(87)

Total by risk rating
Pass/Watch	$97,157	$235,881	$301,989	$232,114	$142,670	$240,272	$634	$172,951	$1,423,668
Special Mention	—	—	—	1,352	5,461	15,558	667	7,846	30,884
Substandard	—	286	6,422	9,441	2,804	11,097	—	16,578	46,628
Total	$97,157	$236,167	$308,411	$242,907	$150,935	$266,927	$1,301	$197,375	$1,501,180
Total current period gross charge-offs	$—	$(204)	$—	$(44)	$—	$—	$—	$(47)	$(295)

	December 31, 2023						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2023	2022	2021	2020	2019	Prior
Commercial mortgage
Pass/Watch	$106,341	$160,302	$158,647	$97,535	$56,382	$133,349	$511	$423	$713,490
Special Mention	—	—	—	4,425	4,341	9,975	667	—	19,408
Substandard	200	—	571	—	1,635	2,233	—	326	4,965
Doubtful	—	—	—	—	—	—	—	—	—
Total	$106,541	$160,302	$159,218	$101,960	$62,358	$145,557	$1,178	$749	$737,863
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$67,776	$88,737	$21,793	$27,336	$2,307	$2,093	$123	$25,976	$236,141
Special Mention	—	—	1,329	—	511	4,329	—	2,924	9,093
Substandard	—	—	—	—	—	1,206	—	—	1,206
Doubtful	—	—	—	—	—	—	—	—	—
Total	$67,776	$88,737	$23,122	$27,336	$2,818	$7,628	$123	$28,900	$246,440
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$26,314	$38,748	$24,523	$8,449	$4,148	$33,726	$—	$131,304	$267,212
Special Mention	500	9	—	—	—	1,361	—	6,440	8,310
Substandard	—	—	2,906	—	300	9,469	—	14,694	27,369
Doubtful	—	—	—	—	—	—	—	—	—
Total	$26,814	$38,757	$27,429	$8,449	$4,448	$44,556	$—	$152,438	$302,891
Current period gross charge-offs	$(209)	$(55)	$—	$(2)	$—	$—	$—	$—	$(266)

Small business loans
Pass/Watch	$35,764	$26,621	$37,278	$11,687	$6,672	$920	$—	$12,507	$131,449
Special Mention	—	—	—	909	—	—	—	314	1,223
Substandard	49	1,523	5,090	2,122	—	—	—	886	9,670
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,813	$28,144	$42,368	$14,718	$6,672	$920	$—	$13,707	$142,342
Current period gross charge-offs	$—	$—	$—	$(11)	$(912)	$—	$—	$(565)	$(1,488)

Total by risk rating
Pass/Watch	$236,195	$314,408	$242,241	$145,007	$69,509	$170,088	$634	$170,210	$1,348,292
Special Mention	500	9	1,329	5,334	4,852	15,665	667	9,678	38,034
Substandard	249	1,523	8,567	2,122	1,935	12,908	—	15,906	43,210
Doubtful	—	—	—	—	—	—	—	—	—
Total	$236,944	$315,940	$252,137	$152,463	$76,296	$198,661	$1,301	$195,794	$1,429,536
Total current period gross charge-offs	$(209)	$(55)	$—	$(13)	$(912)	$—	$—	$(565)	$(1,754)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2024 and December 31, 2023.

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	March 31, 2024						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Home equity lines and loans
Performing	$122	$340	$788	$311	$347	$4,152	$69,025	$75,085
Nonperforming	—						1,661	1,661
Total	$122	$340	$788	$311	$347	$4,152	$70,686	$76,746
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$7,247	$49,114	$149,606	$21,692	$6,430	$11,708	$—	$245,797
Nonperforming	—	—	1,515	—	1,031	1,355	—	3,901
Total	$7,247	$49,114	$151,121	$21,692	$7,461	$13,063	$—	$249,698
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$40	$30	$—	$—	$259	$52	$381
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$40	$30	$—	$—	$259	$52	$381
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(1)	$(1)

Leases, net
Performing	$123	$20,621	$50,571	$27,386	$8,207	$—	$—	$106,908
Nonperforming	—	285	1,081	408	210	—	—	1,984
Total	$123	$20,906	$51,652	$27,794	$8,417	$—	$—	$108,892
Current period gross charge-offs	$—	$(369)	$(1,429)	$(277)	$(73)	$—	$—	$(2,148)

Total by Payment Performance
Performing	$7,492	$70,115	$200,995	$49,389	$14,984	$16,119	$69,077	$428,171
Nonperforming	—	285	2,596	408	1,241	1,355	1,661	7,546
Total	$7,492	$70,400	$203,591	$49,797	$16,225	$17,474	$70,738	$435,717
Total current period gross charge-offs	$—	$(369)	$(1,429)	$(277)	$(73)	$—	$(1)	$(2,149)
(1) Excludes $13.1 million of loans at fair value.

	December 31, 2023						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2023	2022	2021	2020	2019	Prior
Home equity lines and loans
Performing	$343	$795	$314	$352	$2,191	$2,295	$68,600	$74,890
Nonperforming	—	—	—	—	—	—	1,397	1,397
Total	$343	$795	$314	$352	$2,191	$2,295	$69,997	$76,287
Current period gross charge-offs	$—	$—	$—	$—	$(33)	$—	$(54)	$(87)

Residential mortgage (1)
Performing	$48,576	$154,219	$22,237	$6,260	$456	$11,380	$—	$243,128
Nonperforming	—	1,350	—	1,043	—	1,357	—	3,750
Total	$48,576	$155,569	$22,237	$7,303	$456	$12,737	$—	$246,878
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$39	$35	$—	$—	$32	$234	$49	$389
Nonperforming	—	—	—	—	—	—	—	—
Total	$39	$35	$—	$—	$32	$234	$49	$389
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(2)	$(2)

Leases, net
Performing	$23,054	$55,940	$30,876	$9,718	$—	$—	$—	$119,588
Nonperforming	263	1,194	368	219	—	—	—	2,044
Total	$23,317	$57,134	$31,244	$9,937	$—	$—	$—	$121,632
Current period gross charge-offs	$(128)	$(2,165)	$(1,450)	$(290)	$—	$—	$—	$(4,033)

Total by Payment Performance
Performing	$72,012	$210,989	$53,427	$16,330	$2,679	$13,909	$68,649	$437,995
Nonperforming	263	2,544	368	1,262	—	1,357	1,397	7,191
Total	$72,275	$213,533	$53,795	$17,592	$2,679	$15,266	$70,046	$445,186
Total current period gross charge-offs	$(128)	$(2,165)	$(1,450)	$(290)	$(33)	$—	$(56)	$(4,122)
(1) Excludes $13.7 million of fair value loans

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
The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024. There were no modifications granted to debtors experiencing financial difficulty for the three months ended March 31, 2023.

	Three Months Ended March 31, 2024
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	2	$359	0.2%	$—
Commercial & industrial	2	1,097	0.3%	—
Total	4	$1,456		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	1	$895	0.6%	$784
Total	1	$895		$784

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
	Number of Loans
(dollars in thousands)		Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	2	Extend maturity date
Commercial & industrial	2	Extend maturity date and allow additional lender funding
Total	4
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	1
Total	1
There were 5 and no modifications granted to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and March 31, 2023, respectively. There were no loans that had a payment default during the three months ended March 31, 2024 and March 31, 2023 that were modified in the 12 months before default to borrowers experiencing financial difficulty. There were no commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the three months ended March 31, 2024 and March 31, 2023.

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has three unsecured Federal funds borrowing facility with a correspondent bank for up to $49 million. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 in Federal funds purchased at March 31, 2024 and December 31, 2023. The Corporation also has a facility with the Federal Reserve Bank discount window of $6.5 million. This facility is fully secured by investment securities. There were no borrowings under this at March 31, 2024 and December 31, 2023. The Corporation's facility with the Federal Reserve’s BTFP in the amount of $33 million expired in March 2024.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	March 31, 2024	December 31, 2023
FHLB Open Repo Plus Weekly	06/10/2024	5.68%	$84,789	$104,792
FRB BTFP Advances	03/29/2024	4.76%	—	33,000
FHLB Mid-term Repo Fixed	9/30/2024	4.60%	3,432	3,432
FHLB Mid-term Repo Fixed	10/25/2024	5.03%	8,097	—
FHLB Mid-term Repo Fixed	1/27/2025	4.85%	8,000	—
FHLB Mid-term Repo Fixed	2/24/2025	5.35%	7,813	—
Total Short-Term Borrowings			$112,131	$141,224

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	March 31, 2024	December 31, 2023
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	$8,935	$8,935
FHLB Mid-term Repo Fixed	10/14/2025	5.16%	9,492	9,492
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	15,245
Total Long-Term Borrowings			$33,672	$33,672

The FHLB has also issued $156.0 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2024.
The Corporation has a maximum borrowing capacity with the FHLB of $656.0 million as of March 31, 2024 and $626.8 million as of December 31, 2023. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $932.5 million and $945.2 million of residential mortgage loans as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Corporation recognized servicing fee income of $586 thousand, compared to $636 thousand, during the three months ended March 31, 2023.
Changes in the MSR balance are summarized as follows:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Balance at beginning of the period	$8,622	$9,942
Servicing rights capitalized	10	—
Amortization of servicing rights	(318)	(371)
Change in valuation allowance	—	2
Balance at end of the period	$8,314	$9,573
Activity in the valuation allowance for MSRs was as follows:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Valuation allowance, beginning of period	$—	$(2)
Impairment	—	—
Recovery	—	2
Valuation allowance, end of period	$—	$—
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2024, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.29% and a discount rate equal to 9.50%. At December 31, 2023, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.57%

and a discount rate equal to 9.50%. Due in part to market volatility as interest rates increased, the prepayment speed assumption has decreased from December 31, 2023 to March 31, 2024. As interest rates have started to increase and the number of mortgage refinancings have started to decline, model inputs have been adjusted to align the MSRs fair value with market conditions.
The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2024	December 31, 2023
Fair value of residential mortgage servicing rights	$10,973	$11,221

Weighted average life (months)	28	28

Prepayment speed	8.29%	8.57%
Impact on fair value:
10% adverse change	$(253)	$(506)
20% adverse change	(496)	(973)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(404)	$(415)
20% adverse change	(781)	(799)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $236.6 million and $225.8 million of SBA loans, as of March 31, 2024 and December 31, 2023, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Balance at beginning of the period	$3,127	$2,404
Servicing rights capitalized	197	214
Amortization of servicing rights	(241)	(195)
Change in valuation allowance	176	129
Balance at end of the period	$3,259	$2,552
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Valuation allowance, beginning of period	$(268)	$(364)
Impairment	—	—
Recovery	176	129
Valuation allowance, end of period	$(92)	$(235)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2024, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 15.21% and a discount rate equal to 13.93%. At December 31, 2023, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 14.70% and a discount rate equal to 14.66%.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2024	December 31, 2023
Fair value of SBA loan servicing rights	$3,567	$3,376

Weighted average life (years)	3.3	3.8

Prepayment speed	15.21%	14.70%
Impact on fair value:
10% adverse change	$(143)	$(125)
20% adverse change	(275)	(241)

Discount rate	13.93%	14.66%
Impact on fair value:
10% adverse change	$(79)	$(74)
20% adverse change	(155)	(145)
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
The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	March 31, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$19,153	$—	$19,153	$—
U.S. government agency MBS	22,347	—	22,347	—
U.S. government agency CMO	23,119	—	23,119	—
State and municipal securities	35,731	—	35,731	—
U.S. Treasuries	30,318	30,318	—	—
Non-U.S. government agency CMO	13,061	—	13,061
Corporate bonds	7,267	—	7,267	—
Equity investments	2,092	—	2,092	—
Mortgage loans held for sale	29,124	—	29,124	—
Mortgage loans held for investment	13,139	—	13,139	—
Interest rate lock commitments	288	—	—	288
Forward commitments	—	—	—	—
Customer derivatives - interest rate swaps	3,758	—	3,758	—
Interest rate swaps	437	—	437	—
Total	$199,834	$30,318	$169,228	$288

Liabilities
Interest rate lock commitments	$84	$—	$—	$84
Customer derivatives - interest rate swaps	3,754	—	3,754	—
Risk Participation Agreements	5	—	5	—
Total	$3,843	$—	$3,759	$84

	December 31, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$16,824	$—	$16,824	$—
U.S. government agency MBS	22,634	—	22,634	—
U.S. government agency CMO	19,573	—	19,573	—
State and municipal securities	36,216	—	36,216	—
U.S. Treasuries	30,422	30,422	—	—
Non-U.S. government agency CMO	13,155	—	13,155	—
Corporate bonds	7,195	—	7,195	—
Equity investments	2,121	—	2,121	—
Mortgage loans held for sale	24,816	—	24,816	—
Mortgage loans held for investment	13,726	—	13,726	—
Interest rate lock commitments	214	—	—	214
Customer derivatives - interest rate swaps	3,528	—	3,528	—
Total	$190,424	$30,422	$159,788	$214

Liabilities
Interest rate lock commitments	$17	$—	$—	$17
Forward commitments	41	—	41	—
Customer derivatives - interest rate swaps	3,544	—	3,544	—
Risk Participation Agreements	11	—	11	—
Total	$3,613	$—	$3,596	$17
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023
Mortgage servicing rights	$8,314	$8,621
SBA loan servicing rights	3,259	3,127
Individually evaluated loans (1)
Commercial and industrial	7,905	9,818
Small business loans	5,735	3,134
Total	$25,213	$24,700

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. The increase in individually evaluated commercial and industrial loans noted above was due to reassessing how we evaluate the impairment on a loan relationship to now be based on the fair value of collateral.
The following table details the valuation techniques for Level 3 individually evaluated loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
March 31, 2024	$13,640	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
December 31, 2023	12,952	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
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
Individually Evaluated Loans
Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the Allowance policy.
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

The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

		March 31, 2024		December 31, 2023
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$23,027	$23,027	$56,697	$56,697
Mortgage loans held for sale	Level 2	29,124	29,124	24,816	24,816
Loans receivable, net of the allowance for credit losses	Level 3	1,943,176	1,889,637	1,882,080	1,832,558
Mortgage loans held for investment	Level 2	13,139	13,139	13,726	13,726
Financial liabilities:
Deposits	Level 2	$1,900,696	$1,888,300	$1,823,462	$1,834,700
Borrowings	Level 2	145,803	159,800	174,896	176,400
Subordinated debentures	Level 2	49,867	49,721	49,836	50,223
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended March 31,
(dollars in thousands)	2024	2023
Balance at beginning of the period	$214	$87
Increase in value	74	52
Balance at end of the period	$288	$139
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
March 31, 2024	$288	Market comparable pricing	Pull through	1 - 99%	79.83%
December 31, 2023	214	Market comparable pricing	Pull through	1 - 99%	79.48

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
In June 2023, the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments received on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the three months ended March 31, 2024 and March 31, 2023, approximately $749 thousand and zero respectively, net of tax, is recorded in total comprehensive income as unrealized gains. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2024. At March 31, 2024 and December 31, 2023, the combined notional amount of the interest rate swaps was $75.0 million and $75.0 million and the fair value was an asset of $437 thousand and a liability of $539 thousand, respectively.
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
The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		March 31, 2024		December 31, 2023
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$61,882	$288	$33,735	$214
Negative fair values	Other liabilities	15,943	(84)	5,399	(17)
Total		$77,825	$204	$39,134	$197

Forward Commitments
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	—	—	4,250	(41)
Total		$—	$—	$4,250	$(41)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$50,119	$3,758	$50,593	$3,528
Negative fair values	Other liabilities	50,119	(3,754)	50,593	(3,544)
Total		$100,238	$4	$101,186	$(17)

Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	7,051	(5)	7,082	(11)
Total		$7,051	$(5)	$7,082	$(11)

Interest Rate Swaps
Positive fair values	Other assets	$75,000	$437	$—	$—
Negative fair values	Other liabilities	—	—	75,000	(539)
Total		$75,000	$437	$75,000	$(539)

Total derivative financial instruments		$260,114	$640	$226,652	$(410)
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and (losses) on derivative financial instruments:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Interest Rate Lock Commitments	$7	$(37)
Forward Commitments	41	—
Customer Derivatives - Interest Rate Swaps	21	(28)
Risk Participation Agreements	6	(4)
Interest Rate Swaps	976	—
Net fair value gains (losses) on derivative financial instruments	$1,051	$(69)
Net realized losses on derivative hedging activities were $19 thousand and $0 for the three months ended March 31, 2024 and 2023, respectively, and are included in non-interest income in the consolidated statements of income.
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

	Segment Information
	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$16,592	$(6)	$23	$16,609	$17,627	$24	$26	$17,677
Provision for credit losses	2,866	—	—	2,866	1,399	—	—	1,399
Net interest income after provision	13,726	(6)	23	13,743	16,228	24	26	16,278

Non-interest Income
Mortgage banking income	88	—	3,546	3,634	58	—	3,214	3,272
Wealth management income	—	1,317	—	1,317	—	1,196	—	1,196
SBA loan income	986	—	—	986	713	—	—	713
Net change in fair values	28	—	(130)	(102)	(31)	—	78	47
Net gain on hedging activity	—	—	(19)	(19)	—	—	—	—
Other	772	—	1,396	2,168	689	—	721	1,410
Non-interest income	1,874	1,317	4,793	7,984	1,429	1,196	4,013	6,638
Non-interest expense	12,060	833	5,281	18,174	10,698	989	6,102	17,789
Income (loss) before income taxes	$3,540	$478	$(465)	$3,553	$6,959	$231	$(2,063)	$5,127

Total Assets	$2,219,626	$9,335	$63,962	$2,292,923	$2,171,679	$8,090	$50,014	$2,229,783

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in Meridian Corporation’s Annual Report on Form 10-K filed with the SEC.
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
Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.

Critical Accounting Policies and Estimates
Our critical accounting policies are described in detail in the "Critical Accounting Policies" section within Item 7 of our 2023 Annual Form Form 10-K. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. See Note 1, "Summary of Significant Accounting Policies" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and leases, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of March 31, 2024 compared to December 31, 2023 and the results of operations for the three months ended March 31, 2024 compared to the same period in 2023. More detailed information related to these highlights can be found in the sections that follow.
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
As a commercial bank, the majority of Meridian's deposit base is comprised of business deposits (52%), with consumer deposits amounting to 14% at March 31, 2024. Municipal deposits (10%) and brokered deposits (24%) provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At March 31, 2024, 65% of business accounts and 89% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 19% at March 31, 2024.

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
Changes in Financial Condition - March 31, 2024 Compared to December 31, 2023
•Total assets increased $46.7 million, or 2.1%, to $2.3 billion as of March 31, 2024.
•Portfolio loans increased $61.6 million, or 3.3%, to $2.0 billion as of March 31, 2024.
•Mortgage loans held for sale increased $4.3 million, or 17.4%, to $29.1 million at March 31, 2024.
•Total deposits increased $77.2 million or 4.2% to $1.9 billion at March 31, 2024.
•Non-interest bearing deposits decreased $18.7 million, or 7.8%, to $220.6 million as of March 31, 2024.
•The Corporation returned $1.4 million of capital to Meridian shareholders during the three months ended March 31, 2024 through a $0.125 quarterly dividend.

Three Month Results of Operations - March 31, 2024 Compared to the Same Period in 2023
•Net income was $2.7 million, or $0.24 per diluted share, down $1.3 million, or 33.4%, driven by an increase in interest expense and the provision for credit losses, partially offset by increases in interest income and non-interest income.
•The return on average assets and return on average equity were 0.47% and 6.73%, respectively, for the first quarter 2024, compared to 0.78% and 10.65%, respectively, for the first quarter 2023.
•Net interest margin decreased to 3.09% from 3.61% due to the impact of deposit and borrowing repricing outpacing the repricing of interest earnings assets, mainly loans.
•On January 1, 2023, the Corporation adopted the new accounting standard, referred to as CECL, which transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. Expected credit losses are estimated over the contractual term, adjusted for expected prepayments and recoveries, and take into account macroeconomic forecasts. The overall provision for credit losses increased $1.5 million when comparing the first quarter 2024 to the first quarter 2023. The increase was due to a $2.0 million increase in specific reserves, mainly on small business loans and existing non-accrual loans, combined with provisioning for loan growth and charge-offs, partially offset by a reduction of $508 thousand in the provision for unfunded loans.
•Non-interest income increased $1.3 million, or 20.3%, to $8.0 million driven by a $362 thousand increase in mortgage banking income, a $273 thousand increase in SBA loan income, a $121 thousand of an increase in wealth management fee income, and increase of $743 thousand in other income.
•Non-interest expense increased $385 thousand, or 2.2%, to $18.2 million due to increases of $675 thousand in professional fees and $385k in other expense, partially offset by a $488 thousand decrease in salaries and employee benefits.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended March 31,
	2024	2023
Return on average assets, annualized	0.47%	0.78%
Return on average equity, annualized	6.73%	10.65%
Net interest margin (tax effected yield)	3.09%	3.61%
Basic earnings per share	$0.24	$0.36
Diluted earnings per share	$0.24	$0.34
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Book value per common share	$14.30	$14.13
Tangible book value per common share (1)	$13.96	$13.78
Allowance as a percentage of loans and leases held for investment	1.18%	1.17%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value and PPP loans) (1)	1.19%	1.17%
Tier I capital to risk weighted assets	7.65%	7.90%
Tangible common equity to tangible assets ratio (1)	6.82%	6.87%
Loans and other finance receivables, net of fees and costs	$1,956,315	$1,895,806

Total assets	$2,292,923	$2,246,193
Total stockholders’ equity	$159,936	$158,022

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The table below present a summary for the three months ended March 31, 2024 and 2023, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The table below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended March 31,
(dollars in thousands)	2024			2023
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$21,985	$299	5.47%	$19,314	$215	4.51%
Federal funds sold	74	1	5.44	204	2	3.98
Investment securities - taxable	129,660	1,251	3.88	114,378	959	3.40
Investment securities - tax exempt (1)	57,797	405	2.82	62,839	427	2.76
Loans held for sale	19,509	323	6.66	15,403	217	5.71
Loans held for investment (1)	1,944,187	35,018	7.24	1,783,322	29,202	6.64
Total loans	1,963,696	35,341	7.24	1,798,725	29,419	6.63
Total interest-earning assets	2,173,212	37,297	6.90%	1,995,460	31,022	6.30%
Noninterest earning assets	95,835			93,139
Total assets	$2,269,047			$2,088,599
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$139,225	$1,367	3.95%	$232,089	$1,855	3.24%
Money market and savings deposits	773,123	7,855	4.09	648,911	4,477	2.80
Time deposits	677,920	8,170	4.85	582,534	5,115	3.56
Total interest - bearing deposits	1,590,268	17,392	4.40	1,463,534	11,447	3.17
Borrowings	196,909	2,435	4.97	100,054	1,237	5.01
Subordinated debentures	49,847	779	6.29	40,336	586	5.89
Total interest-bearing liabilities	1,837,024	20,606	4.51	1,603,924	13,270	3.36
Noninterest-bearing deposits	233,255			296,037
Other noninterest-bearing liabilities	38,946			35,459
Total liabilities	2,109,225			1,935,420
Total stockholders' equity	159,822			153,179
Total stockholders' equity and liabilities	$2,269,047			$2,088,599
Net interest income and spread (1)		$16,691	2.39		$17,752	2.94
Net interest margin (1)			3.09%			3.61%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate / Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2024 as compared to the same period in 2023, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	Three Months Ended March 31,
	2024 Compared to 2023
(dollars in thousands)	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$52	$32	$84
Federal funds sold	—	(1)	(1)
Investment securities - taxable	155	137	292
Investment securities - tax exempt (1)	13	(35)	(22)
Loans held for sale	42	64	106
Loans held for investment (1)	3,057	2,759	5,816
Total loans	3,099	2,823	5,922
Total interest income	$3,319	$2,956	$6,275
Interest expense:
Interest-bearing demand deposits	$362	$(850)	$(488)
Money market and savings deposits	2,404	974	3,378
Time deposits	2,122	933	3,055
Total interest - bearing deposits	4,888	1,057	5,945
Borrowings	—	1,198	1,198
Subordinated debentures	47	146	193
Total interest expense	$4,935	$2,401	$7,336
Interest differential	$(1,616)	$555	$(1,061)

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended March 31, 2024 Compared to the Same Period in 2023
For the three months ended March 31, 2024 as compared to the same period in 2023, tax-equivalent interest income increased $6.3 million as favorable rate and volume changes contributed $3.3 million, and $3.0 million, respectively, to interest income. The favorable change in rates led to increased yields on loans held for sale (up 95 basis points) and loans held for investment (up 60 basis points) that favorably impact interest income by $3.1 million, overall. The loans held for investment average balances increased $160.9 million, leading to a favorable volume impact on interest income of $2.8 million, while the increase in loans held for sale average balances of $4.1 million had an small but favorable impact to interest income of $64 thousand. Growth in the loans held for investment portfolio was led by average balance increases in commercial real estate ($179.0 million), residential real estate ($29.7 million), home equity loans ($15.3 million), commercial loans ($8.6 million), and SBA loans ($7.6 million).

On the funding side, overall interest expense increased $7.3 million, largely driven by the continuing impact that the Fed's rate hikes have had on the cost of deposits and borrowings. The cost of deposits were up across the board, leading to a $5.9 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 71 basis points, 129 basis points and 129 basis points, respectively, while the cost of borrowings decreased slightly by 4 basis points. Money market/savings accounts were the largest drivers of the interest expense increase due to volume as average balances on such accounts increased $124.2 million, while time deposit average balances increased $95.4 million, and the average balances on interest-bearing demand deposits decreased $92.9 million, while borrowings increased $96.9 million on average.

Overall, the $1.1 million decrease in net interest income over this period was driven by rate changes as the cost of interest bearing liabilities outpaced the increase in the yield on interest earning assets.

.

PROVISION FOR CREDIT LOSSES
Three Months Ended March 31, 2024 Compared to the Same Period in 2023
The overall provision for credit losses increased $1.5 million on a net basis for the three months ended March 31, 2024. The provision on funded loans increased $2.0 million over the three month comparable period in 2023 driven by an increase in specific reserves, mainly on small business loans and existing non-accrual loans, combined with provisioning for loan growth and charge-offs. The provision on unfunded loan commitments decreased over this period due to a decline in the baseline loss rate and certain macroeconomic factors.

Asset Quality Summary
The ratio of non-performing assets to total assets was 1.74% as of March 31, 2024, up from 1.58% reported as of December 31, 2023. Total non-performing loans of $38.2 million as of March 31, 2024, increased $4.5 million from $33.8 million as December 31, 2023. The changes were the result of risk rating downgrades of several SBA loans and small ticket equipment leases, partially offset by charge-offs as of March 31, 2024.
Meridian realized net charge-offs of 0.12% of total average loans for the three months ending March 31, 2024, which was up from 0.08% reported for the same period in 2023. Net charge-offs for the quarter ended March 31, 2024 were $2.3 million, compared to net charge-offs of $1.5 million for the quarter ended March 31, 2023. Net charge-offs for the current quarter comprised of $2.4 million in charge-offs, with $133 thousand in recoveries. A large percentage of charge-offs for the quarter ended March 31, 2024 continue to be from small ticket equipment leases, as the level of charge-offs in this portfolio increased by $684 thousand compared to the prior year comparable period, while we also realized $126 thousand of recoveries related to the equipment lease portfolio. There were also charge-offs of $87 thousand on SBA loans for the current quarter, while there were no SBA charge-offs from the prior year comparable period.
The ratio of allowance for credit losses to total loans held for investment, excluding loans at fair value and PPP loans (a non-GAAP measure, see reconciliation in the Appendix), was 1.19% as of March 31, 2024 and 1.17% as of December 31, 2023. As of March 31, 2024 there were specific reserves of $8.5 million against non-performing loans, an increase from $6.5 million as of December 31, 2023. During the quarter $1.6 million in specific reserves were established for SBA loan relationships along with smaller increases in specific reserves for other commercial loans.
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

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$571	$—
Home equity lines and loans	1,181	1,037
Residential mortgage	4,672	4,536
Construction	1,784	1,206
Total real estate loans	8,208	6,779
Commercial and industrial	15,307	15,413
Small business loans	12,746	9,440
Leases	1,984	2,131
Total nonaccrual loans	38,245	33,763
Other real estate owned	1,703	1,703
Total non-performing assets	$39,948	$35,466

Asset quality ratios:
Non-performing assets to total assets	1.74%	1.58%
Non-performing loans to:
Total loans and leases	1.93%	1.76%
Total loans held-for-investment	1.95%	1.78%
Total loans held-for-investment (excluding loans at fair value) (1)	1.97%	1.79%
Allowance for credit losses to (2):
Total loans and leases	1.17%	1.15%
Total loans held-for-investment	1.18%	1.17%
Total loans held-for-investment (excluding loans at fair value) (1)	1.19%	1.17%
Non-performing loans	60.59%	65.48%

Total loans and leases	$1,985,439	$1,920,622
Total loans and leases held-for-investment	1,956,315	1,895,806
Total loans and leases held-for-investment (excluding loans at fair value)	1,943,176	1,882,080
Allowance for credit losses	23,171	22,107

(1) The allowance for credit losses to total loans held-for-investment (excluding loans at fair value) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

NON-INTEREST INCOME
Three Months Ended March 31, 2024 Compared to the Same Period in 2023
The following table presents the components of non-interest income for the periods indicated:

	Quarter Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Mortgage banking income	$3,634	$3,272	$362	11.1%
Wealth management income	1,317	1,196	121	10.1%
SBA loan income	986	713	273	38.3%
Earnings on investment in life insurance	207	192	15	7.8%
Net change in the fair value of derivative instruments	75	(69)	144	(208.7)%
Net change in the fair value of loans held-for-sale	(2)	(1)	(1)	100.0%
Net change in the fair value of loans held-for-investment	(175)	117	(292)	(249.6)%
Net (loss) gain on hedging activity	(19)	—	(19)	#DIV/0!
Other	1,961	1,218	743	61.0%
Total non-interest income	$7,984	$6,638	$1,346	20.3%
Total non-interest income increased $1.3 million due largely to improved income from our mortgage segment, despite the continued impact of the higher rate environment and a lack of housing inventory. Mortgage loan originations increased $4.0 million to $146.8 million when comparing the quarter ended March 31, 2024 to the quarter ended March 31, 2023. SBA loan income increased $273 thousand over this period as the value of SBA loans sold for the quarter-ended March 31, 2024 was $4.6 million, or 42.3%, higher than the quarter-ended March 31, 2023, the gross margin on sale was 8.1% for the quarter-ended March 31, 2024 compared to 7.7% for the quarter-ended March 31, 2023, helping to generate nearly $1 million in SBA loan income for the quarter.
The net change in the fair value of loans held-for-investment declined to a loss of $175 thousand for the quarter ended March 31, 2024, compared to a gain of $117 thousand for the comparable prior year quarter, due to the negative impact the rising interest rate environment had on the fair value of the loans in portfolio that are held at fair value. Other non-interest income increased due to an increase in FHLB stock income, increases in broker fees and other mortgage segment related income, partially offset by a decline in swap fee income as no new swaps were entered into in the current quarter.

NON-INTEREST EXPENSE
Three Months Ended March 31, 2024 Compared to the Same Period in 2023
The following table presents the components of non-interest expense for the periods indicated:

	Quarter Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Salaries and employee benefits	$10,573	$11,061	$(488)	(4.4)%
Occupancy and equipment	1,233	1,244	(11)	(0.9)%
Professional fees	1,498	823	675	82.0%
Advertising and promotion	748	861	(113)	(13.1)%
Data processing and software	1,532	1,432	100	7.0%
Pennsylvania bank shares tax	274	245	29	11.8%
Other	2,316	2,123	193	9.1%
Total non-interest expense	$18,174	$17,789	$385	2.2%
Total non-interest expense increased $385 thousand, or 2.2%, largely attributable to an increase in professional fees, data processing and software expense, and other non-interest expense, partially offset by a decrease in salaries and employee benefits expense.
Professional fees increased $675 thousand over this period due to an increase in loan and lease workout expenses. Professional fees were also impacted by system conversion fees for a new loan servicing platform for our mortgage segment and other mortgage segment related consulting and legal expense. Data processing and software expense increased $100 thousand due to cybersecurity improvements, cloud-based costs, other software upgrades, and an increase in customer account volume, all as a result of growth.
Salaries and employee benefits decreased $488 thousand due largely to cost reduction efforts in the mortgage segment over the last few quarters combined with the impact of lower mortgage loan originations and sales volume. Other non-interest expense increased

$193 thousand due largely to an increase in FDIC insurance expense, which reflected the new 2 basis point increase in assessment, and an increase in certain commercial and consumer related loan expenses due to portfolio growth.

INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 2024 was $877 thousand, as compared to $1.1 million for the same period in 2023. Our effective tax rate was 24.7% for the three months ended March 31, 2024 and 21.6% for the three months ended March 31, 2023. While income tax expense decreased primarily due to the decrease in income before income taxes, the effective tax rate increased slightly due to the impact of additional nondeductible expense, partially offset by an increase in tax-free bank owned life insurance income.

BALANCE SHEET ANALYSIS
As of March 31, 2024, total assets were $2.3 billion which increased $46.7 million, or 2.1%, from December 31, 2023. This growth in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Mortgage loans held for sale	$29,124	$24,816	$4,308	17.4%
Real estate loans:
Commercial mortgage	763,356	737,863	25,493	3.5
Home equity lines and loans	76,746	76,287	459	0.6
Residential mortgage	262,837	260,604	2,233	0.9
Construction	263,072	246,440	16,632	6.7
Total real estate loans	1,366,011	1,321,194	44,817	3.4

Commercial and industrial	328,148	302,891	25,257	8.3
Small business loans	146,604	142,342	4,262	3.0
Consumer	381	389	(8)	(2.1)
Leases, net	108,892	121,632	(12,740)	(10.5)
Total portfolio loans and leases	$1,950,036	$1,888,448	$61,588	3.3
Total loans and leases	$1,979,160	$1,913,264	$65,896	3.4%
Portfolio loans increased $61,588, to $2.0 billion as of March 31, 2024, from $1.9 billion as of December 31, 2023. Overall portfolio loan growth was 3.3% since December 31, 2023, or 13.0% on an annualized basis for 2024. Commercial real estate loans increased $25.5 million, or 3.5%, commercial and industrial loans increased $25.3 million, or 8.3%, and construction loans increased $16.6 million, or 6.7%.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Noninterest-bearing deposits	$220,581	$239,289	$(18,708)	(7.8)%
Interest-bearing deposits:
Interest-bearing demand deposits	121,204	150,898	(29,694)	(19.7)%
Money market and savings deposits	797,525	747,803	49,722	6.6%
Time deposits	761,386	685,472	75,914	11.1%
Total interest-bearing deposits	$1,680,115	$1,584,173	$95,942	6.1%
Total deposits	$1,900,696	$1,823,462	$77,234	4.2%
Total deposits increased $77.2 million, or 4.2%, since December 31, 2023. Noninterest-bearing deposits and interest-bearing accounts decreased $18.7 million, and $29.7 million, respectively, during the period. This decline was largely due to customer preference for money market deposits which carry higher interest rates than interest-bearing demand deposits. Time deposits grew $75.9 million, or 11.1%, from retail and wholesale efforts as customers prefer the higher term interest rates. Included in time deposits as of March 31, 2024, and December 31, 2023, are $476.0 million and $429.9 million of brokered deposits, respectively, which comprise 26.3% and 21.9% of total deposits as of these dates.

Capital
Consolidated stockholders’ equity of the Corporation was $159.9 million, or 7.0% of total assets as of March 31, 2024, as compared to $158.0 million, or 7.0% of total assets as of December 31, 2023. On April 25, 2024, the Board of Directors declared a quarterly cash dividend of $0.125 per common share payable May 20, 2024 to shareholders of record as of May 13, 2024.
The March 31, 2024 tangible common equity to tangible assets ratio (a non-GAAP measure) was 8.9% for the Bank, compared to 8.94% at December 31, 2023. Tangible book value per share (a non-GAAP measure) was $13.96 as of March 31, 2024, compared with $13.78 as of December 31, 2023. A reconciliation of these non-GAAP measures is below.
The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Bank		Well-capitalized minimum
	March 31, 2024	December 31, 2023
Tier 1 leverage ratio	9.42%	9.46%	5.00%
Common tier 1 risk-based capital ratio	9.87%	10.10%	6.50%
Tier 1 risk-based capital ratio	9.87%	10.10%	8.00%
Total risk-based capital ratio	10.95%	11.17%	10.00%
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.42% and 9.46% at March 31, 2024 and December 31, 2023, respectively. The Corporation is exempt from CBLR.
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

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs and has access to approximately $1.0 billion in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $6.5 million at March 31, 2024. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2024, Meridian’s maximum borrowing capacity with the FHLB was $656.0 million. At March 31, 2024, Meridian had borrowed $145.8 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $156.0 million against its available credit lines. At March 31, 2024, Meridian also had available $49.0 million of unsecured federal funds lines of credit with other financial institutions as well as $149.0 million of available short or long term funding through the CDARS program and $326.5 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of March 31, 2024, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $3.5 million and $7.0 million for the three months ended March 31, 2024 and 2023, respectively. The Banking Segment provided 99.6% and 135.7% of the Corporation’s pre-tax profit for the three months ended March 31, 2024, and 2023, respectively.
The Wealth Management Segment recorded income before tax of $478 thousand and $231 thousand for the three months ended March 31, 2024 and 2023, respectively. The increase in income in this segment was the result of improved market conditions over the period.

The Mortgage Banking Segment recorded losses before tax of $465 thousand and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. Mortgage Banking income and expenses related to loan originations and sales decreased due to lower origination volume in the higher rate environment. Originations have been significantly impacted by a lack of homes for sale.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2024 were $540.3 million as compared to $517.7 million at December 31, 2023.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2024 amounted to $10.9 million as compared to $10.9 million at December 31, 2023.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased 3 loans totaling $589 thousand for the three months ended March 31, 2024, while we did not repurchase any loans for the three months ended March 31, 2023.

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
The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands, except share data)	March 31, 2024	December 31, 2023
Total stockholders' equity (GAAP)	$159,936	$158,022
Less: Goodwill and intangible assets	3,819	3,870
Tangible common equity (non-GAAP)	156,117	154,152

Total assets (GAAP)	2,292,923	2,246,193
Less: Goodwill and intangible assets	3,819	3,870
Tangible assets (non-GAAP)	$2,289,104	$2,242,323

Stockholders' equity to total assets (GAAP)	6.98%	7.04%
Tangible common equity to tangible assets (non-GAAP)	6.82%	6.87%

Shares outstanding	11,186	11,183

Book value per share (GAAP)	$14.30	$14.13
Tangible book value per share (non-GAAP)	$13.96	$13.78

The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at March 31, 2024. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued and the impact of PPP loans as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	March 31, 2024	December 31, 2023
Allowance for credit losses	$23,171	$22,107

Loans, net of fees and costs (GAAP)	1,956,315	1,895,806
Less: Loans fair valued	(13,139)	(13,726)
Loans, net of fees and costs, excluding loans at fair value (non-GAAP)	$1,943,176	$1,882,080

Allowance for credit losses, net of fees and costs (GAAP)	1.18%	1.17%
Allowance for credit losses, net of fees and costs, excluding loans at fair value (non-GAAP)	1.19%	1.17%

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

	March 31,
Changes in Market Interest Rates	2024	2023
+300 basis points over next 12 months	1.30%	1.58%
+200 basis points over next 12 months	1.12%	1.21%
+100 basis points over next 12 months	0.73%	0.76%
No Change
-100 basis points over next 12 months	(1.85)%	(1.80)%
-200 basis points over next 12 months	(3.23)%	(3.19)%
-300 basis points over next 12 months	(4.68)%	(4.67)%
The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2024. In its current position, the table indicates that net interest income will fluctuate between 0.73% and (1.85%) in an up or down 100 basis point environment over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

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

	March 31,
Changes in Market Interest Rates	2024	2023
+300 basis points	(5)%	3%
+200 basis points	(2)%	4%
+100 basis points	—%	3%
No Change
-100 basis points	(3)%	(10)%
-200 basis points	(10)%	(25)%
-300 basis points	(23)%	(48)%
This economic value of equity profile at March 31, 2024 suggests that we would experience a slightly negative effect from an increase or decrease in rates, and the impact would worsen as rates continued to move downward. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2024 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual
Report on Form 10-K for the year ended December 31, 2023.
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

Date:	May 9, 2024	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)