Form 10-Q
period 2024-06-30
Meridian Corp
filed 2024-08-09
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2024 there were 11,190,875 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period
LGD	Loss given default

LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	June 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$8,457	$10,067
Interest-bearing deposits at other banks	15,601	46,630
Cash and cash equivalents	24,058	56,697
Securities available-for-sale, at fair value (amortized cost of $169,751 and $156,492, respectively)	159,141	146,019
Securities held-to-maturity, at amortized cost (fair value of $31,695 and $32,730, respectively)	35,089	35,781
Equity investments	2,088	2,121
Mortgage loans held for sale	54,278	24,816
Loans and other finance receivables, net of fees and costs	1,988,535	1,895,806
Allowance for credit losses	(21,703)	(22,107)
Loans and other finance receivables, net of the allowance for credit losses	1,966,832	1,873,699
Restricted investment in bank stock	10,044	8,072
Bank premises and equipment, net	13,114	13,557
Bank owned life insurance	29,267	28,844
Accrued interest receivable	9,973	9,325
Other real estate owned	1,862	1,703
Deferred income taxes	3,950	4,201
Servicing assets	11,341	11,748
Goodwill	899	899
Intangible assets	2,869	2,971
Other assets	26,779	25,740
Total assets	$2,351,584	$2,246,193
Liabilities:
Deposits:
Non-interest bearing	$224,040	$239,289
Interest bearing	1,691,396	1,584,173
Total deposits	1,915,436	1,823,462
Borrowings	187,260	174,896
Subordinated debentures	49,897	49,836
Accrued interest payable	7,709	10,324
Other liabilities	28,900	29,653
Total liabilities	2,189,202	2,088,171
Stockholders’ equity:
Common stock, $1 par value per share. 25,000,000 shares authorized; 13,194,058 and 13,186,198 shares issued and 11,190,875 and 11,183,015 shares outstanding, respectively	13,194	13,186
Surplus	80,639	80,325
Treasury stock, 2,003,183 shares, at cost	(26,079)	(26,079)
Unearned common stock held by employee stock ownership plan	(1,204)	(1,204)
Retained earnings	104,420	101,216
Accumulated other comprehensive loss	(8,588)	(9,422)
Total stockholders’ equity	162,382	158,022
Total liabilities and stockholders’ equity	$2,351,584	$2,246,193
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans and other finance receivables, including fees	$36,486	$32,215	$71,825	$61,632
Securities - taxable	1,324	992	2,575	1,951
Securities - tax-exempt	324	351	649	705
Cash and cash equivalents	331	278	631	495
Total interest income	38,465	33,836	75,680	64,783
Interest expense:
Deposits	18,991	14,023	36,383	25,470
Borrowings and subordinated debentures	2,628	2,715	5,842	4,538
Total interest expense	21,619	16,738	42,225	30,008
Net interest income	16,846	17,098	33,455	34,775
Provision for credit losses	2,680	705	5,546	2,104
Net interest income after provision for credit losses	14,166	16,393	27,909	32,671
Non-interest income:
Mortgage banking income	5,420	5,050	9,054	8,322
Wealth management income	1,444	1,235	2,761	2,431
SBA loan income	785	1,767	1,771	2,480
Earnings on investment in life insurance	215	193	422	385
Net change in the fair value of derivative instruments	203	183	278	114
Net change in the fair value of loans held-for-sale	(29)	(199)	(31)	(200)
Net change in the fair value of loans held-for-investment	(24)	(219)	(199)	(102)
Net loss on hedging activity	(63)	(1)	(82)	(1)
Net loss on sale of investment securities available-for-sale	—	(54)	—	(54)
Other	1,293	1,169	3,254	2,387
Total non-interest income	9,244	9,124	17,228	15,762
Non-interest expense:
Salaries and employee benefits	11,437	12,152	22,010	23,213
Occupancy and equipment	1,230	1,140	2,463	2,384
Professional fees	1,029	1,004	2,527	1,827
Data processing and software	1,506	1,681	3,038	3,113
Advertising and promotion	989	1,091	1,737	1,952
Pennsylvania bank shares tax	274	245	548	490
Other	2,553	2,302	4,869	4,425
Total non-interest expense	19,018	19,615	37,192	37,404
Income before income taxes	4,392	5,902	7,945	11,029
Income tax expense	1,066	1,257	1,943	2,363
Net income	$3,326	$4,645	$6,002	$8,666
Basic earnings per common share	$0.30	$0.42	$0.54	$0.78
Diluted earnings per common share	$0.30	$0.41	$0.54	$0.75
Basic weighted average shares outstanding	11,096	11,062	11,092	11,167
Diluted weighted average shares outstanding	11,150	11,304	11,178	11,494
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income:	$3,326	$4,645	$6,002	$8,666

Net change in unrealized gains (losses) on investment securities available for sale:
Change in fair value of investment securities, net of tax of $53 and $(371), $(31) and $83 respectively	206	(1,356)	(106)	292
Reclassification adjustment for net losses realized in net income, net of tax effect of $0, $11, $0, and 11, respectively,	—	43	—	43
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $7 and $6, $14 and $12 respectively	22	23	44	45
Unrealized investment gains (losses), net of tax effect of $60 and $(353),$(17) and $107 respectively	$228	$(1,290)	$(62)	$380
Net change in unrealized gains on interest rate swaps used in cash flow hedges, net of tax effect of $43 , $97, $260 and $97, respectively	133	338	896	338
Total other comprehensive income (loss)	$361	$(952)	$834	$718
Total comprehensive income	$3,687	$3,693	$6,836	$9,384
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended June 30, 2024
Balance at April 1, 2024	$13,189	$80,487	$(26,079)	$(1,204)	$102,492	$(8,949)	$159,936
Net income	—	—	—	—	3,326	—	3,326
Other comprehensive income	—	—	—	—	—	361	361
Dividends declared ($0.125 per share)	—	—	—	—	(1,398)	—	(1,398)
Common stock issued through share-based awards and exercises	5	41	—	—	—	—	46
Stock based compensation expense	—	111	—	—	—	—	111
Balance at June 30, 2024	$13,194	$80,639	$(26,079)	$(1,204)	$104,420	$(8,588)	$162,382

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Six Months Ended June 30, 2024
Balance at January 1, 2024	$13,186	$80,325	$(26,079)	$(1,204)	$101,216	$(9,422)	$158,022
Net income	—	—	—	—	6,002	—	6,002
Other comprehensive income	—	—	—	—	—	834	834
Dividends declared ($0.250 per share)	—	—	—	—	(2,798)	—	(2,798)
Common stock issued through share-based awards and exercises	8	61	—	—	—	—	69
Stock based compensation expense	—	253	—	—	—	—	253
Balance at June 30, 2024	$13,194	$80,639	$(26,079)	$(1,204)	$104,420	$(8,588)	$162,382

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended June 30, 2023
Balance at April 1, 2023	$13,180	$79,473	$(24,512)	$(1,403)	$96,180	$(9,869)	$153,049
Net income	—	—	—	—	4,645	—	4,645
Other comprehensive loss	—	—	—	—	—	(952)	(952)
Dividends declared ($0.125 per share)	—	—	—	—	(1,391)	—	(1,391)
Net purchase of treasury stock through publicly announced plans (127,849 shares)	—	—	(1,567)	—	—	—	(1,567)
Common stock issued through share-based awards and exercises	1	20	—	—	—	—	21
Stock based compensation expense	—	157	—	—	—	—	157
Balance at June 30, 2023	$13,181	$79,650	$(26,079)	$(1,403)	$99,434	$(10,821)	$153,962

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Six Months Ended June 30, 2023
Balance at January 1, 2023	$13,156	$79,072	$(21,821)	$(1,403)	$95,815	$(11,539)	$153,280
Adjustment to initially apply ASU No. 2016-13 for CECL, net of tax	—	—	—	—	(2,228)	—	(2,228)
Net income	—	—	—	—	8,666	—	8,666
Other comprehensive income	—	—	—	—	—	718	718
Dividends declared ($0.250 per share)	—	—	—	—	(2,819)	—	(2,819)
Net purchase of treasury stock through publicly announced plans (312,447 shares)	—	—	(4,258)	—	—	—	(4,258)
Common stock issued through share-based awards and exercises	25	144	—	—	—	—	169
Stock based compensation expense	—	434	—	—	—	—	434
Balance at June 30, 2023	$13,181	$79,650	$(26,079)	$(1,403)	$99,434	$(10,821)	$153,962
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(dollars in thousands)	2024	2023
Net income	$6,002	$8,666
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of investment securities	—	54
Net amortization of investment premiums and discounts and change in fair value of equity securities	1,009	498
Depreciation and amortization (accretion), net	1,808	145
Provision for credit losses	5,546	2,104
Amortization of issuance costs on subordinated debt	61	56
Stock based compensation	253	434
Net change in fair value of derivative instruments	(278)	(114)
Net change in fair value of loans held for sale	31	200
Net change in fair value of loans held for investment	199	102
Amortization and net impairment of servicing rights	369	180
SBA loan income	(1,771)	(2,480)
Proceeds from sale of loans	341,743	306,003
Loans originated for sale	(362,144)	(316,437)
Mortgage banking income	(9,054)	(8,322)
Increase in accrued interest receivable	(648)	(288)
Increase in other assets	(703)	(3,354)
Earnings from investment in bank owned life insurance	(422)	(385)
Decrease (increase) in deferred income tax	35	(100)
(Decrease) increase in accrued interest payable	(2,615)	3,223
Decrease in other liabilities	(336)	(1,730)
Net cash used in operating activities	$(20,915)	$(11,545)

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	6,989	4,590
Sales	—	13,514
Purchases	(21,087)	(11,571)
Activity in held-to-maturity securities:
Maturities, repayments and calls	555	865
Increase in restricted stock	(1,972)	(2,226)
Net increase in loans	(95,854)	(120,124)
Purchases of premises and equipment	(1,964)	(601)
Net cash used in investing activities	$(113,333)	$(115,553)

Cash flows from financing activities:
Net increase in deposits	91,974	70,126
Increase in short-term borrowings	1,770	69,122
Increase in long-term debt	10,594	3,432
Repayment of subordinated debt	—	(54)
Net purchase of treasury stock	—	(4,259)
Dividends paid	(2,798)	(2,819)
Share based awards and exercises	69	25
Net cash provided by financing activities	$101,609	$135,573

Net change in cash and cash equivalents	(32,639)	8,475
Cash and cash equivalents at beginning of period	56,697	38,391
Cash and cash equivalents at end of period	$24,058	$46,866

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44,840	$26,785
Income taxes	707	308

Supplemental disclosure of cash flow information:
Transfers from loans held for sale to loans held for investment	—	351
Net loans sold, not settled	—	9,205
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
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any other period.

Pronouncements Adopted in 2024
The following pronouncements were adopted in 2024, but did not have a material impact on our consolidated financial statements.

•FASB ASU 2020-06, “Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”

•FASB ASU 2023-02, "Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method"

Pronouncements Not Yet Effective as of June 30, 2024:

FASB ASU 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures”
The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Corporation is currently evaluating the impact on its disclosures.
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

FASB ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative".
This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. For entities subject to the SEC's existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity.

(2)    Earnings per Common Share
Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period reduced by unearned ESOP Plan shares and treasury shares. Diluted earnings per common share takes into account the potential dilution computed pursuant to the treasury stock method that could occur if stock options were exercised and converted into common stock, and if restricted stock awards were vested. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Numerator for earnings per share:
Net income available to common stockholders	$3,326	$4,645	$6,002	$8,666

Denominators for earnings per share:
Weighted average shares outstanding	11,247	11,240	11,246	11,348
Average unearned ESOP shares	(151)	(178)	(154)	(181)
Basic weighted averages shares outstanding	11,096	11,062	11,092	11,167
Dilutive effects of assumed exercises of stock options	54	72	86	165
Dilutive effects of SERP shares	—	170	—	162
Diluted weighted averages shares outstanding	11,150	11,304	11,178	11,494

Basic earnings per share	$0.30	$0.42	$0.54	$0.78
Diluted earnings per share	$0.30	$0.41	$0.54	$0.75
Antidilutive shares excluded from computation of average dilutive earnings per share	587	512	587	507

(3)    Securities
The following tables presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	June 30, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$19,839	$58	$(132)	$—	$19,765	10
U.S. government agency MBS	22,200	174	(472)	—	21,902	13
U.S. government agency CMO	28,851	—	(2,264)	—	26,587	34
State and municipal securities	41,224	—	(4,298)	—	36,926	32
U.S. Treasuries	32,984	—	(2,513)	—	30,471	25
Non-U.S. government agency CMO	15,663	81	(487)	—	15,257	12
Corporate bonds	8,990	82	(839)	—	8,233	13
Total securities available-for-sale	$169,751	$395	$(11,005)	$—	$159,141	139

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$35,089	$9	$(3,403)	$—	$31,695	21
Total securities held-to-maturity	$35,089	$9	$(3,403)	$—	$31,695	21

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$17,012	$25	$(213)	$—	$16,824	11
U.S. government agency MBS	22,750	364	(480)	—	22,634	14
U.S. government agency CMO	21,850	—	(2,277)	—	19,573	30
State and municipal securities	40,093	—	(3,877)	—	36,216	31
U.S. Treasuries	32,982	—	(2,560)	—	30,422	25
Non-U.S. government agency CMO	13,605	102	(552)	—	13,155	9
Corporate bonds	8,200	—	(1,005)	—	7,195	13
Total securities available-for-sale	$156,492	$491	$(10,964)	$—	$146,019	133

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$35,781	$52	$(3,103)	$—	$32,730	21
Total securities held-to-maturity	$35,781	$52	$(3,103)	$—	$32,730	21
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at June 30, 2024, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities warranted an ACL.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	June 30, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$7,348	$(31)	$4,019	$(101)	$11,367	$(132)
U.S. government agency MBS	3,577	(90)	8,156	(382)	11,733	(472)
U.S. government agency CMO	7,771	(50)	18,816	(2,214)	26,587	(2,264)
State and municipal securities	1,491	(5)	35,435	(4,293)	36,926	(4,298)
U.S. Treasuries	—	—	30,471	(2,513)	30,471	(2,513)
Non-U.S. government agency CMO	5,402	(22)	5,566	(465)	10,968	(487)
Corporate bonds	—	—	7,362	(839)	7,362	(839)
Total securities available-for-sale	$25,589	$(198)	$109,825	$(10,807)	$135,414	$(11,005)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,047	$(21)	$29,339	$(3,382)	$30,386	$(3,403)
Total securities held-to-maturity	$1,047	$(21)	$29,339	$(3,383)	$30,386	$(3,403)

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$4,981	$(25)	$6,195	$(188)	$11,176	$(213)
U.S. government agency MBS	4,864	(35)	8,170	(445)	13,034	(480)
U.S. government agency CMO	2,687	(36)	16,886	(2,241)	19,573	(2,277)
State and municipal securities	—	—	36,216	(3,877)	36,216	(3,877)
U.S. Treasuries	—	—	30,422	(2,560)	30,422	(2,560)
Non-U.S. government agency CMO	1,127	(4)	6,065	(548)	7,192	(552)
Corporate bonds	907	(93)	6,288	(912)	7,195	(1,005)
Total securities available-for-sale	$14,566	$(193)	$110,242	$(10,771)	$124,808	$(10,964)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,021	$(6)	$29,404	$(3,097)	$30,425	$(3,103)
Total securities held-to-maturity	$1,021	$(6)	$29,404	$(3,097)	$30,425	$(3,103)
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2024
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	32,984	30,471	3,225	3,200
Due after five years through ten years	18,451	17,131	5,775	4,835
Due after ten years	51,602	47,793	26,089	23,660
Subtotal	103,037	95,395	35,089	31,695
Mortgage-related securities	66,714	63,746	—	—
Total	$169,751	$159,141	$35,089	$31,695
There were no sales of investment securities available for sale for the three and six month ended June 30, 2024. Proceeds from sales of investments for the three and six months ended June 30, 2023 was $13.5 million with $54 thousand in gross losses recognized.

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
For the three and six months ended June 30, 2024 and 2023, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.

Pledged Securities
As of June 30, 2024 and December 31, 2023, securities having a carrying value of $54.3 million and $60.1 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023
Real estate loans:
Commercial mortgage	$775,298	$737,863
Home equity lines and loans	83,828	76,287
Residential mortgage	259,469	260,604
Construction	262,624	246,440
Total real estate loans	1,381,219	1,321,194
Commercial and industrial	352,471	302,891
Small business loans	151,458	142,342
Consumer	369	389
Leases, net	97,624	121,632
Total loans and other finance receivables	$1,983,141	$1,888,448

Balances included in loans and other finance receivables, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$12,900	$13,726
Residential mortgage real estate loans accounted under fair value option, at amortized cost	15,609	16,198
Unearned lease income included in leases, net	(13,404)	(19,210)
Unamortized net deferred loan origination costs	$5,394	$7,358
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
Nonaccrual and Past Due Loans
The following tables present an aging of the Corporation’s loans at the dates indicated:

	June 30, 2024
(dollars in thousands)	30-89 days past due	Current	Total accruing loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$864	$774,434	$775,298	$—	$775,298	0.11%
Home equity lines and loans	136	82,523	82,659	1,169	83,828	1.56
Residential mortgage (1)	3,468	251,233	254,701	4,768	259,469	3.17
Construction	4,945	255,895	260,840	1,784	262,624	2.56
Commercial and industrial	—	339,124	339,124	13,347	352,471	3.79
Small business loans	—	137,185	137,185	14,273	151,458	9.42
Consumer	—	369	369	—	369	—
Leases, net	1,359	93,965	95,324	2,300	97,624	3.75%
Total	$10,772	$1,934,728	$1,945,500	$37,641	$1,983,141	2.44%

(1) Includes $12.9 million of loans at fair value of which $12.4 million are current, $0 are 30-89 days past due and $451 thousand are nonaccrual.

	December 31, 2023
(dollars in thousands)	30-89 days past due	Current	Total accruing loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$571	$737,292	$737,863	$—	$737,863	0.08%
Home equity lines and loans	566	74,684	75,250	1,037	76,287	2.10
Residential mortgage (1)	1,103	254,965	256,068	4,536	260,604	2.16
Construction	—	245,234	245,234	1,206	246,440	0.49
Commercial and industrial	—	287,478	287,478	15,413	302,891	5.09
Small business loans	1,499	131,403	132,902	9,440	142,342	7.69
Consumer	—	389	389	—	389	—
Leases, net	2,197	117,304	119,501	2,131	121,632	3.56%
Total	$5,936	$1,848,749	$1,854,685	$33,763	$1,888,448	2.10%

(1) Includes $13.7 million of loans at fair value of which $12.9 million are current, $0 are 30-89 days past due and $786 thousand are nonaccrual.

There were no loans in the tables above as of June 30, 2024 or December 31, 2023 that were 90+days past due and still accruing interest.
Subsequent Event
On July 17, 2024 Meridian repurchased, at a discount of $575 thousand, the remaining balance of a commercial loan participation to another bank. The impact of this loan repurchase increased the balance of non-performing loans by $2.1 million and also increased the ACL by approximately the amount of the discount. In addition to the value created by the discount, this transaction will streamline collection and workout efforts.
Foreclosed and Repossessed Assets
At June 30, 2024 and December 31, 2023, there were 4 consumer mortgage loans secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $1.3 million and $937 thousand, respectively, for which formal foreclosure proceedings were in process.
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
Past Due and Nonaccrual Status
The following tables presents the amortized costs basis of loans and leases on nonaccrual status and loans 90 days or more past due and still accruing, net of fees and costs as of June 30, 2024 and December 31, 2023. As of this date here were no loans 90 days or more past due and still accruing.

	June 30, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual
Commercial mortgage	$—	$—	$—	$—	$—	$—
Home equity lines and loans	1,169	—	1,169	1,037	—	1,037
Residential mortgage	4,487	281	4,768	4,536	—	4,536
Construction	1,784	—	1,784	1,206	—	1,206
Commercial and industrial	433	12,914	13,347	3,343	12,070	15,413
Small business loans	3,821	10,452	14,273	3,607	5,833	9,440
Leases, net	2,300	—	2,300	2,131	—	2,131
Total	$13,994	$23,647	$37,641	$15,860	$17,903	$33,763

Collateral-dependent Loans
The following tables presents the amortized cost basis of non-accruing collateral-dependent loans by class or loans as of June 30, 2024 and December 31, 2023 under the current expected credit loss model:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Real estate	Equipment and other	Total	Real estate	Equipment and other	Total
Commercial mortgage	$—	$—	$—	$—	$—	$—
Home equity lines and loans	1,169	—	1,169	1,037	—	1,037
Residential mortgage	4,768	—	4,768	4,536	—	4,536
Construction	1,784	—	1,784	1,206	—	1,206
Commercial and industrial	1,598	11,749	13,347	1,890	13,523	15,413
Small business loans	11,250	3,023	14,273	6,320	3,120	9,440
Leases, net	—	2,300	2,300	—	2,131	2,131
Total	$20,569	$17,072	$37,641	$14,989	$18,774	$33,763
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

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three and six months ended June 30, 2024 and June 30, 2023 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2023):

	Three Months Ended June 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,179	$—	$—	$(503)	$3,676
Home equity lines and loans	958	(86)	26	216	1,114
Residential mortgage	1,177	—	—	(118)	1,059
Construction	583	—	—	8	591
Commercial and industrial	5,083	(1,620)	—	1,348	4,811
Small business loans	7,805	(1,392)	64	1,021	7,498
Consumer	1	—	1	(2)	—
Leases, net	3,385	(1,254)	147	676	2,954
Total	$23,171	$(4,352)	$238	$2,646	$21,703

	Six Months Ended June 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,375	$—	$—	$(699)	$3,676
Home equity lines and loans	998	(86)	27	175	1,114
Residential mortgage	1,020	—	—	39	1,059
Construction	485	—	—	106	591
Commercial and industrial	4,518	(1,828)	2	2,119	4,811
Small business loans	7,005	(1,479)	67	1,905	7,498
Consumer	—	(1)	2	(1)	—
Leases, net	3,706	(3,402)	273	2,377	2,954
Total	$22,107	$(6,796)	$371	$6,021	$21,703

	Three Months Ended June 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,475	$—	$—	$(226)	$3,249
Home equity lines and loans	615	(54)	1	228	790
Residential mortgage	868	—	—	179	1,047
Construction	1,119	—	—	175	1,294
Commercial and industrial	2,733	—	17	(509)	2,241
Small business loans	6,316	(326)	—	878	6,868
Consumer	—	—	1	(1)	—
Leases, net	5,316	(775)	149	63	4,753
Total	$20,442	$(1,155)	$168	$787	$20,242

	Six Months Ended June 30, 2023
(dollars in thousands)	Beginning Balance	Adjustment to initially apply ASU No. 2016-13 for CECL	Charge-offs	Recoveries	Provision (Reversal)	Ending balance
Commercial mortgage	$4,095	$(526)	$—	$—	$(320)	$3,249
Home equity lines and loans	188	439	(87)	3	247	790
Residential mortgage	948	17	—	—	82	1,047
Construction	3,075	(1,763)	—	—	(18)	1,294
Commercial and industrial	4,012	(1,023)	—	56	(804)	2,241
Small business loans	4,909	1,110	(326)	—	1,175	6,868
Consumer	3	(3)	—	2	(2)	—
Leases, net	1,598	3,345	(2,239)	152	1,897	4,753
Total	$18,828	$1,596	$(2,652)	$213	$2,257	$20,242
Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for credit losses - funded	$2,646	$787	$6,021	$2,257
Provision (recovery) for credit losses - unfunded	34	(82)	(475)	(153)
Total provision for credit losses	$2,680	$705	$5,546	$2,104

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases at the dates indicated:

	June 30, 2024
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,676	$3,676	$—	$775,298	$775,298
Home equity lines and loans	—	1,114	1,114	1,169	82,659	83,828
Residential mortgage	2	1,057	1,059	4,317	242,252	246,569
Construction	—	591	591	1,784	260,840	262,624
Commercial and industrial	3,422	1,389	4,811	13,347	339,124	352,471
Small business loans	3,729	3,769	7,498	14,273	137,185	151,458
Consumer	—	—	—	—	369	369
Leases, net	—	2,954	2,954	2,300	95,324	97,624
Total (1)	$7,153	$14,550	$21,703	$37,190	$1,933,051	$1,970,241

(1) Excludes deferred fees and loans carried at fair value.

	December 31, 2023
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$4,375	$4,375	$—	$737,863	$737,863
Home equity lines and loans	—	998	998	1,037	75,250	76,287
Residential mortgage	—	1,020	1,020	3,750	243,128	246,878
Construction	—	485	485	1,206	245,234	246,440
Commercial and industrial	3,691	827	4,518	15,413	287,478	302,891
Small business loans	2,805	4,200	7,005	9,440	132,902	142,342
Consumer	—	—	—	—	389	389
Leases, net	—	3,706	3,706	2,131	119,501	121,632
Total (1)	$6,496	$15,611	$22,107	$32,977	$1,841,745	$1,874,722

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

	June 30, 2024						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Commercial mortgage
Pass/Watch	$52,276	$107,159	$160,661	$154,167	$90,830	$188,101	$511	$737	$754,442
Special Mention	—	—	4,432	—	4,856	8,248	667	—	18,203
Substandard	—	200	—	—	—	2,453	—	—	2,653
Total	$52,276	$107,359	$165,093	$154,167	$95,686	$198,802	$1,178	$737	$775,298
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$42,396	$77,671	$58,161	$14,347	$24,890	$8,649	$123	$29,184	$255,421
Special Mention	—	—	—	1,352	631	—	—	3,435	5,418
Substandard	—	—	—	67	—	1,718	—	—	1,785
Total	$42,396	$77,671	$58,161	$15,766	$25,521	$10,367	$123	$32,619	$262,624
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$61,487	$24,256	$21,417	$22,502	$9,555	$27,767	$—	$149,245	$316,229
Special Mention	—	—	2,683	—	—	1,351	—	5,739	9,773
Substandard	—	—	3,940	2,331	—	5,552	—	14,646	26,469
Total	$61,487	$24,256	$28,040	$24,833	$9,555	$34,670	$—	$169,630	$352,471
Year-to-date gross charge-offs	$—	$(500)	$—	$—	$—	$(1,324)	$—	$(4)	$(1,828)

Small business loans
Pass/Watch	$17,700	$28,812	$27,700	$32,174	$9,893	$7,132	$—	$13,432	$136,843
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	409	2,224	6,500	3,890	—	—	1,592	14,615
Total	$17,700	$29,221	$29,924	$38,674	$13,783	$7,132	$—	$15,024	$151,458
Year-to-date gross charge-offs	$—	$—	$(772)	$(140)	$(75)	$—	$—	$(492)	$(1,479)

Total by risk rating
Pass/Watch	$173,859	$237,898	$267,939	$223,190	$135,168	$231,649	$634	$192,598	$1,462,935
Special Mention	—	—	7,115	1,352	5,487	9,599	667	9,174	33,394
Substandard	—	609	6,164	8,898	3,890	9,723	—	16,238	45,522
Total	$173,859	$238,507	$281,218	$233,440	$144,545	$250,971	$1,301	$218,010	$1,541,851
Total year-to-date gross charge-offs	$—	$(500)	$(772)	$(140)	$(75)	$(1,324)	$—	$(496)	$(3,307)

	December 31, 2023						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2023	2022	2021	2020	2019	Prior
Commercial mortgage
Pass/Watch	$106,341	$160,302	$158,647	$97,535	$56,382	$133,349	$511	$423	$713,490
Special Mention	—	—	—	4,425	4,341	9,975	667	—	19,408
Substandard	200	—	571	—	1,635	2,233	—	326	4,965
Total	$106,541	$160,302	$159,218	$101,960	$62,358	$145,557	$1,178	$749	$737,863
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$67,776	$88,737	$21,793	$27,336	$2,307	$2,093	$123	$25,976	$236,141
Special Mention	—	—	1,329	—	511	4,329	—	2,924	9,093
Substandard	—	—	—	—	—	1,206	—	—	1,206
Total	$67,776	$88,737	$23,122	$27,336	$2,818	$7,628	$123	$28,900	$246,440
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$26,314	$38,748	$24,523	$8,449	$4,148	$33,726	$—	$131,304	$267,212
Special Mention	500	9	—	—	—	1,361	—	6,440	8,310
Substandard	—	—	2,906	—	300	9,469	—	14,694	27,369
Total	$26,814	$38,757	$27,429	$8,449	$4,448	$44,556	$—	$152,438	$302,891
Year-to-date gross charge-offs	$(209)	$(55)	$—	$(2)	$—	$—	$—	$—	$(266)

Small business loans
Pass/Watch	$35,764	$26,621	$37,278	$11,687	$6,672	$920	$—	$12,507	$131,449
Special Mention	—	—	—	909	—	—	—	314	1,223
Substandard	49	1,523	5,090	2,122	—	—	—	886	9,670
Total	$35,813	$28,144	$42,368	$14,718	$6,672	$920	$—	$13,707	$142,342
Year-to-date gross charge-offs	$—	$—	$—	$(11)	$(912)	$—	$—	$(565)	$(1,488)

Total by risk rating
Pass/Watch	$236,195	$314,408	$242,241	$145,007	$69,509	$170,088	$634	$170,210	$1,348,292
Special Mention	500	9	1,329	5,334	4,852	15,665	667	9,678	38,034
Substandard	249	1,523	8,567	2,122	1,935	12,908	—	15,906	43,210
Total	$236,944	$315,940	$252,137	$152,463	$76,296	$198,661	$1,301	$195,794	$1,429,536
Total year-to-date gross charge-offs	$(209)	$(55)	$—	$(13)	$(912)	$—	$—	$(565)	$(1,754)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2024 and December 31, 2023.

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	June 30, 2024						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Home equity lines and loans
Performing	$455	$338	$779	$214	$341	$3,610	$76,442	$82,179
Nonperforming	—			91			1,558	1,649
Total	$455	$338	$779	$305	$341	$3,610	$78,000	$83,828
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(86)	$(86)

Residential mortgage (1)
Performing	$10,314	$47,907	$146,295	$20,352	$6,404	$10,979	$—	$242,251
Nonperforming	—	—	2,177	—	870	1,271	—	4,318
Total	$10,314	$47,907	$148,472	$20,352	$7,274	$12,250	$—	$246,569
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$53	$27	$—	$—	$253	$36	$369
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$53	$27	$—	$—	$253	$36	$369
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(1)	$(1)

Leases, net
Performing	$240	$19,152	$45,406	$23,510	$7,024	$—	$—	$95,332
Nonperforming	—	471	929	736	156	—	—	2,292
Total	$240	$19,623	$46,335	$24,246	$7,180	$—	$—	$97,624
Year-to-date gross charge-offs	$—	$(434)	$(2,414)	$(436)	$(118)	$—	$—	$(3,402)

Total by Payment Performance
Performing	$11,009	$67,450	$192,507	$44,076	$13,769	$14,842	$76,478	$420,131
Nonperforming	—	471	3,106	827	1,026	1,271	1,558	8,259
Total	$11,009	$67,921	$195,613	$44,903	$14,795	$16,113	$78,036	$428,390
Total year-to-date gross charge-offs	$—	$(434)	$(2,414)	$(436)	$(118)	$—	$(87)	$(3,489)
(1) Excludes $12.9 million of loans at fair value.

	December 31, 2023						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2023	2022	2021	2020	2019	Prior
Home equity lines and loans
Performing	$343	$795	$314	$352	$2,191	$2,295	$68,600	$74,890
Nonperforming	—	—	—	—	—	—	1,397	1,397
Total	$343	$795	$314	$352	$2,191	$2,295	$69,997	$76,287
Year-to-date gross charge-offs	$—	$—	$—	$—	$(33)	$—	$(54)	$(87)

Residential mortgage (1)
Performing	$48,576	$154,219	$22,237	$6,260	$456	$11,380	$—	$243,128
Nonperforming	—	1,350	—	1,043	—	1,357	—	3,750
Total	$48,576	$155,569	$22,237	$7,303	$456	$12,737	$—	$246,878
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$39	$35	$—	$—	$32	$234	$49	$389
Nonperforming	—	—	—	—	—	—	—	—
Total	$39	$35	$—	$—	$32	$234	$49	$389
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(2)	$(2)

Leases, net
Performing	$23,054	$55,940	$30,876	$9,718	$—	$—	$—	$119,588
Nonperforming	263	1,194	368	219	—	—	—	2,044
Total	$23,317	$57,134	$31,244	$9,937	$—	$—	$—	$121,632
Year-to-date gross charge-offs	$(128)	$(2,165)	$(1,450)	$(290)	$—	$—	$—	$(4,033)

Total by Payment Performance
Performing	$72,012	$210,989	$53,427	$16,330	$2,679	$13,909	$68,649	$437,995
Nonperforming	263	2,544	368	1,262	—	1,357	1,397	7,191
Total	$72,275	$213,533	$53,795	$17,592	$2,679	$15,266	$70,046	$445,186
Total year-to-date gross charge-offs	$(128)	$(2,165)	$(1,450)	$(290)	$(33)	$—	$(56)	$(4,122)
(1) Excludes $13.7 million of fair value loans.

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
The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial & industrial	3	$1,402	0.4%	$—	1	$3,233	1.0%	$—
Total	3	$1,402		$—	1	$3,233		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	1	$1,195	0.8%	$15	—	$—	—%	$—
Commercial & industrial	4	1,605	0.5%	—	1	1,406	0.5%	422
Total	5	$2,800		$15	1	$1,406		$422

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	$719	0.5%	$—	—	$—	—%	$—
Commercial & industrial	5	2,592	0.7%	—	1	3,233	1.0%	—
Total	8	$3,311		$—	1	$3,233		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	6	$4,029	2.7%	$1,024	—	$—	—%	$—
Commercial & industrial	4	1,605	0.5%	—	1	1,406	0.5%	422
Total	10	$5,634		$1,024	1	$1,406		$422
The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Number of Loans	Financial Effect	Number of Loans	Financial Effect
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Commercial & industrial	3	Extend maturity date and payment concession	1	Extend maturity
Total	3		1
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	1	Extend maturity date and allow additional lender funding	—
Commercial & industrial	4	Extend maturity date	1	Extend term and allow additional lender funding
Total	5		1

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Number of Loans	Financial Effect	Number of Loans	Financial Effect
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	Extend maturity date	—
Commercial & industrial	5	Extend maturity date and allow additional lender funding	1	Extend maturity
Total	8		1
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	6	Extend maturity date	—
Commercial & industrial	4	Extend maturity date and allow additional lender funding	1	Extend term and allow additional lender funding
Total	10		1

There were 8 and 2 modifications granted to borrowers experiencing financial difficulty for the three months ended June 30, 2024 and June 30, 2023, respectively. There were 11 and 2 modifications granted to borrowers experiencing financial difficulty for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase in assistance provided to small business loan customers experiencing financial difficulty is largely due to the elevated interest rate environment we continue to experience as the majority of our small business loans carry a variable interest rate. In accordance with the SBA's SOP 50-57-3 covering loan servicing, we work with such customers to help determine whether temporary payment relief would help to improve their cash flows in the near future.

There was one loan that had a payment default during the three and six months ended June 30, 2024 and zero during the three and six months ended June 30, 2023, that were modified in the 12 months before default to borrowers experiencing financial difficulty. There were no commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the three and six months ended June 30, 2024 and June 30, 2023.

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has four unsecured borrowing facilities with correspondent banks for up to $56 million in total. Federal funds purchased generally represent one-day borrowings. The Corporation had $947 thousand and $0 in Federal funds purchased at June 30, 2024 and December 31, 2023. The Corporation also has a facility with the Federal Reserve Bank discount window of $11.1 million. This facility is fully secured by investment securities and pledged loans. There were no borrowings under this at June 30, 2024 and December 31, 2023. The Corporation's facility with the Federal Reserve’s BTFP in the amount of $33 million expired in March 2024.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	June 30, 2024	December 31, 2023
FHLB Open Repo Plus Weekly	06/16/2025	5.67%	$95,080	$104,792
FRB BTFP Advances	03/29/2024	4.76%	—	33,000
Fed Funds Overnight Borrowing	7/01/2024	6.50%	947	—
ACBB Holding Company Revolving LOC	6/25/2025	8.75%	4,000	—
FHLB Mid-term Repo Fixed	9/30/2024	4.60%	3,432	3,432
FHLB Mid-term Repo Fixed	10/25/2024	5.03%	8,097	—
FHLB Mid-term Repo Fixed	7/31/2024	5.68%	15,625	—
FHLB Mid-term Repo Fixed	1/27/2025	4.85%	8,000	—
FHLB Mid-term Repo Fixed	2/24/2025	5.35%	7,813	—
Total Short-Term Borrowings			$142,994	$141,224

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	June 30, 2024	December 31, 2023
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	$8,935	$8,935
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	10,594	—
FHLB Mid-term Repo Fixed	10/14/2025	5.16%	9,492	9,492
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	15,245
Total Long-Term Borrowings			$44,266	$33,672

The FHLB has also issued $157.2 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2024.
The Corporation has a maximum borrowing capacity with the FHLB of $666.6 million as of June 30, 2024 and $626.8 million as of December 31, 2023. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $917.0 million and $945.2 million of residential mortgage loans as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Corporation recognized servicing fee income of $578 thousand and $1.2 million, respectively, compared to $618 thousand and $1.3 million, respectively, during the three and six months ended June 30, 2023.
Changes in the MSR balance are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of the period	$8,314	$9,573	$8,622	$9,942
Servicing rights capitalized	22	—	32	—
Amortization of servicing rights	(310)	(335)	(628)	(706)
Change in valuation allowance - recovery	—	—	—	2
Balance at end of the period	$8,026	$9,238	$8,026	$9,238

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2024, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.04% and a discount rate equal to 9.50%. At December 31, 2023, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.57% and a discount rate equal to 9.50%. Due in part to market volatility as interest rates increased, the prepayment speed assumption has decreased from December 31, 2023 to June 30, 2024.
The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2024	December 31, 2023
Fair value of residential mortgage servicing rights	$10,939	$11,221

Weighted average life (months)	40	28

Prepayment speed	8.04%	8.57%
Impact on fair value:
10% adverse change	$(486)	$(506)
20% adverse change	(934)	(973)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(560)	$(415)
20% adverse change	(1,063)	(799)
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

SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $243.1 million and $225.8 million of SBA loans, as of June 30, 2024 and December 31, 2023, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of the period	$3,259	$2,552	$3,127	$2,404
Servicing rights capitalized	256	512	453	726
Amortization of servicing rights	(219)	(252)	(460)	(447)
Change in valuation allowance	19	143	195	272
Balance at end of the period	$3,315	$2,955	$3,315	$2,955
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Valuation allowance, beginning of period	$(92)	$(235)	$(268)	$(364)
Impairment	—	—	—	—
Recovery	19	143	195	272
Valuation allowance, end of period	$(73)	$(92)	$(73)	$(92)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2024, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 16.47% and a discount rate equal to 13.05%. At December 31, 2023, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 14.70% and a discount rate equal to 14.66%.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2024	December 31, 2023
Fair value of SBA loan servicing rights	$3,644	$3,376

Weighted average life (years)	3.2	3.5

Prepayment speed	16.47%	14.70%
Impact on fair value:
10% adverse change	$(158)	$(125)
20% adverse change	(144)	(241)

Discount rate	13.05%	14.66%
Impact on fair value:
10% adverse change	$(81)	$(74)
20% adverse change	(159)	(145)
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

The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	June 30, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$19,765	$—	$19,765	$—
U.S. government agency MBS	21,902	—	21,902	—
U.S. government agency CMO	26,587	—	26,587	—
State and municipal securities	36,926	—	36,926	—
U.S. Treasuries	30,471	30,471	—	—
Non-U.S. government agency CMO	15,257	—	15,257
Corporate bonds	8,233	—	8,233	—
Equity investments	2,088	—	2,088	—
Mortgage loans held for sale	54,278	—	54,278	—
Mortgage loans held for investment	12,900	—	12,900	—
Interest rate lock commitments	451	—	—	451
Forward commitments	16	—	16	—
Customer derivatives - interest rate swaps	3,658	—	3,658	—
Interest rate swaps	613	—	613	—
Total	$233,145	$30,471	$202,223	$451

Liabilities
Interest rate lock commitments	$52	$—	$—	$52
Forward commitments	14	—	14	—
Customer derivatives - interest rate swaps	3,649	—	3,649	—
Risk Participation Agreements	4	—	4	—
Total	$3,719	$—	$3,667	$52

	December 31, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$16,824	$—	$16,824	$—
U.S. government agency MBS	22,634	—	22,634	—
U.S. government agency CMO	19,573	—	19,573	—
State and municipal securities	36,216	—	36,216	—
U.S. Treasuries	30,422	30,422	—	—
Non-U.S. government agency CMO	13,155	—	13,155	—
Corporate bonds	7,195	—	7,195	—
Equity investments	2,121	—	2,121	—
Mortgage loans held for sale	24,816	—	24,816	—
Mortgage loans held for investment	13,726	—	13,726	—
Interest rate lock commitments	214	—	—	214
Customer derivatives - interest rate swaps	3,528	—	3,528	—
Total	$190,424	$30,422	$159,788	$214

Liabilities
Interest rate lock commitments	$17	$—	$—	$17
Forward commitments	41	—	41	—
Customer derivatives - interest rate swaps	3,544	—	3,544	—
Risk Participation Agreements	11	—	11	—
Total	$3,613	$—	$3,596	$17
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023
Mortgage servicing rights	$8,026	$8,621
SBA loan servicing rights	3,315	3,127
Individually evaluated loans (1)
Commercial and industrial	9,942	9,818
Small business loans	6,348	3,134
Total	$27,631	$24,700

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. The increase in individually evaluated commercial and industrial loans noted above was due to reassessing how we evaluate the impairment on a loan relationship to now be based on the fair value of collateral.
The following table details the valuation techniques for Level 3 individually evaluated loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
June 30, 2024	$16,290	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
December 31, 2023	12,952	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
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
The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

	Fair Value Hierarchy Level	June 30, 2024		December 31, 2023
(dollars in thousands)		Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$24,058	$24,058	$56,697	$56,697
Mortgage loans held for sale	Level 2	54,278	54,278	24,816	24,816
Loans receivable, net of the allowance for credit losses	Level 3	1,975,635	1,905,722	1,882,080	1,832,558
Mortgage loans held for investment	Level 2	12,900	12,900	13,726	13,726
Financial liabilities:
Deposits	Level 2	$1,915,436	$1,912,200	$1,823,462	$1,834,700
Borrowings	Level 2	187,260	196,300	174,896	176,400
Subordinated debentures	Level 2	49,897	48,732	49,836	50,223
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of the period	$288	$139	$214	$87
Increase in value	163	122	237	174
Balance at end of the period	$451	$261	$451	$261

The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
June 30, 2024	$451	Market comparable pricing	Pull through	1 - 99%	83.31%
December 31, 2023	214	Market comparable pricing	Pull through	1 - 99%	79.48

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
In June 2023, the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments received on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the three and six months ended June 30, 2024, approximately $133 thousand and $896 thousand respectively, net of tax, is recorded in total comprehensive income as unrealized gains. For the three and six months ended June 30, 2023, approximately $338 thousand respectively, net of tax, is recorded in total comprehensive income as unrealized gains. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2024. At June 30, 2024 and December 31, 2023, the combined notional amount of the interest rate swaps was $75 million and $75 million, respectively, and the fair value was an asset of $613 thousand and a liability of $539 thousand, respectively.
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

The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		June 30, 2024		December 31, 2023
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$70,244	$451	$33,735	$214
Negative fair values	Other liabilities	17,061	(52)	5,399	(17)
Total		$87,305	$399	$39,134	$197

Forward Commitments
Positive fair values	Other assets	$3,750	$16	$—	$—
Negative fair values	Other liabilities	4,750	(14)	4,250	(41)
Total		$8,500	$2	$4,250	$(41)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$49,633	$3,658	$50,593	$3,528
Negative fair values	Other liabilities	49,633	(3,649)	50,593	(3,544)
Total		$99,266	$9	$101,186	$(17)

Customer Derivatives - Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	7,020	(4)	7,082	(11)
Total		$7,020	$(4)	$7,082	$(11)

Interest Rate Swaps
Positive fair values	Other assets	$75,000	$613	$—	$—
Negative fair values	Other liabilities	—	—	75,000	(539)
Total		$75,000	$613	$75,000	$(539)

Total derivative financial instruments		$277,091	$1,019	$226,652	$(410)

Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the fair value gains and (losses) on derivative financial instruments:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Interest Rate Lock Commitments	$195	$146	$202	$109
Forward Commitments	2	13	43	13
Customer Derivatives - Interest Rate Swaps	5	14	26	(14)
Customer Derivatives - Risk Participation Agreements	1	9	7	5
Interest Rate Swaps	176	435	1,152	435
Net fair value gains (losses) on derivative financial instruments	$379	$617	$1,430	$548
Net realized losses on derivative hedging activities were $63 thousand and $82 thousand for the three and six months ended June 30, 2024, respectively, and $1 thousand for the three and six months ended June 30, 2023, respectively, and are included in non-interest income in the consolidated statements of income.

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

	Segment Information
	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$16,784	$36	$26	$16,846	$17,102	$(29)	$25	$17,098
Provision for credit losses	2,680	—	—	2,680	705	—	—	705
Net interest income after provision	14,104	36	26	14,166	16,397	(29)	25	16,393

Non-interest Income
Mortgage banking income	67	—	5,353	5,420	81	—	4,969	5,050
Wealth management income	—	1,444	—	1,444	—	1,235	—	1,235
SBA loan income	785	—	—	785	1,767	—	—	1,767
Net change in fair values	6	—	144	150	23	—	(258)	(235)
Net loss on hedging activity	—	—	(63)	(63)	—	—	(1)	(1)
Other	815	—	693	1,508	637	—	671	1,308
Non-interest income	1,673	1,444	6,127	9,244	2,508	1,235	5,381	9,124
Non-interest expense	12,606	804	5,608	19,018	12,325	889	6,401	19,615
Income (loss) before income taxes	$3,171	$676	$545	$4,392	$6,580	$317	$(995)	$5,902

Total Assets	$2,248,950	$10,347	$92,287	$2,351,584	$2,143,278	$8,485	$55,114	$2,206,877

	Segment Information
	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$33,376	$30	$49	$33,455	$34,721	$3	$51	$34,775
Provision for credit losses	5,546	—	—	5,546	2,104	—	—	2,104
Net interest income after provision	27,830	30	49	27,909	32,617	3	51	32,671

Non-interest Income
Mortgage banking income	155	—	8,899	9,054	139	—	8,183	8,322
Wealth management income	1	2,760	—	2,761	—	2,431	—	2,431
SBA loan income	1,771	—	—	1,771	2,480	—	—	2,480
Net change in fair values	34	—	14	48	(8)	—	(180)	(188)
Net loss on hedging activity	—	—	(82)	(82)	—	—	(1)	(1)
Other	1,589	—	2,087	3,676	1,327	—	1,391	2,718
Non-interest income	3,550	2,760	10,918	17,228	3,938	2,431	9,393	15,762
Non-interest expense	24,669	1,636	10,887	37,192	23,024	1,877	12,503	37,404
Income (loss) before income taxes	$6,711	$1,154	$80	$7,945	$13,531	$557	$(3,059)	$11,029

Total Assets	$2,248,950	$10,347	$92,287	$2,351,584	$2,143,278	$8,485	$55,114	$2,206,877
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

Critical Accounting Policies and Estimates
Our critical accounting policies are described in detail in the "Critical Accounting Policies" section within Item 7 of our 2023 Annual Form 10-K. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. See Note 1, "Summary of Significant Accounting Policies" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and leases, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of June 30, 2024 compared to December 31, 2023 and the results of operations for the three and six months ended June 30, 2024 compared to the same period in 2023. More detailed information related to these highlights can be found in the sections that follow.

Changes in Financial Condition - June 30, 2024 Compared to December 31, 2023
•Total assets increased $105.4 million, or 4.7%, to $2.4 billion as of June 30, 2024.
•Portfolio loans increased $94.7 million, or 5.0%, to $2.0 billion as of June 30, 2024.
•Mortgage loans held for sale increased $29.5 million, or 118.7%, to $54.3 million as of June 30, 2024.
•Total deposits increased $92.0 million or 5.0% to $1.9 billion as of June 30, 2024.
•Non-interest bearing deposits decreased $15.2 million, or 6.4%, to $224.0 million as of June 30, 2024.
•The Corporation returned $2.8 million of capital to Meridian shareholders during the six months ended June 30, 2024 through a $0.125 dividend per quarter.

Three Month Results of Operations - June 30, 2024 Compared to the Same Period in 2023
•Net income was $3.3 million, or $0.30 per diluted share, down $1.3 million, or 28.4%, driven by an increase in interest expense and the provision for credit losses, partially offset by increases in interest income.
•The return on average assets and return on average equity were 0.58% and 8.25%, respectively, for the second quarter 2024, compared to 0.86% and 12.08%, respectively, for the second quarter 2023.
•Net interest margin decreased to 3.06% from 3.33% due to the impact of deposit and borrowing costs outpacing the repricing of interest earnings assets, mainly loans.
•The overall provision for credit losses increased $2.0 million when comparing the second quarter 2024 to the second quarter 2023. The provision increase was largely due to provisioning for loan growth and increased non-performing loans.
•Non-interest income increased $120 thousand, or 1.3%, to $9.2 million driven by a $370 thousand increase in mortgage banking income, $209 thousand of an increase in wealth management fee income, and an increase of $124 thousand in other income, partially offset by a $982 thousand decrease in SBA loan income.
•Non-interest expense decreased $597 thousand, or 3.0%, to $19.0 million due to a $715 thousand decrease in salaries and employee benefits, along with a $102 thousand decrease in advertising expense, and a $175 thousand decrease in data processing and software expense, partially offset by an increase of $251 thousand in other non-interest expense.

Six Month Results of Operations - June 30, 2024 Compared to the Same Period in 2023
•Net income was $6.0 million, or $0.54 per diluted share, down $2.7 million, or 30.7%, driven by an increase in interest expense and the provision for credit losses, partially offset by increases in interest income and non-interest income.
•The return on average assets and return on average equity were 0.53% and 7.50%, respectively, for the six months ended June 30, 2024, compared to 0.82% and 11.37%, respectively, for the six months ended June 30, 2023
•Net interest margin decreased to 3.08% from 3.46% due to the impact of deposit and borrowing costs outpacing the repricing of interest earnings assets, mainly loans.
•The overall provision for credit losses increased $3.4 million when comparing the six months ended June 30, 2024 to June 30, 2023. The provision increase was largely due to provisioning for loan growth and higher level of non-performing loans.
•Non-interest income increased $1.5 million, or 9.3%, to $17.2 million driven by a $732 thousand increase in mortgage banking income, a $330 thousand of an increase in wealth management fee income, and increase of $883 thousand in other income, partially offset by a $709 thousand decrease in SBA loan income.
•Non-interest expense decreased $212 thousand, or 0.6%, to $37.2 million due to a decrease of $1.2 million in salaries and employee benefits and a $215 thousand decrease in advertising expense, partially offset by an increase of $444 thousand in other expenses and an increase of $700 thousand in professional fees.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Return on average assets, annualized	0.58%	0.86%	0.53%	0.82%
Return on average equity, annualized	8.25%	12.08%	7.50%	11.37%
Net interest margin (tax effected yield)	3.06%	3.33%	3.08%	3.46%
Basic earnings per share	$0.30	$0.42	$0.54	$0.78
Diluted earnings per share	$0.30	$0.41	$0.54	$0.75
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Book value per common share	$14.51	$14.13
Tangible book value per common share (1)	$14.17	$13.78
Allowance as a percentage of loans and leases held for investment	1.09%	1.17%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value) (1)	1.10%	1.17%
Tier I capital to risk weighted assets	7.62%	7.90%
Tangible common equity to tangible assets ratio (1)	6.76%	6.87%
Loans and other finance receivables, net of fees and costs	$1,988,535	$1,895,806
Total assets	$2,351,584	$2,246,193
Total stockholders’ equity	$162,382	$158,022

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The table below present a summary for the three and six months ended June 30, 2024 and 2023, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The table below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended June 30,
(dollars in thousands)	2024			2023
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$24,423	$330	5.43%	$21,425	$275	5.15%
Federal funds sold	84	1	4.79	222	3	5.42
Investment securities - taxable	133,214	1,324	4.00	114,993	992	3.46
Investment securities - tax exempt (1)	56,821	403	2.85	59,143	426	2.89
Loans held for sale	34,895	572	6.59	27,121	407	6.02
Loans held for investment (1)	1,972,740	35,916	7.32	1,847,736	31,810	6.91
Total loans	2,007,635	36,488	7.31	1,874,857	32,217	6.89
Total interest-earning assets	2,222,177	38,546	6.98%	2,070,640	33,913	6.57%
Noninterest earning assets	97,118			95,935
Total assets	$2,319,295			$2,166,575
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$132,987	$1,279	3.87%	$203,605	$1,840	3.62%
Money market and savings deposits	785,351	8,265	4.23	651,816	5,371	3.31
Time deposits	772,576	9,447	4.92	653,348	6,812	4.18
Total interest - bearing deposits	1,690,914	18,991	4.52	1,508,769	14,023	3.73
Borrowings	150,925	1,851	4.93	163,177	2,129	5.23
Subordinated debentures	49,877	777	6.27	40,329	586	5.83
Total interest-bearing liabilities	1,891,716	21,619	4.60	1,712,275	16,738	3.92
Noninterest-bearing deposits	229,040			266,675
Other noninterest-bearing liabilities	36,420			33,442
Total liabilities	2,157,176			2,012,392
Total stockholders' equity	162,119			154,183
Total stockholders' equity and liabilities	$2,319,295			$2,166,575
Net interest income and spread (1)		$16,927	2.38		$17,175	2.65
Net interest margin (1)			3.06%			3.33%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

	For the Six Months Ended June 30,
(dollars in thousands)	2024			2023
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$23,204	$629	5.45%	$20,376	$490	4.85%
Federal funds sold	79	2	5.09	213	5	4.73
Investment securities - taxable	131,437	2,575	3.94	114,687	1,951	3.43
Investment securities - tax exempt (1)	57,309	808	2.84	60,981	856	2.83
Loans held for sale	27,209	894	6.61	21,294	624	2.93
Loans held for investment (1)	1,958,463	70,935	7.28	1,815,707	61,012	6.78
Total loans	1,985,672	71,829	7.27	1,837,001	61,636	6.77
Total interest-earning assets	2,197,701	75,843	6.94%	2,033,258	64,938	6.44%
Noninterest earning assets	96,476			94,566
Total assets	$2,294,177			$2,127,824
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$136,106	$2,646	3.91%	$217,768	$3,695	3.42%
Money market and savings deposits	779,237	16,120	4.16	650,371	9,848	3.05
Time deposits	725,248	17,617	4.88	618,137	11,927	3.89
Total interest - bearing deposits	1,640,591	36,383	4.46	1,486,276	25,470	3.46
Borrowings	173,917	4,285	4.95	131,790	3,365	5.15
Subordinated debentures	49,862	1,556	6.28	40,333	1,173	5.86
Total interest-bearing liabilities	1,864,370	42,224	4.55	1,658,399	30,008	3.65
Noninterest-bearing deposits	231,147			281,275
Other noninterest-bearing liabilities	37,690			34,451
Total liabilities	2,133,207			1,974,125
Total stockholders' equity	160,970			153,699
Total stockholders' equity and liabilities	$2,294,177			$2,127,824
Net interest income and spread (1)		$33,619	2.39		$34,930	2.79
Net interest margin (1)			3.08%			3.46%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate / Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2024 as compared to the same periods in 2023, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 Compared to 2023
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$15	$40	$55	$66	$73	$139
Federal funds sold	—	(2)	(2)	—	(3)	(3)
Investment securities - taxable	163	169	332	318	306	624
Investment securities - tax exempt (1)	(6)	(17)	(23)	4	(52)	(48)
Loans held for sale	40	125	165	82	188	270
Loans held for investment (1)	1,887	2,219	4,106	4,938	4,985	9,923
Total loans	1,927	2,344	4,271	5,020	5,173	10,193
Total interest income	$2,099	$2,534	$4,633	$5,408	$5,497	$10,905
Interest expense:
Interest-bearing demand deposits	$112	$(673)	$(561)	$482	$(1,531)	$(1,049)
Money market and savings deposits	1,664	1,230	2,894	4,070	2,202	6,272
Time deposits	1,282	1,353	2,635	3,409	2,281	5,690
Total interest - bearing deposits	3,058	1,910	4,968	7,961	2,952	10,913
Borrowings	(123)	(155)	(278)	(122)	1,042	920
Subordinated debentures	45	146	191	90	293	383
Total interest expense	$2,980	$1,901	$4,881	$7,929	$4,287	$12,216
Interest differential	$(881)	$633	$(248)	$(2,521)	$1,210	$(1,311)

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended June 30, 2024 Compared to the Same Period in 2023
For the three months ended June 30, 2024 as compared to the same period in 2023, tax-equivalent interest income increased $4.6 million as favorable rate and volume changes contributed $2.1 million, and $2.5 million, respectively, to interest income. The favorable change in rates led to increased yields on loans held for sale (up 57 basis points) and loans held for investment (up 41 basis points) that favorably impact interest income by $1.9 million, overall. The loans held for investment average balances increased $125.0 million, leading to a favorable volume impact on interest income of $2.2 million, while the increase in loans held for sale average balances of $7.8 million had an small but favorable impact to interest income of $125 thousand. Growth in the loans held for investment portfolio was led by average balance increases in commercial real estate ($142.0 million), commercial loans ($20.5 million), residential real estate ($17.4 million), and home equity loans ($16.7 million).

On the funding side, overall interest expense increased $4.9 million, largely driven by the continuing impact that the Fed's rate hikes in prior periods have had on the cost of deposits and borrowings. The cost of deposits were up across the board, leading to a $5.0 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 25 basis points, 92 basis points and 74 basis points, respectively, while the cost of borrowings decreased by 30 basis points. Money market/savings accounts were the largest drivers of the interest expense increase due to volume as average balances on such accounts increased $133.5 million, while time deposit average balances increased $119.2 million, and the average balances on interest-bearing demand deposits decreased $70.6 million, while borrowings decreased $12.3 million on average.

Overall, the $248 thousand decrease in net interest income over this period was driven by rate changes as the cost of interest bearing liabilities outpaced the increase in the yield on interest earning assets.

Six Months Ended June 30, 2024 Compared to the Same Period in 2023
For the six months ended June 30, 2024 as compared to the same period in 2023, tax-equivalent interest income increased $10.9 million as favorable rate and volume changes contributed $5.4 million, and $5.5 million, respectively, to interest income. The favorable change in rates led to increased yields on loans held for sale (up 368 basis points) and loans held for investment (up 50 basis points) that favorably impact interest income by $5.0 million, overall. The loans held for investment average balances increased $142.8 million, leading to a favorable volume impact on interest income of $5.0 million, while the increase in loans held for sale average balances of $82 thousand had an small but favorable impact to interest income of $188 thousand. Growth in the loans held for investment portfolio was led by average balance increases in commercial real estate ($160.3 million), residential real estate ($23.5 million), home equity loans ($16.0 million), and commercial loans ($14.6 million).

On the funding side, overall interest expense increased $12.2 million, largely driven by the continuing impact that the Fed's rate hikes have had on the cost of deposits and borrowings. The cost of deposits were up across the board, leading to a $10.9 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 49 basis points, 111 basis points and 99 basis points, respectively, while the cost of borrowings decreased by 20 basis points. Money market/savings accounts were the largest drivers of the interest expense increase due to volume as average balances on such accounts increased $128.9 million, while time deposit average balances increased $107.1 million, and the average balances on interest-bearing demand deposits decreased $81.7 million, while borrowings increased $42.1 million on average.

Overall, the $1.3 million decrease in net interest income over this period was driven by rate changes as the cost of interest bearing liabilities outpaced the increase in the yield on interest earning assets.
.

PROVISION FOR CREDIT LOSSES
Three and Six Months Ended June 30, 2024 Compared to the Same Periods in 2023
The overall provision for credit losses increased $2.0 million on a net basis for the three months ended June 30, 2024. The provision on funded loans increased $1.9 million over the three month comparable period in 2023 driven by provisioning for loan growth and non-performing loans, as well as an increase in specific reserves, mainly on small business loans and existing non-accrual loans. The provision on unfunded loan commitments increased over this period due to an increase in the baseline loss rate for certain portfolios.
The overall provision for credit losses increased $3.4 million on a net basis for the six months ended June 30, 2024. The provision on funded loans increased $3.9 million over the six month comparable period in 2023 driven by an increase in specific reserves, mainly on small business loans and existing non-accrual loans, combined with provisioning for loan growth and charge-offs.

Asset Quality Summary
The ratio of non-performing assets to total assets was 1.68% as of June 30, 2024, up from 1.58% reported as of December 31, 2023. Total non-performing loans of $37.6 million as of June 30, 2024, increased $4 million from $33.8 million as December 31, 2023. The changes were the result of risk rating downgrades of several SBA loans and small ticket equipment leases, partially offset by charge-offs as of June 30, 2024.
Meridian realized net charge-offs of 0.20% of total average loans for the three months ending June 30, 2024, which was up from 0.05% reported for the same period in 2023. Net charge-offs for the quarter ended June 30, 2024 were $4.1 million, compared to net charge-offs of $1.0 million for the quarter ended June 30, 2023. Net charge-offs for the current quarter comprised of $4.4 million in charge-offs, with $238 thousand in recoveries. Net charge-offs for the quarter ended June 30, 2024 were nearly an even split between commercial loans, SBA loans, and small ticket equipment leases.
The ratio of allowance for credit losses to total loans held for investment, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Appendix), was 1.10% as of June 30, 2024 and 1.17% as of December 31, 2023. As of June 30, 2024 there were specific reserves of $7.2 million against non-performing loans, an increase from $6.5 million as of December 31, 2023. The increase over this period was due to an increase in specific reserves on SBA loan relationships, partially offset by a decrease in specific reserves for commercial loans.
The drop in ACL coverage ratio noted above since December 31, 2023 was the direct result of continued charge-offs and specific reserves on individually evaluated loans. But despite the decrease in the ACL coverage ratio, in the ACL on collectively evaluated loans management continues to provide for loan growth in various portfolio segments, as well as providing for growth in certain qualitative factors in riskier portfolio segments, partially offset by the impacts of improvements in certain macro-economic model indicators.
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

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$—	$—
Home equity lines and loans	1,169	1,037
Residential mortgage	4,768	4,536
Construction	1,784	1,206
Total real estate loans	7,721	6,779
Commercial and industrial	13,347	15,413
Small business loans	14,273	9,440
Leases	2,300	2,131
Total nonaccrual loans	37,641	33,763
Other real estate owned	1,862	1,703
Total non-performing assets	$39,503	$35,466

Asset quality ratios:
Non-performing assets to total assets	1.68%	1.58%
Non-performing loans to:
Total loans and leases	1.84%	1.76%
Total loans held-for-investment	1.89%	1.78%
Total loans held-for-investment (excluding loans at fair value) (1)	1.91%	1.79%
Allowance for credit losses to:
Total loans and leases	1.06%	1.15%
Total loans held-for-investment	1.09%	1.17%
Total loans held-for-investment (excluding loans at fair value) (1)	1.10%	1.17%
Non-performing loans	57.66%	65.48%

Total loans and leases	$2,042,813	$1,920,622
Total loans and leases held-for-investment	1,988,535	1,895,806
Total loans and leases held-for-investment (excluding loans at fair value)	1,975,635	1,882,080
Allowance for credit losses	21,703	22,107

(1) The allowance for credit losses to total loans held-for-investment (excluding loans at fair value) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

NON-INTEREST INCOME
Three Months Ended June 30, 2024 Compared to the Same Period in 2023
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Mortgage banking income	$5,420	$5,050	$370	7.3%
Wealth management income	1,444	1,235	209	16.9%
SBA loan income	785	1,767	(982)	(55.6)%
Earnings on investment in life insurance	215	193	22	11.4%
Net change in the fair value of derivative instruments	203	183	20	10.9%
Net change in the fair value of loans held-for-sale	(29)	(199)	170	(85.4)%
Net change in the fair value of loans held-for-investment	(24)	(219)	195	(89.0)%
Net loss on hedging activity	(63)	(1)	(62)	6200.0%
Net loss on sale of investment securities available-for-sale	—	(54)	54	(100.0)%
Other	1,293	1,169	124	10.6%
Total non-interest income	$9,244	$9,124	$120	1.3%
Total non-interest income increased $120 thousand due largely to improved income from our mortgage segment, despite the continued impact of the higher rate environment and a lack of housing inventory. Mortgage loan originations increased $34.0 million to $220.5 million when comparing the quarter ended June 30, 2024 to the quarter ended June 30, 2023. SBA loan income decreased $982 thousand over this period as the value of SBA loans sold for the quarter-ended June 30, 2024 was $15.7 million, or 56.4%, lower than the quarter-ended June 30, 2023, while the gross margin on sale was 8.8% for the quarter-ended June 30, 2024 compared to 7.0% for the quarter-ended June 30, 2023.
The net change in the fair value of loans held-for-investment improved to a loss of $24 thousand for the quarter ended June 30, 2024, compared to a loss of $219 thousand for the comparable prior year quarter, due to the impact of the changing interest rate environment and the impact this has had on loans in portfolio that are held at fair value. Other non-interest income increased due to an increase in FHLB stock income, increases in broker fees and other mortgage segment related income, partially offset by a decline in swap fee income as no new swaps were entered into in the current quarter.

Six Months Ended June 30, 2024 Compared to the Same Period in 2023
The following table presents the components of non-interest income for the periods indicated:

	Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Mortgage banking income	$9,054	$8,322	$732	8.8%
Wealth management income	2,761	2,431	330	13.6%
SBA loan income	1,771	2,480	(709)	(28.6)%
Earnings on investment in life insurance	422	385	37	9.6%
Net change in the fair value of derivative instruments	278	114	164	143.9%
Net change in the fair value of loans held-for-sale	(31)	(200)	169	(84.5)%
Net change in the fair value of loans held-for-investment	(199)	(102)	(97)	95.1%
Net (loss) gain on hedging activity	(82)	(1)	(81)	8100.0%
Net loss on sale of investment securities available-for-sale	—	(54)	54	(100.0)%
Other	3,254	2,387	867	36.3%
Total non-interest income	$17,228	$15,762	$1,466	9.3%
Total non-interest income increased $1.5 million due largely to improved income from our mortgage segment, despite the continued impact of the higher rate environment and a lack of housing inventory. Mortgage loan originations increased $50.0 million to $360.2 million when comparing the six months ended June 30, 2024 to the six months ended June 30, 2023. SBA loan income decreased $709 thousand over this period as the value of SBA loans sold for the six months ended June 30, 2024 was $11.1 million, or 28.6%, lower than for the six months June 30, 2023, while the gross margin on sale was 8.4% for the six months ended June 30, 2024 compared to 7.2% for the six months ended June 30, 2023.
The net changes in the fair value of derivative instruments and loans held-for-sale loans increased by $164 thousand and $169 thousand, respectively, period over period due due to the increase in volume and the impact of the changing interest rate environment. Other non-interest income in several areas increased including FHLB stock income, broker fees and other mortgage segment related income, as well as business credit card fee income, and other account related fees such as wire transfer fees and ATM fees.

NON-INTEREST EXPENSE
Three Months Ended June 30, 2024 Compared to the Same Period in 2023
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Salaries and employee benefits	$11,437	$12,152	$(715)	(5.9)%
Occupancy and equipment	1,230	1,140	90	7.9%
Professional fees	1,029	1,004	25	2.5%
Data processing and software	1,506	1,681	(175)	(10.4)%
Advertising and promotion	989	1,091	(102)	(9.3)%
Pennsylvania bank shares tax	274	245	29	11.8%
Other	2,553	2,302	251	10.9%
Total non-interest expense	$19,018	$19,615	$(597)	(3.0)%
Total non-interest expense decreased $597 thousand, or 3.0%, largely attributable to a decrease in salaries and employee benefits, advertising, and data processing and software expense, partially offset by an increase in other non-interest expense. Salaries and employee benefits decreased $715 thousand due largely to the ongoing impacts from cost reduction efforts in the mortgage segment, as well due to lower stock based compensation expense over this period. Data processing and software expense decreased $175 thousand related to a change in mortgage customer volume.
Other non-interest expense increased $251 thousand due largely to an increase in FDIC insurance expense, which reflected the new 2 basis point increase in assessment, and an increase in certain commercial and consumer related loan expenses due to portfolio growth, and employee related training and recruitment fees as we continue to search for high performing individuals to join the Meridian team.

Six Months Ended June 30, 2024 Compared to the Same Period in 2023
The following table presents the components of non-interest expense for the periods indicated:

	Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Salaries and employee benefits	$22,010	$23,213	$(1,203)	(5.2)%
Occupancy and equipment	2,463	2,384	79	3.3%
Professional fees	2,527	1,827	700	38.3%
Data processing and software	3,038	3,113	(75)	(2.4)%
Advertising and promotion	1,737	1,952	(215)	(11.0)%
Pennsylvania bank shares tax	548	490	58	11.8%
Other	4,869	4,425	444	10.0%
Total non-interest expense	$37,192	$37,404	$(212)	(0.6)%
Total non-interest expense decreased $212 thousand, or 0.6%, largely attributable to a decrease in salaries and employee benefits and advertising expense, partially offset an increase in professional fees, and other non-interest expense. Salaries and employee benefits decreased $1.2 million due largely to the above noted cost reduction efforts in the mortgage segment over the last few quarters, combined with lower stock based compensation expense. Professional fees increased $700 thousand over this period due to an increase in loan and lease workout expenses and OREO expense, as well as an increase in audit related costs. Other non-interest expense increased $444 thousand due largely to an increase in FDIC insurance expense, which reflected the new 2 basis point increase in assessment, and an increase in certain commercial and consumer related loan expenses due to portfolio growth.

INCOME TAX EXPENSE
Income tax expense for the three and six months ended June 30, 2024 was $1.1 million, and $1.9 million, respectively, as compared to $1.3 million, and $2.4 million, respectively, for the same periods in 2023. Our effective tax rates were 24.3% and 24.5%, respectively, for the three and six months ended June 30, 2024, compared to 21.3% and 21.4% for the same periods in 2023. While income tax expense decreased primarily due to the decrease in income before income taxes, the effective tax rate increased due to the impact of additional nondeductible expense, partially offset by an increase in tax-free bank owned life insurance income.

BALANCE SHEET ANALYSIS
As of June 30, 2024, total assets were $2.4 billion which increased $105.4 million, or 4.7%, from December 31, 2023. This increase in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(Dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Mortgage loans held for sale	$54,278	$24,816	$29,462	118.7%
Real estate loans:
Commercial mortgage	775,298	737,863	37,435	5.1
Home equity lines and loans	83,828	76,287	7,541	9.9
Residential mortgage	259,469	260,604	(1,135)	(0.4)
Construction	262,624	246,440	16,184	6.6
Total real estate loans	1,381,219	1,321,194	60,025	4.5

Commercial and industrial	352,471	302,891	49,580	16.4
Small business loans	151,458	142,342	9,116	6.4
Consumer	369	389	(20)	(5.1)
Leases, net	97,624	121,632	(24,008)	(19.7)
Total portfolio loans and leases	$1,983,141	$1,888,448	$94,693	5.0
Total loans and leases	$2,037,419	$1,913,264	$124,155	6.5%
Portfolio loans increased $94.7 million, to $2.0 billion as of June 30, 2024, from $1.9 billion as of December 31, 2023. Overall portfolio loan growth was 5.0% since December 31, 2023, or 10.0% on an annualized basis for 2024. Commercial real estate loans increased $37.4 million, or 5.1%, commercial and industrial loans increased $49.6 million, or 16.4%, and construction loans increased $16.2 million, or 6.6%.
As of June 30, 2024, included within the commercial real estate loans total of $775.3 million was $244.0 million of owner-occupied commercial loans, as well as $117.5 million of multi-family loans. Nearly all (98%) of the multi-family real estate loans are on properties located in Philadelphia and surrounding counties we service.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Noninterest-bearing deposits	$224,040	$239,289	$(15,249)	(6.4)%
Interest-bearing deposits:
Interest-bearing demand deposits	130,062	150,898	(20,836)	(13.8)%
Money market and savings deposits	787,479	747,803	39,676	5.3%
Time deposits	773,855	685,472	88,383	12.9%
Total interest-bearing deposits	$1,691,396	$1,584,173	$107,223	6.8%
Total deposits	$1,915,436	$1,823,462	$91,974	5.0%
Total deposits increased $92.0 million, or 5.0%, since December 31, 2023. Noninterest-bearing deposits and interest-bearing accounts decreased $15.2 million, and $20.8 million, respectively, during the period. This decline was largely due to customer preference for money market deposits which carry higher interest rates than demand deposits. Time deposits grew $88.4 million, or 12.9%, from retail and wholesale efforts as customers prefer the higher term interest rates.

The majority of Meridian's deposit base is comprised of business deposits (52%), with consumer deposits amounting to 13% at June 30, 2024. Municipal deposits (11%) and brokered deposits (24%) provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At June 30, 2024, 63% of business accounts and 89% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 20% at June 30, 2024.

Capital
Consolidated stockholders’ equity of the Corporation was $162.4 million, or 6.9% of total assets as of June 30, 2024, as compared to $158.0 million, or 7.0% of total assets as of December 31, 2023. On July 25, 2024, the Board of Directors declared a quarterly cash dividend of $0.125 per common share payable August 19, 2024 to shareholders of record as of August 12, 2024.
The June 30, 2024 tangible common equity to tangible assets ratio (a non-GAAP measure) was 8.85% for the Bank, compared to 8.94% at December 31, 2023. Tangible book value per share (a non-GAAP measure) was $14.17 as of June 30, 2024, compared with $13.78 as of December 31, 2023. A reconciliation of these non-GAAP measures is below.
The following table presents the Corporation’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Bank		Well-capitalized minimum
	June 30, 2024	December 31, 2023
Tier 1 leverage ratio	9.33%	9.46%	5.00%
Common tier 1 risk-based capital ratio	9.84%	10.10%	6.50%
Tier 1 risk-based capital ratio	9.84%	10.10%	8.00%
Total risk-based capital ratio	10.84%	11.17%	10.00%
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.33% and 9.46% at June 30, 2024 and December 31, 2023, respectively. The Corporation is exempt from CBLR.
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

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs and has access to approximately $824.8 million in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $11.1 million at June 30, 2024. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2024, Meridian’s maximum borrowing capacity with the FHLB was $666.6 million. At June 30, 2024, Meridian had borrowed $182.3 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $157.2 million against its available credit lines. At June 30, 2024, Meridian also had available $56.0 million of unsecured federal funds lines of credit with other financial institutions as well as $149.6 million of available short or long term funding through the CDARS program and $348.9 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of June 30, 2024, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Banking Segment recorded income before tax of $3.2 million and $6.7 million for the three and six months ended June 30, 2024, as compared to income before tax of $6.6 million and $13.5 million for the same periods in 2023. The Banking Segment provided 72.2% and 84.5% of the Corporation’s pre-tax profit for the three and six months ended June 30, 2024, as compared to 111.5% and 122.7% for the same periods in 2023.
The Wealth Management Segment recorded income before tax of $676 thousand and $1.2 million for the three and six months ended June 30, 2024, as compared to income before tax of $317 thousand and $557 thousand for the same periods in 2023. The increase in income in this segment was the result of an increase in assets under management and improved market conditions over the period.
The Mortgage Banking Segment recorded income before tax of $545 thousand and $80 thousand for the three and six months ended June 30, 2024, as compared to losses before tax of $1.0 million and $3.1 million for the same periods in 2023. Mortgage Banking income and expenses related to loan originations and sales increased due to higher loan origination and sales volume.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2024 were $542.8 million as compared to $517.7 million at December 31, 2023.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2024 amounted to $11.3 million as compared to $10.9 million at December 31, 2023.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased 3 loans totaling $589 thousand for the three and six months ended June 30, 2024, while we did not repurchase any loans for the three and six months ended June 30, 2023.

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
The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands, except share data)	June 30, 2024	December 31, 2023
Total stockholders' equity (GAAP)	$162,382	$158,022
Less: Goodwill and intangible assets	(3,768)	(3,870)
Tangible common equity (non-GAAP)	158,614	154,152

Total assets (GAAP)	2,351,584	2,246,193
Less: Goodwill and intangible assets	(3,768)	(3,870)
Tangible assets (non-GAAP)	$2,347,816	$2,242,323

Stockholders' equity to total assets (GAAP)	6.91%	7.04%

(dollars in thousands, except share data)	June 30, 2024	December 31, 2023
Tangible common equity to tangible assets (non-GAAP)	6.76%	6.87%

Shares outstanding	11,191	11,183

Book value per share (GAAP)	$14.51	$14.13
Tangible book value per share (non-GAAP)	$14.17	$13.78
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at June 30, 2024. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	June 30, 2024	December 31, 2023
Allowance for credit losses (GAAP)	$21,703	$22,107

Loans and other finance receivables, net of fees and costs (GAAP)	1,988,535	1,895,806
Less: Loans fair valued	(12,900)	(13,726)
Loans and other finance receivables, net of fees and costs, excluding loans at fair value (non-GAAP)	$1,975,635	$1,882,080

Allowance for credit losses, net of fees and costs (GAAP)	1.09%	1.17%
Allowance for credit losses, net of fees and costs, excluding loans at fair value (non-GAAP)	1.10%	1.17%

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

	June 30,
Changes in Market Interest Rates	2024	2023
+300 basis points over next 12 months	(0.49)%	(1.92)%
+200 basis points over next 12 months	(0.07)%	(1.14)%
+100 basis points over next 12 months	0.14%	(0.44)%
No Change
-100 basis points over next 12 months	(1.30)%	(1.14)%
-200 basis points over next 12 months	(2.16)%	(2.29)%
-300 basis points over next 12 months	(2.90)%	(3.21)%
The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2024. In its current position, the table indicates that net interest income will fluctuate between 0.14% and (1.30)% in an up or down 100 basis point environment over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.
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

	June 30,
Changes in Market Interest Rates	2024	2023
+300 basis points	(7)%	1%
+200 basis points	(3)%	3%
+100 basis points	(1)%	3%
No Change
-100 basis points	(2)%	(7)%
-200 basis points	(8)%	(20)%
-300 basis points	(20)%	(41)%
This economic value of equity profile at June 30, 2024 suggests that we would experience a slightly negative effect from an increase or decrease of 100 basis points in rates, and the impact would worsen as rates continued to move downward. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2024 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Date:	August 9, 2024	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)