Form 10-Q
period 2024-09-30
Meridian Corp
filed 2024-11-08
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 4, 2024 there were 11,240,075 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACBB	Atlantic Central Bankers Bank
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period

LGD	Loss given default
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	September 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$12,542	$10,067
Interest-bearing deposits at other banks	19,805	46,630
Cash and cash equivalents	32,347	56,697
Securities available-for-sale, at fair value (amortized cost of $179,008 and $156,492, respectively)	171,568	146,019
Securities held-to-maturity, at amortized cost (fair value of $31,323 and $32,730, respectively)	33,833	35,781
Equity investments	2,166	2,121
Mortgage loans held for sale	46,602	24,816
Loans and other finance receivables, net of fees and costs	2,008,396	1,895,806
Allowance for credit losses	(21,965)	(22,107)
Loans and other finance receivables, net of the allowance for credit losses	1,986,431	1,873,699
Restricted investment in bank stock	8,542	8,072
Bank premises and equipment, net	12,807	13,557
Bank owned life insurance	29,489	28,844
Accrued interest receivable	10,012	9,325
Other real estate owned	1,862	1,703
Deferred income taxes	3,537	4,201
Servicing assets	4,364	11,748
Servicing assets held for sale	6,609	—
Goodwill	899	899
Intangible assets	2,818	2,971
Other assets	33,835	25,740
Total assets	$2,387,721	$2,246,193
Liabilities:
Deposits:
Non-interest bearing	$237,207	$239,289
Interest bearing	1,741,720	1,584,173
Total deposits	1,978,927	1,823,462
Borrowings	144,880	174,896
Subordinated debentures	49,928	49,836
Accrued interest payable	7,017	10,324
Other liabilities	39,519	29,653
Total liabilities	2,220,271	2,088,171
Stockholders’ equity:
Common stock, $1 par value per share. 25,000,000 shares authorized; 13,232,258 and 13,186,198 shares issued and 11,229,075 and 11,183,015 shares outstanding, respectively	13,232	13,186
Surplus	81,002	80,325
Treasury stock, 2,003,183 shares, at cost	(26,079)	(26,079)
Unearned common stock held by employee stock ownership plan	(1,204)	(1,204)
Retained earnings	107,765	101,216
Accumulated other comprehensive loss	(7,266)	(9,422)
Total stockholders’ equity	167,450	158,022
Total liabilities and stockholders’ equity	$2,387,721	$2,246,193
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans and other finance receivables, including fees	$38,103	$33,980	$109,928	$95,612
Securities - taxable	1,480	901	4,055	2,853
Securities - tax-exempt	320	333	969	1,038
Cash and cash equivalents	416	245	1,047	741
Total interest income	40,319	35,459	115,999	100,244
Interest expense:
Deposits	19,313	15,543	55,696	41,013
Borrowings and subordinated debentures	2,764	2,692	8,606	7,230
Total interest expense	22,077	18,235	64,302	48,243
Net interest income	18,242	17,224	51,697	52,001
Provision for credit losses	2,282	82	7,828	2,186
Net interest income after provision for credit losses	15,960	17,142	43,869	49,815
Non-interest income:
Mortgage banking income	6,474	4,819	15,528	13,143
Wealth management income	1,447	1,258	4,208	3,689
SBA loan income	544	982	2,315	3,463
Earnings on investment in life insurance	222	201	644	585
Net change in the fair value of derivative instruments	(102)	103	176	217
Net change in the fair value of loans held-for-sale	169	111	138	(88)
Net change in the fair value of loans held-for-investment	965	(570)	766	(673)
Net (loss) gain on hedging activity	(197)	82	(279)	81
Net loss on sale of investment securities available-for-sale	(57)	(3)	(57)	(58)
Other	1,366	1,103	4,620	3,489
Total non-interest income	10,831	8,086	28,059	23,848
Non-interest expense:
Salaries and employee benefits	12,829	12,420	34,839	35,633
Occupancy and equipment	1,243	1,226	3,706	3,610
Professional fees	1,106	1,104	3,633	2,930
Data processing and software	1,553	1,652	4,591	4,764
Advertising and promotion	717	848	2,454	2,799
Pennsylvania bank shares tax	181	244	729	735
Other	2,917	2,524	7,786	6,951
Total non-interest expense	20,546	20,018	57,738	57,422
Income before income taxes	6,245	5,210	14,190	16,241
Income tax expense	1,502	1,205	3,445	3,568
Net income	$4,743	$4,005	$10,745	$12,673
Basic earnings per common share	$0.43	$0.36	$0.97	$1.14
Diluted earnings per common share	$0.42	$0.35	$0.96	$1.11
Basic weighted average shares outstanding	11,110	11,058	11,098	11,129
Diluted weighted average shares outstanding	11,234	11,363	11,198	11,449
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income:	$4,743	$4,005	$10,745	$12,673

Net change in unrealized gains (losses) on investment securities available for sale:
Change in fair value of investment securities, net of tax of $695 and $(575), $1,063 and $(489) respectively	2,420	(2,059)	2,311	(1,757)
Reclassification adjustment for net losses realized in net income, net of tax effect of $14, $1, $14, and 13, respectively,	43	2	43	45
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $7 and $7, $21 and $19 respectively	22	22	66	67
Unrealized investment gains (losses), net of tax effect of $716 and $(566),$1,098 and $(457), respectively	$2,485	$(2,035)	$2,420	$(1,645)
Net change in unrealized (losses) gains on interest rate swaps used in cash flow hedges, net of tax effect of $368, $(140), $85 and $(233), respectively	(1,163)	497	(264)	825
Total other comprehensive income (loss)	$1,322	$(1,538)	$2,156	$(820)
Total comprehensive income	$6,065	$2,467	$12,901	$11,853
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended September 30, 2024
Balance at July 1, 2024	$13,194	$80,639	$(26,079)	$(1,204)	$104,420	$(8,588)	$162,382
Net income	—	—	—	—	4,743	—	4,743
Other comprehensive income	—	—	—	—	—	1,322	1,322
Dividends declared ($0.125 per share)	—	—	—	—	(1,398)	—	(1,398)
Common stock issued through share-based awards and exercises	38	297	—	—	—	—	335
Stock based compensation expense	—	66	—	—	—	—	66
Balance at September 30, 2024	$13,232	$81,002	$(26,079)	$(1,204)	$107,765	$(7,266)	$167,450

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Nine Months Ended September 30, 2024
Balance at January 1, 2024	$13,186	$80,325	$(26,079)	$(1,204)	$101,216	$(9,422)	$158,022
Net income	—	—	—	—	10,745	—	10,745
Other comprehensive income	—	—	—	—	—	2,156	2,156
Dividends declared ($0.375 per share)	—	—	—	—	(4,196)	—	(4,196)
Common stock issued through share-based awards and exercises	46	358	—	—	—	—	404
Stock based compensation expense	—	319	—	—	—	—	319
Balance at September 30, 2024	$13,232	$81,002	$(26,079)	$(1,204)	$107,765	$(7,266)	$167,450

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended September 30, 2023
Balance at July 1, 2023	$13,181	$79,650	$(26,079)	$(1,403)	$99,434	$(10,821)	$153,962
Net income	—	—	—	—	4,005	—	4,005
Other comprehensive loss	—	—	—	—	—	(1,538)	(1,538)
Dividends declared ($0.125 per share)	—	—	—	—	(1,396)	—	(1,396)
Stock based compensation expense	—	81	—	—	—	—	81
Balance at September 30, 2023	$13,181	$79,731	$(26,079)	$(1,403)	$102,043	$(12,359)	$155,114

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Nine Months Ended September 30, 2023
Balance at January 1, 2023	$13,156	$79,072	$(21,821)	$(1,403)	$95,815	$(11,539)	$153,280
Adjustment to initially apply ASU No. 2016-13 for CECL, net of tax	—	—	—	—	(2,228)	—	(2,228)
Net income	—	—	—	—	12,673	—	12,673
Other comprehensive loss	—	—	—	—	—	(820)	(820)
Dividends declared ($0.375 per share)	—	—	—	—	(4,217)	—	(4,217)
Net purchase of treasury stock through publicly announced plans (127,849 shares)	—	—	(4,258)	—	—	—	(4,258)
Common stock issued through share-based awards and exercises	25	144	—	—	—	—	169
Stock based compensation expense	—	515	—	—	—	—	515
Balance at September 30, 2023	$13,181	$79,731	$(26,079)	$(1,403)	$102,043	$(12,359)	$155,114
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(dollars in thousands)	2024	2023
Net income	$10,745	$12,673
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of investment securities	57	58
Net amortization of investment premiums and discounts and change in fair value of equity securities	2,873	1,225
Depreciation and amortization (accretion), net	276	289
Provision for credit losses	7,828	2,186
Amortization of issuance costs on subordinated debt	92	56
Stock based compensation	319	515
Net change in fair value of derivative instruments	(176)	(217)
Net change in fair value of loans held for sale	(138)	88
Net change in fair value of loans held for investment	(766)	673
Amortization and net impairment of servicing rights	994	1,618
SBA loan income	(2,315)	(3,463)
Proceeds from sale of loans	594,669	515,573
Loans originated for sale	(594,399)	(504,880)
Mortgage banking income	(15,528)	(13,143)
Increase in accrued interest receivable	(687)	(1,621)
Increase in other assets	(438)	(4,874)
Earnings from investment in bank owned life insurance	(644)	(585)
Decrease in deferred income tax	66	170
(Decrease) increase in accrued interest payable	(3,307)	5,425
Increase (decrease) in other liabilities	10,780	(778)
Net cash provided by operating activities	$10,301	$10,988

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	12,436	7,301
Sales	16,004	13,514
Purchases	(61,024)	(12,949)
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,720	1,020
Increase in restricted stock	(470)	(1,378)
Net increase in loans	(124,753)	(149,462)
Purchases of premises and equipment	(222)	(1,080)
Net cash used in investing activities	$(156,309)	$(143,034)

Cash flows from financing activities:
Net increase in deposits	155,465	96,166
(Decrease) increase in short-term borrowings	(40,609)	37,201
Increase in long-term debt	10,594	18,676
Repayment of subordinated debt	—	(54)
Proceeds from issuance of subordinated debt	—	9,740
Issuance costs on subordinated debt	—	(9)
Net purchase of treasury stock	—	(4,258)
Dividends paid	(4,196)	(4,217)
Share based awards and exercises	404	169
Net cash provided by financing activities	$121,658	$153,414

Net change in cash and cash equivalents	(24,350)	21,368
Cash and cash equivalents at beginning of period	56,697	38,391
Cash and cash equivalents at end of period	$32,347	$59,759

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$67,609	$42,818
Income taxes	1,222	1,839

Supplemental disclosure of cash flow information:
Transfers from loans held for sale to loans held for investment	—	351
Net loans sold, not settled	8,162	12,820
Investment security purchases, not settled	(7,380)	—
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
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any other period.

Pronouncements Adopted in 2024
The following pronouncements were adopted in 2024, but did not have a material impact on our consolidated financial statements.

•FASB ASU 2020-06, “Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”

•FASB ASU 2023-02, "Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method"

Pronouncements Not Yet Effective as of September 30, 2024:

FASB ASU 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures”
The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Corporation does not expect the adoption of this update for fiscal year ending December 31, 2024 to have a material impact on its disclosures.
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Numerator for earnings per share:
Net income available to common stockholders	$4,743	$4,005	$10,745	$12,673

Denominators for earnings per share:
Weighted average shares outstanding	11,254	11,228	11,249	11,307
Average unearned ESOP shares	(144)	(170)	(151)	(178)
Basic weighted averages shares outstanding	11,110	11,058	11,098	11,129
Dilutive effects of assumed exercises of stock options	124	119	100	149
Dilutive effects of SERP shares	—	186	—	171
Diluted weighted averages shares outstanding	11,234	11,363	11,198	11,449

Basic earnings per share	$0.43	$0.36	$0.97	$1.14
Diluted earnings per share	$0.42	$0.35	$0.96	$1.11
Antidilutive shares excluded from computation of average dilutive earnings per share	489	490	586	490

(3)    Securities
The following tables presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	September 30, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$31,001	$60	$(190)	$—	$30,871	14
U.S. government agency MBS	22,075	222	(325)	—	21,972	12
U.S. government agency CMO	36,111	121	(1,668)	—	34,564	30
State and municipal securities	41,040	41	(3,561)	—	37,520	31
U.S. Treasuries	20,542	—	(1,340)	—	19,202	17
Non-U.S. government agency CMO	12,876	41	(321)	—	12,596	10
Corporate bonds	15,363	255	(775)	—	14,843	15
Total securities available-for-sale	$179,008	$740	$(8,180)	$—	$171,568	129

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$33,833	$39	$(2,549)	$—	$31,323	19
Total securities held-to-maturity	$33,833	$39	$(2,549)	$—	$31,323	19

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$17,012	$25	$(213)	$—	$16,824	11
U.S. government agency MBS	22,750	364	(480)	—	22,634	14
U.S. government agency CMO	21,850	—	(2,277)	—	19,573	30
State and municipal securities	40,093	—	(3,877)	—	36,216	31
U.S. Treasuries	32,982	—	(2,560)	—	30,422	25
Non-U.S. government agency CMO	13,605	102	(552)	—	13,155	9
Corporate bonds	8,200	—	(1,005)	—	7,195	13
Total securities available-for-sale	$156,492	$491	$(10,964)	$—	$146,019	133

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$35,781	$52	$(3,103)	$—	$32,730	21
Total securities held-to-maturity	$35,781	$52	$(3,103)	$—	$32,730	21
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at September 30, 2024, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities warranted an ACL.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	September 30, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$15,386	$(87)	$3,701	$(103)	$19,087	$(190)
U.S. government agency MBS	5,191	(30)	8,220	(295)	13,411	(325)
U.S. government agency CMO	3,006	(37)	18,934	(1,631)	21,940	(1,668)
State and municipal securities	—	—	35,982	(3,561)	35,982	(3,561)
U.S. Treasuries	—	—	19,201	(1,340)	19,201	(1,340)
Non-U.S. government agency CMO	3,010	(2)	5,455	(319)	8,465	(321)
Corporate bonds	1,673	(37)	7,464	(738)	9,137	(775)
Total securities available-for-sale	$28,266	$(193)	$98,957	$(7,987)	$127,223	$(8,180)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$—	$—	$29,068	$(2,549)	$29,068	$(2,549)
Total securities held-to-maturity	$—	$—	$29,068	$(2,549)	$29,068	$(2,549)

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$4,981	$(25)	$6,195	$(188)	$11,176	$(213)
U.S. government agency MBS	4,864	(35)	8,170	(445)	13,034	(480)
U.S. government agency CMO	2,687	(36)	16,886	(2,241)	19,573	(2,277)
State and municipal securities	—	—	36,216	(3,877)	36,216	(3,877)
U.S. Treasuries	—	—	30,422	(2,560)	30,422	(2,560)
Non-U.S. government agency CMO	1,127	(4)	6,065	(548)	7,192	(552)
Corporate bonds	907	(93)	6,288	(912)	7,195	(1,005)
Total securities available-for-sale	$14,566	$(193)	$110,242	$(10,771)	$124,808	$(10,964)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,021	$(6)	$29,404	$(3,097)	$30,425	$(3,103)
Total securities held-to-maturity	$1,021	$(6)	$29,404	$(3,097)	$30,425	$(3,103)
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2024
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	20,542	19,201	2,017	2,014
Due after five years through ten years	24,592	23,719	5,781	5,102
Due after ten years	62,812	59,516	26,035	24,207
Subtotal	107,946	102,436	33,833	31,323
Mortgage-related securities	71,062	69,132	—	—
Total	$179,008	$171,568	$33,833	$31,323
There were sales of investment securities available for sale for the three and nine month ended September 30, 2024 totaling $16.0 million with $57 thousand in gross losses recognized. Proceeds from sales of investments for the three and nine months ended September 30, 2023 were $155 thousand and $13.5 million, respectively, with $3 thousand and $58 thousand in gross losses recognized, respectively.

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
For the three and nine months ended September 30, 2024 and 2023, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.
Pledged Securities
As of September 30, 2024 and December 31, 2023, securities having a carrying value of $51.6 million and $60.1 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	September 30, 2024	December 31, 2023
Real estate loans:
Commercial mortgage	$800,938	$737,863
Home equity lines and loans	86,967	76,287
Residential mortgage	257,604	260,604
Construction	250,552	246,440
Total real estate loans	1,396,061	1,321,194
Commercial and industrial	363,854	302,891
Small business loans	156,499	142,342
Consumer	342	389
Leases, net	86,704	121,632
Total loans and other finance receivables	$2,003,460	$1,888,448

Balances included in loans and other finance receivables, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$13,965	$13,726
Residential mortgage real estate loans accounted under fair value option, at amortized cost	15,344	16,198
Unearned lease income included in leases, net	(11,085)	(19,210)
Unamortized deferred loan origination costs, net of deferred fees	$4,936	$7,358
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
Nonaccrual and Past Due Loans
The following tables present an aging of the Corporation’s loans at the dates indicated:

	September 30, 2024
(dollars in thousands)	30-89 days past due	Current	Total accruing loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$—	$800,087	$800,087	$851	$800,938	0.11%
Home equity lines and loans	847	84,907	85,754	1,213	86,967	2.37
Residential mortgage (1)	369	248,293	248,662	8,942	257,604	3.61
Construction	4,892	242,355	247,247	3,305	250,552	3.27
Commercial and industrial	402	348,310	348,712	15,142	363,854	4.27
Small business loans	—	142,697	142,697	13,802	156,499	8.82
Consumer	—	342	342	—	342	—
Leases, net	1,865	82,951	84,816	1,888	86,704	4.33%
Total	$8,375	$1,949,942	$1,958,317	$45,143	$2,003,460	2.67%

(1) Includes $14.0 million of loans at fair value of which $13.6 million are current, $0 are 30-89 days past due and $361 thousand are nonaccrual.

	December 31, 2023
(dollars in thousands)	30-89 days past due	Current	Total accruing loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$571	$737,292	$737,863	$—	$737,863	0.08%
Home equity lines and loans	566	74,684	75,250	1,037	76,287	2.10
Residential mortgage (1)	1,103	254,965	256,068	4,536	260,604	2.16
Construction	—	245,234	245,234	1,206	246,440	0.49
Commercial and industrial	—	287,478	287,478	15,413	302,891	5.09
Small business loans	1,499	131,403	132,902	9,440	142,342	7.69
Consumer	—	389	389	—	389	—
Leases, net	2,197	117,304	119,501	2,131	121,632	3.56%
Total	$5,936	$1,848,749	$1,854,685	$33,763	$1,888,448	2.10%

(1) Includes $13.7 million of loans at fair value of which $12.9 million are current, $0 are 30-89 days past due and $786 thousand are nonaccrual.

There were no loans in the tables above as of September 30, 2024 or December 31, 2023 that were 90+days past due and still accruing interest.
Foreclosed and Repossessed Assets
At September 30, 2024 and December 31, 2023, there were 3 and 4 consumer mortgage loans, respectively, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $1.1 million and $937 thousand, respectively, for which formal foreclosure proceedings were in process.
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
Past Due and Nonaccrual Status
The following tables presents the amortized costs basis of loans and leases on nonaccrual status and loans 90 days or more past due and still accruing, net of fees and costs as of September 30, 2024 and December 31, 2023. As of this date here were no loans 90 days or more past due and still accruing.

	September 30, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual
Commercial mortgage	$851	$—	$851	$—	$—	$—
Home equity lines and loans	1,213	—	1,213	1,037	—	1,037
Residential mortgage	8,813	129	8,942	4,536	—	4,536
Construction	3,305	—	3,305	1,206	—	1,206
Commercial and industrial (1)	179	14,963	15,142	3,343	12,070	15,413
Small business loans	6,327	7,475	13,802	3,607	5,833	9,440
Leases, net	1,888	—	1,888	2,131	—	2,131
Total	$22,576	$22,567	$45,143	$15,860	$17,903	$33,763
(1) Increase in commercial and industrial nonaccrual loans with ACL relates to a repurchased loan as described further in footnote 5.

Collateral-dependent Loans
The following tables presents the amortized cost basis of non-accruing collateral-dependent loans by class or loans as of September 30, 2024 and December 31, 2023 under the current expected credit loss model:

	September 30, 2024			December 31, 2023
(dollars in thousands)	Real estate	Equipment and other	Total	Real estate	Equipment and other	Total
Commercial mortgage	$851	$—	$851	$—	$—	$—
Home equity lines and loans	1,213	—	1,213	1,037	—	1,037
Residential mortgage	8,942	—	8,942	4,536	—	4,536
Construction	3,305	—	3,305	1,206	—	1,206
Commercial and industrial	1,344	13,798	15,142	1,890	13,523	15,413
Small business loans	10,950	2,852	13,802	6,320	3,120	9,440
Leases, net	—	1,888	1,888	—	2,131	2,131
Total	$26,605	$18,538	$45,143	$14,989	$18,774	$33,763
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

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three and nine months ended September 30, 2024 and September 30, 2023 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2023):

	Three Months Ended September 30, 2024
(dollars in thousands)	Beginning balance	Initial PCD on purchased loan	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,676	$—	$—	$—	$(33)	$3,643
Home equity lines and loans	1,114	—	—	1	(10)	1,105
Residential mortgage	1,059	—	—	—	(78)	981
Construction	591	—	—	—	(12)	579
Commercial and industrial (1)	4,811	574	(107)	—	601	5,879
Small business loans	7,498	—	(1,104)	41	732	7,167
Consumer	—	—	(2)	1	1	—
Leases, net	2,954	—	(1,227)	109	775	2,611
Total	$21,703	$574	$(2,440)	$152	$1,976	$21,965

(1) - Meridian repurchased, at a discount of $574 thousand, the remaining balance of a commercial loan participation to another bank. The discount was recorded as a PCD loan in the ACL rollforward as presented above.

As noted above, on July 17, 2024 Meridian repurchased, at a discount of $574 thousand, the remaining balance of a commercial loan participation to another bank. At the time of purchase the determination was made that this loan had experienced more than insignificant deterioration in credit quality since origination. The impact of this loan repurchase increased the balance of non-performing loans by $2.1 million and also increased the ACL by $574 thousand as this loan is classified as a PCD loan. This initial measurement of expected credit losses on a PCD loan has no impact on net income. Subsequent changes to the ACL on a PCD loan would be recognized through a provision for credit losses on the statement of income.

	Nine Months Ended September 30, 2024
(dollars in thousands)	Beginning balance	Initial PCD on purchased loan	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,375	$—	$—	$—	$(732)	$3,643
Home equity lines and loans	998	—	(86)	29	164	1,105
Residential mortgage	1,020	—	—	—	(39)	981
Construction	485	—	—	—	94	579
Commercial and industrial	4,518	574	(1,935)	2	2,720	5,879
Small business loans	7,005	—	(2,583)	108	2,637	7,167
Consumer	—	—	(3)	3	—	—
Leases, net	3,706	—	(4,629)	382	3,152	2,611
Total	$22,107	$574	$(9,236)	$524	$7,996	$21,965

	Three Months Ended September 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,249	$—	$—	$916	$4,165
Home equity lines and loans	790	—	2	153	945
Residential mortgage	1,047	—	—	157	1,204
Construction	1,294	—	—	(453)	841
Commercial and industrial	2,241	(130)	1	267	2,379
Small business loans	6,869	(272)	1	(511)	6,086
Consumer	—	(1)	1	—	—

Leases, net	4,753	(606)	90	(174)	4,063
Total	$20,242	$(1,009)	$95	$355	$19,683

	Nine Months Ended September 30, 2023
(dollars in thousands)	Beginning Balance	Adjustment to initially apply ASU No. 2016-13 for CECL	Charge-offs	Recoveries	Provision (Reversal)	Ending balance
Commercial mortgage	$4,095	$(526)	$—	$—	$596	$4,165
Home equity lines and loans	188	439	(87)	5	400	945
Residential mortgage	948	17	—	—	239	1,204
Construction	3,075	(1,763)	—	—	(471)	841
Commercial and industrial	4,012	(1,023)	(130)	57	(537)	2,379
Small business loans	4,909	1,110	(598)	1	664	6,086
Consumer	3	(3)	(1)	3	(2)	—
Leases, net	1,598	3,345	(2,845)	242	1,723	4,063
Total	$18,828	$1,596	$(3,661)	$308	$2,612	$19,683
Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for credit losses - funded loans	$1,976	$355	$7,996	$2,612
Provision (recovery) for credit losses - unfunded loans	306	(273)	(168)	(426)
Total provision for credit losses	$2,282	$82	$7,828	$2,186

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases at the dates indicated:

	September 30, 2024
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,643	$3,643	$851	$800,087	$800,938
Home equity lines and loans	—	1,105	1,105	1,213	85,754	86,967
Residential mortgage	9	972	981	8,581	235,058	243,639
Construction	—	579	579	3,305	247,247	250,552
Commercial and industrial	3,903	1,976	5,879	15,142	348,712	363,854
Small business loans	2,847	4,320	7,167	13,802	142,697	156,499
Consumer	—	—	—	—	342	342
Leases, net	—	2,611	2,611	1,888	84,816	86,704
Total (1)	$6,759	$15,206	$21,965	$44,782	$1,944,713	$1,989,495

(1) Excludes deferred fees and loans carried at fair value.

	December 31, 2023
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$4,375	$4,375	$—	$737,863	$737,863
Home equity lines and loans	—	998	998	1,037	75,250	76,287
Residential mortgage	—	1,020	1,020	3,750	243,128	246,878
Construction	—	485	485	1,206	245,234	246,440
Commercial and industrial	3,691	827	4,518	15,413	287,478	302,891
Small business loans	2,805	4,200	7,005	9,440	132,902	142,342
Consumer	—	—	—	—	389	389
Leases, net	—	3,706	3,706	2,131	119,501	121,632
Total (1)	$6,496	$15,611	$22,107	$32,977	$1,841,745	$1,874,722

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

The following tables detail the carrying value of loans and leases by portfolio segment based on year of origination and the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	September 30, 2024						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Commercial mortgage
Pass/Watch	$92,898	$100,002	$159,003	$143,288	$97,750	$179,056	$511	$191	$772,699
Special Mention	—	—	11,355	—	4,354	7,960	667	—	24,336
Substandard	—	200	—	—	437	3,266	—	—	3,903
Total	$92,898	$100,202	$170,358	$143,288	$102,541	$190,282	$1,178	$191	$800,938
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$51,252	$67,740	$46,861	$13,892	$17,097	$8,611	$123	$34,226	$239,802
Special Mention	89	1,185	319	—	—	—	—	—	1,593
Substandard	—	—	959	1,419	631	2,608	—	3,540	9,157
Total	$51,341	$68,925	$48,139	$15,311	$17,728	$11,219	$123	$37,766	$250,552
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$69,935	$25,251	$20,941	$20,751	$8,977	$23,484	$—	$155,987	$325,326
Special Mention	—	850	2,641	—	—	1,045	—	5,549	10,085
Substandard	—	—	3,869	2,331	—	10,116	—	12,127	28,443
Total	$69,935	$26,101	$27,451	$23,082	$8,977	$34,645	$—	$173,663	$363,854
Year-to-date gross charge-offs	$—	$(607)	$—	$—	$—	$(1,324)	$—	$(4)	$(1,935)

Small business loans
Pass/Watch	$28,917	$27,159	$25,859	$28,458	$9,709	$6,539	$—	$13,564	$140,205
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,301	1,441	7,957	3,657	—	—	1,938	16,294
Total	$28,917	$28,460	$27,300	$36,415	$13,366	$6,539	$—	$15,502	$156,499
Year-to-date gross charge-offs	$—	$(118)	$(1,551)	$(140)	$(182)	$—	$—	$(592)	$(2,583)

Total by risk rating
Pass/Watch	$243,002	$220,152	$252,664	$206,389	$133,533	$217,690	$634	$203,968	$1,478,032
Special Mention	89	2,035	14,315	—	4,354	9,005	667	5,549	36,014
Substandard	—	1,501	6,269	11,707	4,725	15,990	—	17,605	57,797
Total	$243,091	$223,688	$273,248	$218,096	$142,612	$242,685	$1,301	$227,122	$1,571,843
Total year-to-date gross charge-offs	$—	$(725)	$(1,551)	$(140)	$(182)	$(1,324)	$—	$(596)	$(4,518)

	December 31, 2023						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2023	2022	2021	2020	2019	Prior
Commercial mortgage
Pass/Watch	$106,341	$160,302	$158,647	$97,535	$56,382	$133,349	$511	$423	$713,490
Special Mention	—	—	—	4,425	4,341	9,975	667	—	19,408
Substandard	200	—	571	—	1,635	2,233	—	326	4,965
Total	$106,541	$160,302	$159,218	$101,960	$62,358	$145,557	$1,178	$749	$737,863
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$67,776	$88,737	$21,793	$27,336	$2,307	$2,093	$123	$25,976	$236,141
Special Mention	—	—	1,329	—	511	4,329	—	2,924	9,093
Substandard	—	—	—	—	—	1,206	—	—	1,206
Total	$67,776	$88,737	$23,122	$27,336	$2,818	$7,628	$123	$28,900	$246,440
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$26,314	$38,748	$24,523	$8,449	$4,148	$33,726	$—	$131,304	$267,212
Special Mention	500	9	—	—	—	1,361	—	6,440	8,310
Substandard	—	—	2,906	—	300	9,469	—	14,694	27,369
Total	$26,814	$38,757	$27,429	$8,449	$4,448	$44,556	$—	$152,438	$302,891
Year-to-date gross charge-offs	$(209)	$(55)	$—	$(2)	$—	$—	$—	$—	$(266)

Small business loans
Pass/Watch	$35,764	$26,621	$37,278	$11,687	$6,672	$920	$—	$12,507	$131,449
Special Mention	—	—	—	909	—	—	—	314	1,223
Substandard	49	1,523	5,090	2,122	—	—	—	886	9,670
Total	$35,813	$28,144	$42,368	$14,718	$6,672	$920	$—	$13,707	$142,342
Year-to-date gross charge-offs	$—	$—	$—	$(11)	$(912)	$—	$—	$(565)	$(1,488)

Total by risk rating
Pass/Watch	$236,195	$314,408	$242,241	$145,007	$69,509	$170,088	$634	$170,210	$1,348,292
Special Mention	500	9	1,329	5,334	4,852	15,665	667	9,678	38,034
Substandard	249	1,523	8,567	2,122	1,935	12,908	—	15,906	43,210
Total	$236,944	$315,940	$252,137	$152,463	$76,296	$198,661	$1,301	$195,794	$1,429,536
Total year-to-date gross charge-offs	$(209)	$(55)	$—	$(13)	$(912)	$—	$—	$(565)	$(1,754)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2024 and December 31, 2023.

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their year of origination and performance status at the dates indicated:

	September 30, 2024						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Home equity lines and loans
Performing	$564	$335	$771	$212	$335	$3,417	$79,640	$85,274
Nonperforming	—			91		342	1,260	1,693
Total	$564	$335	$771	$303	$335	$3,759	$80,900	$86,967
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(86)	$(86)

Residential mortgage (1)
Performing	$12,624	$47,201	$143,220	$17,481	$6,150	$8,382	$—	$235,058
Nonperforming	129	247	2,607	763	1,069	3,766	—	8,581
Total	$12,753	$47,448	$145,827	$18,244	$7,219	$12,148	$—	$243,639
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$38	$25	$—	$—	$246	$33	$342
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$38	$25	$—	$—	$246	$33	$342
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(3)	$(3)

Leases, net
Performing	$305	$17,524	$40,852	$20,496	$5,605	$—	$—	$84,782
Nonperforming	—	232	1,158	383	149	—	—	1,922
Total	$305	$17,756	$42,010	$20,879	$5,754	$—	$—	$86,704
Year-to-date gross charge-offs	$—	$(713)	$(2,865)	$(842)	$(209)	$—	$—	$(4,629)

Total by Payment Performance
Performing	$13,493	$65,098	$184,868	$38,189	$12,090	$12,045	$79,673	$405,456
Nonperforming	129	479	3,765	1,237	1,218	4,108	1,260	12,196
Total	$13,622	$65,577	$188,633	$39,426	$13,308	$16,153	$80,933	$417,652
Total year-to-date gross charge-offs	$—	$(713)	$(2,865)	$(842)	$(209)	$—	$(89)	$(4,718)
(1) Excludes $14.0 million of loans at fair value.

	December 31, 2023						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2023	2022	2021	2020	2019	Prior
Home equity lines and loans
Performing	$343	$795	$314	$352	$2,191	$2,295	$68,600	$74,890
Nonperforming	—	—	—	—	—	—	1,397	1,397
Total	$343	$795	$314	$352	$2,191	$2,295	$69,997	$76,287
Year-to-date gross charge-offs	$—	$—	$—	$—	$(33)	$—	$(54)	$(87)

Residential mortgage (1)
Performing	$48,576	$154,219	$22,237	$6,260	$456	$11,380	$—	$243,128
Nonperforming	—	1,350	—	1,043	—	1,357	—	3,750
Total	$48,576	$155,569	$22,237	$7,303	$456	$12,737	$—	$246,878
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$39	$35	$—	$—	$32	$234	$49	$389
Nonperforming	—	—	—	—	—	—	—	—
Total	$39	$35	$—	$—	$32	$234	$49	$389
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(2)	$(2)

Leases, net
Performing	$23,054	$55,940	$30,876	$9,718	$—	$—	$—	$119,588
Nonperforming	263	1,194	368	219	—	—	—	2,044
Total	$23,317	$57,134	$31,244	$9,937	$—	$—	$—	$121,632
Year-to-date gross charge-offs	$(128)	$(2,165)	$(1,450)	$(290)	$—	$—	$—	$(4,033)

Total by Payment Performance
Performing	$72,012	$210,989	$53,427	$16,330	$2,679	$13,909	$68,649	$437,995
Nonperforming	263	2,544	368	1,262	—	1,357	1,397	7,191
Total	$72,275	$213,533	$53,795	$17,592	$2,679	$15,266	$70,046	$445,186
Total year-to-date gross charge-offs	$(128)	$(2,165)	$(1,450)	$(290)	$(33)	$—	$(56)	$(4,122)
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
The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	2	$557	0.4%	$—	3	$1,517	1.1%	$—
Construction	1	319	0.1%	—	—	—	—%	—
Total	3	$876		$—	3	$1,517		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	—	$—	—%	$—	2	$306	0.2%	$77
Total	—	$—		$—	2	$306		$77

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number of Loans		Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	5	$1,245	0.8%	$—	3		$1,517	1.1%	$—
Construction	1	319	0.1%	—	—		—	—%	—
Commercial & industrial	5	2,737	0.8%	—	1		2,407	0.8%	—
Total	11	$4,301		$—	4		$3,924		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	4	$2,701	1.7%	$942	2		$306	0.2%	$77
Commercial & industrial	4	2,276	0.6%	—	1		1,406	0.5%	422
Total	8	$4,977		$942	3	3	$1,712		$499
The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Number of Loans	Financial Effect	Number of Loans	Financial Effect
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	2	Extend maturity date	3	Extend maturity date
Construction	1	Extend maturity date
Total	3		3
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	—	Extend maturity date and allow additional lender funding	2	Extend term and allow additional lender funding
Total	—		2

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Number of Loans	Financial Effect	Number of Loans	Financial Effect
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	5	Extend maturity date	3	Extend maturity date
Construction	1	Extend maturity date	—
Commercial & industrial	5	Extend maturity date and allow additional lender funding	1	Extend maturity date
Total	11		4
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	4	Extend maturity date	2	Extend term and allow additional lender funding
Commercial & industrial	4	Extend maturity date and allow additional lender funding	1	Extend term and allow additional lender funding
Total	8		3
There were 3 and 5 modifications granted to borrowers experiencing financial difficulty for the three months ended September 30, 2024 and September 30, 2023, respectively. There were 14 and 7 modifications granted to borrowers experiencing financial difficulty for the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase in assistance provided to small business loan customers experiencing financial difficulty is largely due to the elevated interest rate environment as the majority of our small business loans carry a variable interest rate. In accordance with the SBA's SOP 50-57-3 covering loan servicing, we work with such customers to help determine whether temporary payment relief would help to improve their cash flows in the near future.

There were one and two loans that had payment defaults during the three and nine months ended September 30, 2024, respectively, and zero during the three and nine months ended September 30, 2023, that were modified in the 12 months before default to borrowers experiencing financial difficulty. There were no commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the three and nine months ended September 30, 2024 and September 30, 2023.

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has 5 unsecured borrowing facilities with correspondent banks for up to $56 million in total. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 and $0 in Federal funds purchased at September 30, 2024 and December 31, 2023. The Corporation also has a facility with the Federal Reserve Bank discount window of $6 million. This facility is fully secured by investment securities and pledged loans. There were no borrowings under this at September 30, 2024 and December 31, 2023. The Corporation's facility with the Federal Reserve’s BTFP expired in March 2024. The Corporation has a revolving line of credit with ACBB of $5 million that is used to fund operating activities of the Corporation.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	September 30, 2024	December 31, 2023
FHLB Open Repo Plus Weekly	06/16/2025	5.18%	$75,204	$104,792
FRB BTFP Advances	03/29/2024	4.76%	—	33,000
ACBB Holding Company Revolving LOC	6/25/2025	8.25%	1,500	—
FHLB Mid-term Repo Fixed	9/30/2024	4.60%	—	3,432
FHLB Mid-term Repo Fixed	10/25/2024	5.03%	8,097	—
FHLB Mid-term Repo Fixed	1/27/2025	4.85%	8,000	—
FHLB Mid-term Repo Fixed	2/24/2025	5.35%	7,813	—
Total Short-Term Borrowings			$100,614	$141,224

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	September 30, 2024	December 31, 2023
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	$8,935	$8,935
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	10,594	—
FHLB Mid-term Repo Fixed	10/14/2025	5.16%	9,492	9,492
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	15,245
Total Long-Term Borrowings			$44,266	$33,672

The FHLB has also issued $162.4 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2024.
The Corporation has a maximum borrowing capacity with the FHLB of $684.0 million as of September 30, 2024 and $626.8 million as of December 31, 2023. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $905.0 million and $945.2 million of residential mortgage loans as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Corporation recognized servicing fee income of $572 thousand and $1.7 million, respectively, compared to $612 thousand and $1.9 million, respectively, during the three and nine months ended September 30, 2023.
Changes in the MSR balance are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of the period	$8,026	$9,238	$8,621	$9,942
Servicing rights capitalized	48	9	80	9
Amortization of servicing rights	(292)	(319)	(919)	(1,025)
Change in valuation allowance - recovery	—	—	—	2
Balance at end of the period	$7,782	$8,928	$7,782	$8,928

Of the total MSR balance of $7.8 million as of September 30, 2024 presented above, $6.6 million is classified as servicing assets held for sale in the consolidated balance sheet as of that date.
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2024, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 11.68% and a discount rate equal to 9.50%. At December 31, 2023, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.57% and a discount rate equal to 9.50%. Due in part to market volatility as interest rates increased, the prepayment speed assumption has decreased from December 31, 2023 to September 30, 2024.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2024	December 31, 2023
Fair value of residential mortgage servicing rights	$10,315	$11,221

Weighted average life (months)	43	28

Prepayment speed	11.68%	8.57%
Impact on fair value:
10% adverse change	$(446)	$(506)
20% adverse change	(859)	(973)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(1,009)	$(415)
20% adverse change	(1,369)	(799)
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

Residential Mortgage Loan MSR Sale
On October 31, 2024 the Corporation sold approximately $6.6 million of residential mortgage loan servicing rights associated with $777.2 million of its $905.0 million in serviced loans. The Corporation received $9.6 million in cash on the date of the sale, will receive approximately $534 thousand by January 2, 2025, and will receive a final payment of approximately $534 thousand up to one year from the date of the sale, or after all transfer conditions have been satisfied. The MSRs sold were classified as servicing assets held for sale in the consolidated balance sheet as of September 30, 2024.

SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $239.3 million and $225.8 million of SBA loans, as of September 30, 2024 and December 31, 2023, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of the period	$3,315	$2,955	$3,127	$2,404
Servicing rights capitalized	208	373	661	1,099
Amortization of servicing rights	(325)	(243)	(785)	(690)
Change in valuation allowance	(7)	(178)	188	94
Balance at end of the period	$3,191	$2,907	$3,191	$2,907

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Valuation allowance, beginning of period	$(73)	$(92)	$(268)	$(364)
Impairment	(7)	(178)	(7)	(178)
Recovery	—	—	195	272
Valuation allowance, end of period	$(80)	$(270)	$(80)	$(270)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2024, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 16.94% and a discount rate equal to 13.04%. At December 31, 2023, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 14.70% and a discount rate equal to 14.66%.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2024	December 31, 2023
Fair value of SBA loan servicing rights	$3,575	$3,376

Weighted average life (years)	3.2	3.5

Prepayment speed	16.94%	14.70%
Impact on fair value:
10% adverse change	$(159)	$(125)
20% adverse change	(305)	(241)

Discount rate	13.04%	14.66%
Impact on fair value:
10% adverse change	$(79)	$(74)
20% adverse change	(156)	(145)
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

The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	September 30, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$30,871	$—	$30,871	$—
U.S. government agency MBS	21,972	—	21,972	—
U.S. government agency CMO	34,564	—	34,564	—
State and municipal securities	37,520	—	37,520	—
U.S. Treasuries	19,202	19,202	—	—
Non-U.S. government agency CMO	12,596	—	12,596
Corporate bonds	14,843	—	14,843	—
Equity investments	2,166	—	2,166	—
Mortgage loans held for sale	46,602	—	46,602	—
Mortgage loans held for investment	13,965	—	13,965	—
Interest rate lock commitments	419	—	—	419
Forward commitments	15	—	15	—
Customer derivatives - interest rate swaps	2,775	—	2,775	—
Fair Value Hedge	7	—	7	—
Total	$237,517	$19,202	$217,896	$419

	September 30, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3

Liabilities
Interest rate lock commitments	$50	$—	$—	$50
Forward commitments	9	—	9	—
Customer derivatives - interest rate swaps	2,796	—	2,796	—
Risk Participation Agreements	78	—	78	—
Interest rate swaps	885	—	885	—
Total	$3,818	$—	$3,768	$50

	December 31, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$16,824	$—	$16,824	$—
U.S. government agency MBS	22,634	—	22,634	—
U.S. government agency CMO	19,573	—	19,573	—
State and municipal securities	36,216	—	36,216	—
U.S. Treasuries	30,422	30,422	—	—
Non-U.S. government agency CMO	13,155	—	13,155	—
Corporate bonds	7,195	—	7,195	—
Equity investments	2,121	—	2,121	—
Mortgage loans held for sale	24,816	—	24,816	—
Mortgage loans held for investment	13,726	—	13,726	—
Interest rate lock commitments	214	—	—	214
Customer derivatives - interest rate swaps	3,528	—	3,528	—
Total	$190,424	$30,422	$159,788	$214

Liabilities
Interest rate lock commitments	$17	$—	$—	$17
Forward commitments	41	—	41	—
Customer derivatives - interest rate swaps	3,544	—	3,544	—
Risk Participation Agreements	11	—	11	—
Total	$3,613	$—	$3,596	$17
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	September 30, 2024	December 31, 2023
Mortgage servicing rights	$7,782	$8,621
SBA loan servicing rights	3,191	3,127
Individually evaluated loans (1)
Commercial and industrial	11,059	9,818
Small business loans	4,743	3,134
Total	$26,775	$24,700

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. The increase in individually evaluated commercial and industrial loans noted above was due to reassessing how we evaluate the impairment on a loan relationship to now be based on the fair value of collateral.

The following table details the valuation techniques for Level 3 individually evaluated loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
September 30, 2024	$15,802	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
December 31, 2023	12,952	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
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
Individually Evaluated Loans
Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Individually evaluated loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the ACL policy.
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
The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

	Fair Value Hierarchy Level	September 30, 2024		December 31, 2023
(dollars in thousands)		Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$32,347	$32,347	$56,697	$56,697
Mortgage loans held for sale	Level 2	46,602	46,602	24,816	24,816
Loans receivable, net of the allowance for credit losses	Level 3	1,994,431	1,949,333	1,882,080	1,832,558
Mortgage loans held for investment	Level 2	13,965	13,965	13,726	13,726
Financial liabilities:
Deposits	Level 2	$1,978,927	$2,019,200	$1,823,462	$1,834,700
Borrowings	Level 2	144,880	158,600	174,896	176,400
Subordinated debentures	Level 2	49,928	49,831	49,836	50,223
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of the period	$451	$261	$214	$87
Increase in value	(32)	(32)	205	142
Balance at end of the period	$419	$229	$419	$229
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
September 30, 2024	$419	Market comparable pricing	Pull through	1 - 99%	83.07%
December 31, 2023	214	Market comparable pricing	Pull through	1 - 99%	79.48

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

In June 2023 the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments received on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the three and nine months ended September 30, 2024, approximately $1.2 million and $264 thousand respectively, net of tax, is recorded in total comprehensive income as unrealized losses. For the three and nine months ended September 30, 2023, approximately $497 thousand and $825 thousand respectively, net of tax, is recorded in total comprehensive income as unrealized gains. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2024. At September 30, 2024 and December 31, 2023, the combined notional amount of the interest rate swaps was $75 million and $75 million, respectively, and the fair value was a liability of $885 thousand and $539 thousand, respectively.
In August 2024 the Corporation entered into an interest rate swap classified as a fair value hedge with a notional amount of $40 million, to hedge the interest payments received on a pool of residential mortgage loans held in portfolio. Under the terms of the swap agreement, the Corporation pays an average fixed rate of 3.60% and receives a variable rate in return indexed to SOFR. The swap matures August 2027. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in fair value of the hedged item. For the three and nine months ended September 30, 2024, approximately $7 thousand and $7 thousand respectively, net of tax, is recorded as a fair values adjustment. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2024.

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

The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		September 30, 2024		December 31, 2023
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$64,979	$419	$33,735	$214
Negative fair values	Other liabilities	8,976	(50)	5,399	(17)
Total		$73,955	$369	$39,134	$197

Forward Commitments
Positive fair values	Other assets	$6,750	$15	$—	$—
Negative fair values	Other liabilities	4,250	(9)	4,250	(41)
Total		$11,000	$6	$4,250	$(41)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$49,143	$2,775	$50,593	$3,528
Negative fair values	Other liabilities	49,143	(2,796)	50,593	(3,544)
Total		$98,286	$(21)	$101,186	$(16)

Customer Derivatives - Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	7,413	(78)	7,082	(11)
Total		$7,413	$(78)	$7,082	$(11)

Fair Value Hedge
Positive fair values	Other assets	$40,000	$7	$—	$—
Negative fair values	Other liabilities	—	—	—	—
Total		$40,000	$7	$—	$—

Interest Rate Swaps
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	75,000	(885)	75,000	(539)
Total		$75,000	$(885)	$75,000	$(539)

Total derivative financial instruments		$305,654	$(602)	$226,652	$(410)
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value gains and (losses) on derivative financial instruments:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Interest Rate Lock Commitments	$(30)	$29	$172	$138
Forward Commitments	4	37	47	50
Customer Derivatives - Interest Rate Swaps	(30)	33	(5)	19
Customer Derivatives - Risk Participation Agreements	(46)	6	(38)	11
Fair Value Hedge	7	—	7	—
Interest Rate Swaps	(1,498)	588	(346)	1,023
Net fair value gains (losses) on derivative financial instruments	$(1,593)	$693	$(162)	$1,241
Net realized losses on derivative hedging activities were $197 thousand and $279 thousand for the three and nine months ended September 30, 2024, respectively, and net realized gains of $82 thousand and $81 thousand for the three and nine months ended September 30, 2023, respectively, and are included in non-interest income in the consolidated statements of income.
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

	Segment Information
	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$18,151	$46	$45	$18,242	$17,205	$(15)	$34	$17,224
Provision for credit losses	2,282	—	—	2,282	82	—	—	82
Net interest income after provision	15,869	46	45	15,960	17,123	(15)	34	17,142

Non-interest Income
Mortgage banking income	(7)	—	6,481	6,474	80	—	4,739	4,819
Wealth management income	—	1,447	—	1,447	—	1,258	—	1,258
SBA loan income	544	—	—	544	982	—	—	982
Net change in fair values	(76)	—	1,108	1,032	38	—	(394)	(356)
Net loss on hedging activity	—	—	(197)	(197)	—	—	82	82
Other	897	—	634	1,531	658	—	643	1,301
Non-interest income	1,358	1,447	8,026	10,831	1,758	1,258	5,070	8,086
Non-interest expense	13,287	840	6,419	20,546	12,564	826	6,628	20,018
Income (loss) before income taxes	$3,940	$653	$1,652	$6,245	$6,317	$417	$(1,524)	$5,210

Total Assets	$2,319,072	$10,543	$58,106	$2,387,721	$2,177,145	$8,833	$44,993	$2,230,971

	Segment Information
	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Net interest income	$51,528	$76	$93	$51,697	$51,928	$(12)	$85	$52,001
Provision for credit losses	7,828	—	—	7,828	2,186	—	—	2,186
Net interest income after provision	43,700	76	93	43,869	49,742	(12)	85	49,815

Non-interest Income
Mortgage banking income	147	—	15,381	15,528	221	—	12,922	13,143
Wealth management income	1	4,207	—	4,208	—	3,689	—	3,689
SBA loan income	2,315	—	—	2,315	3,463	—	—	3,463
Net change in fair values	(42)	—	1,122	1,080	30	—	(574)	(544)
Net loss on hedging activity	—	—	(279)	(279)	—	—	81	81
Other	2,487	—	2,720	5,207	1,982	—	2,034	4,016
Non-interest income	4,908	4,207	18,944	28,059	5,696	3,689	14,463	23,848
Non-interest expense	37,962	2,479	17,297	57,738	35,608	2,704	19,110	57,422
Income (loss) before income taxes	$10,646	$1,804	$1,740	$14,190	$19,830	$973	$(4,562)	$16,241

Total Assets	$2,319,072	$10,543	$58,106	$2,387,721	$2,177,145	$8,833	$44,993	$2,230,971
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

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of September 30, 2024 compared to December 31, 2023 and the results of operations for the three and nine months ended September 30, 2024 compared to the same periods in 2023. More detailed information related to these highlights can be found in the sections that follow.

Changes in Financial Condition - September 30, 2024 Compared to December 31, 2023
•Total assets increased $141.5 million, or 6.3%, to $2.4 billion as of September 30, 2024.
•Portfolio loans increased $115.0 million, or 6.1%, to $2.0 billion as of September 30, 2024.
•Mortgage loans held for sale increased $21.8 million, or 87.8%, to $46.6 million as of September 30, 2024.
•Total deposits increased $155.5 million or 8.5% to $2.0 billion as of September 30, 2024.
•Non-interest bearing deposits decreased $2.1 million, or 0.9%, to $237.2 million as of September 30, 2024.
•The Corporation returned $4.2 million of capital to Meridian shareholders during the nine months ended September 30, 2024 through a $0.125 dividend per share per quarter, totaling a $0.375 year to date dividend per share.

Three Month Results of Operations - September 30, 2024 Compared to the Same Period in 2023
•Net income was $4.7 million, or $0.42 per diluted share, up $738 thousand, or 18.4%, driven by increases in net interest income and non-interest income.
•The return on average assets and return on average equity were 0.80% and 11.41%, respectively, for the third quarter 2024, compared to 0.73% and 10.17%, respectively, for the third quarter 2023.
•Net interest margin decreased to 3.20% from 3.29% due to the impact of deposit and borrowing costs outpacing the repricing of interest earnings assets, mainly loans.
•The overall provision for credit losses increased $2.2 million when comparing the third quarter 2024 to the third quarter 2023. The provision increase was largely due to the impact of charge-offs, an increase in non-performing loans, combined with providing for loan growth over this period.
•Non-interest income increased $2.7 million, or 33.9%, to $10.8 million driven by a $1.7 million increase in mortgage banking income, an overall $1.1 million positive impact of fair value changes related to mortgage banking activities, $189 thousand of an increase in wealth management fee income, and an increase of $263 thousand in other income, partially offset by a $438 thousand decrease in SBA loan income.
•Non-interest expense increased $528 thousand, or 2.6%, to $20.5 million due to a $409 thousand increase in salaries and employee benefits, and an increase of $393 thousand in other non-interest expense, partially offset by decreases of $131 thousand and $99 thousand, in advertising and promotion, and data processing and software expense, respectively.

Nine Month Results of Operations - September 30, 2024 Compared to the Same Period in 2023
•Net income was $10.7 million, or $0.96 per diluted share, down $1.9 million, or 15.2%, driven by an increase in interest expense and the provision for credit losses, partially offset by increases in interest income and non-interest income.
•The return on average assets and return on average equity were 0.62% and 8.84%, respectively, for the nine months ended September 30, 2024, compared to 0.79% and 10.96%, respectively, for the nine months ended September 30, 2023
•Net interest margin decreased to 3.12% from 3.40% due to the impact of deposit and borrowing costs outpacing the repricing of interest earnings assets, mainly loans.
•The overall provision for credit losses increased $5.6 million when comparing the nine months ended September 30, 2024 to September 30, 2023. As noted above in the quarterly analysis, the provision increase was largely due to the impact of charge-offs, an increase in non-performing loans, combined with providing for loan growth over this period.
•Non-interest income increased $4.2 million, or 17.7%, to $28.1 million driven by a $2.4 million increase in mortgage banking income, an overall $1.3 million positive impact of fair value changes related to mortgage banking activities, a $519 thousand increase in wealth management fee income, and an increase of $1.2 million in other income, partially offset by a $1.1 million decrease in SBA loan income.
•Non-interest expense increased $316 thousand, or 0.6%, to $57.7 million due to an increase of $703 thousand in professional fees, an increase of $835 thousand in other expense, partially offset by a decrease of $794 thousand in salaries and employee benefits and, a $345 thousand decrease in advertising and promotions expense.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Return on average assets, annualized	0.80%	0.73%	0.62%	0.79%
Return on average equity, annualized	11.41%	10.17%	8.84%	10.96%
Net interest margin (tax effected yield)	3.20%	3.29%	3.12%	3.40%
Basic earnings per share	$0.43	$0.36	$0.97	$1.14
Diluted earnings per share	$0.42	$0.35	$0.96	$1.11
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Book value per common share	$14.91	$14.13
Tangible book value per common share (1)	$14.58	$13.78
Allowance as a percentage of loans and other finance receivables	1.09%	1.17%
Allowance as a percentage of loans and other finance receivables (excl. loans at fair value) (1)	1.10%	1.17%
Tier I capital to risk weighted assets	7.89%	7.90%
Tangible common equity to tangible assets ratio (1)	6.87%	6.87%
Loans and other finance receivables, net of fees and costs	$2,008,396	$1,895,806
Total assets	$2,387,721	$2,246,193
Total stockholders’ equity	$167,450	$158,022

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three and nine months ended September 30, 2024 and 2023, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The table below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended September 30,
(dollars in thousands)	2024			2023
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$30,519	$416	5.43%	$17,400	$245	5.58%
Investment securities - taxable	145,845	1,480	4.04	106,369	901	3.36
Investment securities - tax exempt (1)	56,408	397	2.80	58,196	410	2.80
Loans held for sale	47,177	766	6.46	27,718	456	6.53
Loans held for investment (1)	1,997,574	37,339	7.44	1,876,648	33,526	7.09
Total loans	2,044,751	38,105	7.41	1,904,366	33,982	7.08
Total interest-earning assets	2,277,523	40,398	7.06%	2,086,331	35,538	6.76%
Noninterest earning assets	95,738			98,054
Total assets	$2,373,261			$2,184,385
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$132,257	$1,390	4.18%	$160,886	$1,488	3.67%
Money market and savings deposits	800,406	8,391	4.17	719,123	6,755	3.73
Time deposits	781,172	9,532	4.85	648,646	7,300	4.46
Total interest - bearing deposits	1,713,835	19,313	4.48	1,528,655	15,543	4.03
Borrowings	160,063	1,985	4.93	167,889	2,086	4.93
Subordinated debentures	49,908	779	6.21	41,311	606	5.82
Total interest-bearing liabilities	1,923,806	22,077	4.57	1,737,855	18,235	4.16
Noninterest-bearing deposits	246,310			253,485
Other noninterest-bearing liabilities	37,836			36,774
Total liabilities	2,207,952			2,028,114
Total stockholders' equity	165,309			156,271
Total stockholders' equity and liabilities	$2,373,261			$2,184,385
Net interest income and spread (1)		$18,321	2.49		$17,303	2.60
Net interest margin (1)			3.20%			3.29%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

	For the Nine Months Ended September 30,
(dollars in thousands)	2024			2023
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$25,712	$1,047	5.44%	$19,514	$741	5.08%
Investment securities - taxable	136,275	4,055	3.97	111,884	2,853	3.41
Investment securities - tax exempt (1)	57,007	1,204	2.82	60,042	1,266	2.82
Loans held for sale	33,914	1,661	6.54	23,459	1,080	6.16
Loans held for investment (1)	1,971,595	108,274	7.34	1,836,244	94,538	6.88
Total loans	2,005,509	109,935	7.32	1,859,703	95,618	6.87
Total interest-earning assets	2,224,503	116,241	6.98%	2,051,143	100,478	6.55%
Noninterest earning assets	96,228			95,740
Total assets	$2,320,731			$2,146,883
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$134,814	$4,036	4.00%	$198,599	$5,184	3.49%
Money market and savings deposits	786,345	24,512	4.16	673,540	16,603	3.30
Time deposits	744,025	27,148	4.87	628,419	19,226	4.09
Total interest - bearing deposits	1,665,184	55,696	4.47	1,500,558	41,013	3.65
Borrowings	169,265	6,271	4.95	143,955	5,450	5.06
Subordinated debentures	49,877	2,335	6.25	40,662	1,779	5.85
Total interest-bearing liabilities	1,884,326	64,302	4.56	1,685,175	48,242	3.83
Noninterest-bearing deposits	236,239			271,909
Other noninterest-bearing liabilities	37,739			35,234
Total liabilities	2,158,304			1,992,318
Total stockholders' equity	162,427			154,565
Total stockholders' equity and liabilities	$2,320,731			$2,146,883
Net interest income and spread (1)		$51,939	2.42		$52,236	2.72
Net interest margin (1)			3.12%			3.40%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate / Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 Compared to 2023
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$(8)	$180	$172	$57	$253	$310
Federal funds sold	(1)	—	(1)	—	(4)	(4)
Investment securities - taxable	201	378	579	521	681	1,202
Investment securities - tax exempt (1)	—	(13)	(13)	2	(64)	(62)
Loans held for sale	(6)	316	310	73	508	581
Loans held for investment (1)	1,594	2,219	3,813	6,524	7,212	13,736
Total loans	1,588	2,535	4,123	6,597	7,720	14,317
Total interest income	$1,780	$3,080	$4,860	$7,177	$8,586	$15,763
Interest expense:
Interest-bearing demand deposits	$187	$(285)	$(98)	$685	$(1,833)	$(1,148)
Money market and savings deposits	829	807	1,636	4,843	3,066	7,909
Time deposits	652	1,580	2,232	4,052	3,870	7,922
Total interest - bearing deposits	1,668	2,102	3,770	9,580	5,103	14,683
Borrowings	(4)	(97)	(101)	(119)	940	821
Subordinated debentures	41	132	173	131	425	556
Total interest expense	$1,705	$2,137	$3,842	$9,592	$6,468	$16,060
Interest differential	$75	$943	$1,018	$(2,415)	$2,118	$(297)

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended September 30, 2024 Compared to the Same Period in 2023
For the three months ended September 30, 2024 as compared to the same period in 2023, tax-equivalent interest income increased $4.9 million as favorable rate and volume changes contributed $1.8 million, and $3.1 million, respectively, to interest income. The favorable change in rates led to increased yields on taxable investment securities (up 68 basis points) and loans held for investment (up 35 basis points) that favorably impacted interest income by $1.6 million, overall. The loans held for investment average balances increased $120.9 million, leading to a favorable volume impact on interest income of $2.2 million, while the increase in loans held for sale average balances of $19.5 million had an small but favorable impact to interest income of $316 thousand. Growth in the loans held for investment portfolio was led by average balance increases in commercial real estate ($138.6 million), commercial loans ($40.8 million), residential real estate ($5.0 million), and home equity loans ($14.3 million).

On the funding side, overall interest expense increased $3.8 million, largely driven by the continued impact that the Fed's prior period rate hikes have had on the cost of deposits and borrowings, while Fed's rate decrease announced late in the third quarter has not yet taken full effect. The cost of deposits was up across the board, leading to a $3.8 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 51, 44, and 39 basis points, respectively, while the cost of borrowings did not change. Money market/savings accounts were the largest drivers of the interest expense increase due to volume as average balances on such accounts increased $81.3 million, while time deposit average balances increased $132.5 million, and the average balances on interest-bearing demand deposits decreased $28.6 million, while borrowings decreased $7.8 million on average.

Overall, the $1.0 million increase in net interest income over this period was attributable largely to volume changes as favorable rate changes in interest-earning assets were nearly offset by rate changes on interest-bearing liabilities.

Nine Months Ended September 30, 2024 Compared to the Same Period in 2023
For the nine months ended September 30, 2024 as compared to the same period in 2023, tax-equivalent interest income increased $15.8 million as favorable rate and volume changes contributed $7.2 million, and $8.6 million, respectively, to interest income. The favorable change in rates led to increased yields on loans held for sale (up 38 basis points) and loans held for investment (up 46 basis points) that favorably impact interest income by $6.6 million, overall. The loans held for investment average balances increased $135.4 million, leading to a favorable volume impact on interest income of $7.2 million, while the increase in loans held for sale average balances of $10.5 million had a favorable impact to interest income of $508 thousand. Growth in the loans held for investment portfolio was led by average balance increases in commercial real estate ($153.0 million), commercial loans ($23.4 million), residential real estate ($17.3 million), and home equity loans ($15.4 million).

On the funding side, overall interest expense increased $16.1 million. The cost of deposits were up across the board, leading to a $14.7 million increase to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits increased 51 basis points, 86 basis points and 78 basis points, respectively, while the cost of borrowings decreased by 11 basis points. Money market/savings accounts were the largest drivers of the interest expense increase due to volume as average balances on such accounts increased $112.8 million, while time deposit average balances increased $115.6 million, and the average balances on interest-bearing demand deposits decreased $63.8 million, while borrowings increased $25.3 million on average.

Overall, the $297 thousand decrease in net interest income over this period was driven by rate changes as the cost of interest bearing liabilities outpaced the increase in the yield on interest earning assets.
.

PROVISION FOR CREDIT LOSSES
Three and Nine Months Ended September 30, 2024 Compared to the Same Periods in 2023
The total provision for credit losses increased $2.2 million on a net basis for the three months ended September 30, 2024. The provision on funded loans increased $1.6 million over the three month comparable period in 2023 driven by provisioning for loan growth and charge-offs, as well as an increase in specific reserves, mainly on small business loans and existing non-accrual loans. The provision on unfunded loan commitments increased over this period due to an increase in unfunded balances and the baseline loss rate for certain portfolios.
The total provision for credit losses increased $5.6 million on a net basis for the nine months ended September 30, 2024. The provision on funded loans increased $5.5 million over the nine month comparable period in 2023 driven by an increase in specific reserves, mainly on small business loans and existing non-accrual loans, combined with provisioning for loan growth and charge-offs.

NON-INTEREST INCOME
Three Months Ended September 30, 2024 Compared to the Same Period in 2023
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Mortgage banking income	$6,474	$4,819	$1,655	34.3%
Wealth management income	1,447	1,258	189	15.0%
SBA loan income	544	982	(438)	(44.6)%
Earnings on investment in life insurance	222	201	21	10.4%
Net change in the fair value of derivative instruments	(102)	103	(205)	(199.0)%
Net change in the fair value of loans held-for-sale	169	111	58	52.3%
Net change in the fair value of loans held-for-investment	965	(570)	1,535	(269.3)%
Net (loss) gain on hedging activity	(197)	82	(279)	(340.2)%
Net loss on sale of investment securities available-for-sale	(57)	(3)	(54)	(100.0)%
Other	1,366	1,103	263	23.8%
Total non-interest income	$10,831	$8,086	$2,745	33.9%
Total non-interest income increased $2.7 million due largely to improved income from our mortgage segment, despite the continued impact of the higher rate environment and a lack of housing inventory. Mortgage loan originations increased $66.0 million to $238.8 million when comparing the quarter ended September 30, 2024 to the quarter ended September 30, 2023. SBA loan income decreased $438 thousand over this period as the value of SBA loans sold for the quarter-ended September 30, 2024 was $14.3 million, or 54.6%, lower than the quarter-ended September 30, 2023, while the gross margin on sale was 7.9% for the quarter-ended September 30, 2024 compared to 6.2% for the quarter-ended September 30, 2023.

The net change in the fair value of loans held-for-investment improved to a gain of $965 thousand for the quarter ended September 30, 2024, compared to a loss of $570 thousand for the comparable prior year quarter, due to the impact of the changing interest rate environment and the impact this has had on loans in portfolio that are held at fair value. Other non-interest income increased due to an increase in FHLB stock income, increases in broker fees and other mortgage segment related income, as well as business credit card fee income.
Nine Months Ended September 30, 2024 Compared to the Same Period in 2023
The following table presents the components of non-interest income for the periods indicated:

	Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Mortgage banking income	$15,528	$13,143	$2,385	18.1%
Wealth management income	4,208	3,689	519	14.1%
SBA loan income	2,315	3,463	(1,148)	(33.2)%
Earnings on investment in life insurance	644	585	59	10.1%
Net change in the fair value of derivative instruments	176	217	(41)	(18.9)%
Net change in the fair value of loans held-for-sale	138	(88)	226	(256.8)%
Net change in the fair value of loans held-for-investment	766	(673)	1,439	(213.8)%
Net (loss) gain on hedging activity	(279)	81	(360)	(444.4)%
Net loss on sale of investment securities available-for-sale	(57)	(58)	1	(100.0)%
Other	4,620	3,489	1,131	32.4%
Total non-interest income	$28,059	$23,848	$4,211	17.7%
Total non-interest income increased $4.2 million due largely to improved income from our mortgage segment, despite the continued impact of the higher rate environment and a lack of housing inventory. Mortgage loan originations increased $112.0 million to $594.5 million when comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023. SBA loan income decreased $1.1 million over this period as the value of SBA loans sold for the nine months ended September 30, 2024 was $25 million, or 39.1%, lower than for the nine months September 30, 2023, while the gross margin on sale was 8.2% for the nine months ended September 30, 2024 compared to 6.8% for the nine months ended September 30, 2023.
The net changes in the fair value of loans held-for-sale increased by $226 thousand, period over period due to the increase in volume and the impact of the changing interest rate environment. Other non-interest income in several areas increased including FHLB stock income, broker fees and other mortgage segment related income, as well as business credit card fee income, and other account related fees such as wire transfer fees and ATM fees.
NON-INTEREST EXPENSE
Three Months Ended September 30, 2024 Compared to the Same Period in 2023
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Salaries and employee benefits	$12,829	$12,420	$409	3.3%
Occupancy and equipment	1,243	1,226	17	1.4%
Professional fees	1,106	1,104	2	0.2%
Data processing and software	1,553	1,652	(99)	(6.0)%
Advertising and promotion	717	848	(131)	(15.4)%
Pennsylvania bank shares tax	181	244	(63)	(25.8)%
Other	2,917	2,524	393	15.6%
Total non-interest expense	$20,546	$20,018	$528	2.6%
Total non-interest expense increased $528 thousand, or 2.6%, largely attributable to an increase in salaries and employee benefits and other non-interest expense. Salaries and employee benefits increased $409 thousand due largely to the improvement in mortgage banking operations over the period, combined with a higher level of stock based compensation expense. Other non-interest expense increased $393 thousand due to an increase in certain commercial and consumer related loan expenses due to portfolio growth, and employee related training and recruitment fees as we continue to search for high performing individuals to join the Meridian team, partially offset by a decrease in FDIC insurance expense. Data processing and software expense decreased $99 thousand as a result of a change in mortgage customer volume, and advertising and promotion expense decreased $131 thousand as well due to the timing of marketing campaigns and events.

Nine Months Ended September 30, 2024 Compared to the Same Period in 2023
The following table presents the components of non-interest expense for the periods indicated:

	Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Salaries and employee benefits	$34,839	$35,633	$(794)	(2.2)%
Occupancy and equipment	3,706	3,610	96	2.7%
Professional fees	3,633	2,930	703	24.0%
Data processing and software	4,591	4,764	(173)	(3.6)%
Advertising and promotion	2,454	2,799	(345)	(12.3)%
Pennsylvania bank shares tax	729	735	(6)	(0.8)%
Other	7,786	6,951	835	12.0%
Total non-interest expense	$57,738	$57,422	$316	0.6%
Total non-interest expense increased $316 thousand, or 0.6%, largely attributable to an increase in professional fees, and other non-interest expense, partially offset by a decrease in salaries and employee benefits, and advertising expense. Salaries and employee benefits decreased $794 thousand due largely to the above noted cost reduction efforts in the mortgage segment, combined with lower stock based compensation expense. Professional fees increased $703 thousand over this period due to an increase in loan and lease workout expenses and OREO expense, as well as an increase in audit related costs. Other non-interest expense increased $835 thousand due largely to an increase in certain commercial and consumer related loan expenses due to portfolio growth, and employee related training and recruitment fees.
INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2024 was $1.5 million, and $3.4 million, respectively, as compared to $1.2 million, and $3.6 million, respectively, for the same periods in 2023. Our effective tax rates were 24.0% and 24.3%, respectively, for the three and nine months ended September 30, 2024, compared to 23.1% and 22.0% for the same periods in 2023. While income tax expense decreased primarily due to the decrease in income before income taxes, the effective tax rate increased due to the impact of additional nondeductible expense, partially offset by an increase in tax-free bank owned life insurance income.

BALANCE SHEET ANALYSIS
As of September 30, 2024, total assets were $2.4 billion which increased $141.5 million, or 6.3%, from December 31, 2023. This increase in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(Dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Mortgage loans held for sale	$46,602	$24,816	$21,786	87.8%
Real estate loans:
Commercial mortgage	800,938	737,863	63,075	8.5
Home equity lines and loans	86,967	76,287	10,680	14.0
Residential mortgage	257,604	260,604	(3,000)	(1.2)
Construction	250,552	246,440	4,112	1.7
Total real estate loans	1,396,061	1,321,194	74,867	5.7

Commercial and industrial	363,854	302,891	60,963	20.1
Small business loans	156,499	142,342	14,157	9.9
Consumer	342	389	(47)	(12.1)
Leases, net	86,704	121,632	(34,928)	(28.7)
Total portfolio loans and leases	$2,003,460	$1,888,448	$115,012	6.1
Total loans and leases	$2,050,062	$1,913,264	$136,798	7.1%
Portfolio loans increased $115.0 million, to $2.0 billion as of September 30, 2024, from $1.9 billion as of December 31, 2023. Overall portfolio loan growth was 6.1% since December 31, 2023, or 8.1% on an annualized basis for 2024. Commercial real estate loans increased $63.1 million, or 8.5%, commercial and industrial loans increased $61.0 million, or 20.1%, and construction loans increased $4.1 million, or 1.7%.
As of September 30, 2024, included within the commercial real estate loans total of $800.9 million was $253.0 million of owner-occupied commercial loans, as well as $110.2 million of multi-family loans. Nearly all of the multi-family real estate loans are on properties located in Philadelphia and surrounding counties we service.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Noninterest-bearing deposits	$237,207	$239,289	$(2,082)	(0.9)%
Interest-bearing deposits:
Interest-bearing demand deposits	133,429	150,898	(17,469)	(11.6)%
Money market and savings deposits	822,837	747,803	75,034	10.0%
Time deposits	785,454	685,472	99,982	14.6%
Total interest-bearing deposits	$1,741,720	$1,584,173	$157,547	9.9%
Total deposits	$1,978,927	$1,823,462	$155,465	8.5%
Total deposits increased $155.5 million, or 8.5%, since December 31, 2023. Noninterest-bearing deposits and interest-bearing accounts decreased $2.1 million, and $17.5 million, respectively, during the period. This decline was largely due to customer preference for money market deposits which carry higher interest rates than demand deposits. Time deposits grew $100.0 million, or 14.6%, largely due to wholesale funding as customers prefer the higher term interest rates offered by these products.
The majority of Meridian's deposit base is comprised of business deposits (51%), with consumer deposits amounting to 12% at September 30, 2024. Municipal deposits (11%) and brokered deposits (26%) provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At September 30, 2024, 62% of business accounts and 89% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 20% at September 30, 2024.

Capital
Consolidated stockholders’ equity of the Corporation was $167.5 million, or 7.0% of total assets as of September 30, 2024, as compared to $158.0 million, or 7.0% of total assets as of December 31, 2023. On October 22, 2024, the Board of Directors declared a quarterly cash dividend of $0.125 per common share payable November 19, 2024 to shareholders of record as of November 12, 2024.
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.32% and 9.46% at September 30, 2024 and December 31, 2023, respectively. The Corporation is exempt from CBLR.
The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Bank		Well-capitalized minimum
	September 30, 2024	December 31, 2023
Tier 1 leverage ratio	9.32%	9.46%	5.00%
Common tier 1 risk-based capital ratio	10.17%	10.10%	6.50%
Tier 1 risk-based capital ratio	10.17%	10.10%	8.00%
Total risk-based capital ratio	11.22%	11.17%	10.00%

In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital. As of September 30, 2024, Meridian has phased in 50% of the day-one effects of CECL.

Asset Quality Summary
The ratio of non-performing assets to total assets was 1.97% as of September 30, 2024, up from 1.58% reported as of December 31, 2023. Total non-performing loans of $45.1 million as of September 30, 2024, increased $11.4 million from $33.8 million as December

31, 2023. The changes were the result of risk rating downgrades in several loan categories including SBA loans and the acquisition of a PCD loan during the period, partially offset by a decline in small equipment leasing non-performing loans and charge-offs as of September 30, 2024.
Meridian realized net charge-offs of 0.11% of total average loans for the three months ending September 30, 2024, which was up from 0.05% reported for the same period in 2023. Net charge-offs for the quarter ended September 30, 2024 were $2.3 million, compared to net charge-offs of $914 thousand for the quarter ended September 30, 2023. Net charge-offs for the current quarter comprised of $2.4 million in charge-offs, with $152 thousand in recoveries, and were nearly an even split between SBA loans and small ticket equipment leases.
The ratio of allowance for credit losses to total loans and other finance receivables, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Appendix), was 1.10% as of September 30, 2024 compared to 1.17% as of December 31, 2023. As of September 30, 2024 there were specific reserves of $6.8 million against non-performing loans, an increase from $6.5 million as of December 31, 2023. The increase over this period was due to an increase in specific reserves on certain SBA and commercial loan relationships, led by the impact of a loan participation that was repurchased during the quarter and classified as a PCD loan and therefore increased the ACL as of September 30, 2024, partially offset by specific reserves that existed as of December 31, 2023 that were charged-off during 2024.
The drop in ACL coverage ratio noted above since December 31, 2023 was the direct result of charge-offs of specific reserves on individually evaluated loans. But despite the decrease in the ACL coverage ratio in the ACL on collectively evaluated loans, management continues to provide for loan growth in various portfolio segments, as well as providing for growth in certain qualitative factors in riskier portfolio segments.
The Corporation is proactive with its loan review process that utilizes the engagement of an independent outside loan review firm, which helps identify developing credit issues. Proactive steps that are taken include the procurement of additional collateral (preferably outside the current loan structure) whenever possible and frequent contact with the borrower. The Corporation believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall risk of loss.

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	September 30, 2024	December 31, 2023
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$851	$—
Home equity lines and loans	1,213	1,037
Residential mortgage	8,942	4,536
Construction	3,305	1,206
Total real estate loans	14,311	6,779
Commercial and industrial	15,142	15,413
Small business loans	13,802	9,440
Leases	1,888	2,131
Total nonaccrual loans	45,143	33,763
Other real estate owned	1,862	1,703
Total non-performing assets	$47,005	$35,466

Asset quality ratios:
Non-performing assets to total assets	1.97%	1.58%
Non-performing loans to:
Total loans and leases	2.20%	1.76%
Total loans and other finance receivables	2.25%	1.78%
Total loans and other finance receivables (excluding loans at fair value) (1)	2.26%	1.79%
Allowance for credit losses to:
Total loans and leases	1.07%	1.15%
Total loans and other finance receivables	1.09%	1.17%
Total loans and other finance receivables (excluding loans at fair value) (1)	1.10%	1.17%
Non-performing loans	48.66%	65.48%

Total loans and leases	$2,054,998	$1,920,622
Total loans and other finance receivables	2,008,396	1,895,806
Total loans and other finance receivables (excluding loans at fair value)	1,994,431	1,882,080
Allowance for credit losses	21,965	22,107

(1) The allowance for credit losses to total loans and other finance receivables (excluding loans at fair value) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

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

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs and has access to approximately $879.5 million in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $6.0 million at September 30, 2024. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2024, Meridian’s maximum borrowing capacity with the FHLB was $684.0 million. At September 30, 2024, Meridian had borrowed $143.4 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $162.4 million against its available credit lines. At September 30, 2024, Meridian also had available $56.0 million of unsecured federal funds lines of credit with other financial institutions as well as $173.9 million of available short or long term funding through the CDARS program and $328.0 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of September 30, 2024, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $3.9 million and $10.6 million for the three and nine months ended September 30, 2024, as compared to income before tax of $6.3 million and $19.8 million for the same periods in 2023. The Banking Segment provided 63.1% and 75.0% of the Corporation’s pre-tax profit for the three and nine months ended September 30, 2024, as compared to 121.2% and 122.1% for the same periods in 2023.
The Wealth Management Segment recorded income before tax of $653 thousand and $1.8 million for the three and nine months ended September 30, 2024, as compared to income before tax of $417 thousand and $973 thousand for the same periods in 2023. The increase in income in this segment was the result of an increase in assets under management and improved market conditions over the period.
The Mortgage Banking Segment recorded income before tax of $1.7 million and $1.7 million for the three and nine months ended September 30, 2024, as compared to losses before tax of $1.5 million and $4.6 million for the same periods in 2023. Mortgage Banking income and expenses related to loan originations and sales increased over the comparable periods due to higher loan origination and sales volume.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2024 were $597.3 million as compared to $517.7 million at December 31, 2023.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2024 amounted to $11.3 million as compared to $10.9 million at December 31, 2023.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased one loan totaling $257 thousand and 5 loans totaling $1.1 million for the three and nine months ended September 30, 2024, respectively, while the Corporation repurchased 2 loans totaling $730 thousand for the three and nine months ended September 30, 2023.

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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands, except share data)	September 30, 2024	December 31, 2023
Total stockholders' equity (GAAP)	$167,450	$158,022
Less: Goodwill and intangible assets	(3,717)	(3,870)
Tangible common equity (non-GAAP)	163,733	154,152

Total assets (GAAP)	2,387,721	2,246,193
Less: Goodwill and intangible assets	(3,717)	(3,870)
Tangible assets (non-GAAP)	$2,384,004	$2,242,323

Stockholders' equity to total assets (GAAP)	7.01%	7.04%
Tangible common equity to tangible assets (non-GAAP)	6.87%	6.87%

Shares outstanding	11,229	11,183

Book value per share (GAAP)	$14.91	$14.13
Tangible book value per share (non-GAAP)	$14.58	$13.78
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at September 30, 2024. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	September 30, 2024	December 31, 2023
Allowance for credit losses (GAAP)	$21,965	$22,107

Loans and other finance receivables (GAAP)	2,008,396	1,895,806
Less: Loans at fair value	(13,965)	(13,726)
Loans and other finance receivables, excluding loans at fair value (non-GAAP)	$1,994,431	$1,882,080

Allowance for credit losses to loans and other finance receivables (GAAP)	1.09%	1.17%
Allowance for credit losses to loans and other finance receivables, excluding loans at fair value (non-GAAP)	1.10%	1.17%

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

	September 30,
Changes in Market Interest Rates	2024	2023
+300 basis points over next 12 months	2.04%	(1.25)%
+200 basis points over next 12 months	1.62%	(0.74)%
+100 basis points over next 12 months	0.96%	(0.29)%
No Change
-100 basis points over next 12 months	(1.31)%	(1.33)%
-200 basis points over next 12 months	(2.54)%	(2.63)%
-300 basis points over next 12 months	(3.10)%	(3.77)%
The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2024. In its current position, the table indicates that net interest income will fluctuate in an up or down 100 basis point environment over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.
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

	September 30,
Changes in Market Interest Rates	2024	2023
+300 basis points	9%	(10)%
+200 basis points	9%	(6)%
+100 basis points	6%	(2)%
No Change
-100 basis points	(9)%	—%
-200 basis points	(25)%	(5)%
-300 basis points	(47)%	(17)%
This economic value of equity profile at September 30, 2024 suggests that we would experience a negative effect from a decrease of 100 basis points in rates, and the impact would worsen as rates continued to move downward. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2024 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Date:	November 8, 2024	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)