Form 10-K
period 2024-12-31
Meridian Corp
filed 2025-03-17
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes  ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $98,411,518 as of June 30, 2024 based upon the last sales price in which our common stock was quoted on the NASDAQ Stock Market on June 30, 2024.
As of March 10, 2025 there were 11,285,278 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MERIDIAN CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
AI	Artificial intelligence
ALCO	Asset/Liability Committee
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period
LIBOR	London Inter-bank Offering Rate
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights

NSFR	Net stable funding ratio
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secured Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs
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
All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review the Corporation’s filings with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2024 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. the Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by the Corporation or by or on behalf of Meridian Bank, except as may be required under applicable laws.

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
Corporate Structure and Business Lines
The Corporation is the parent to the Bank. The Bank is the parent to four wholly-owned subsidiaries: Meridian Land Settlement Services, LLC, which provides title insurance services; Apex Realty, LLC, a real estate holding company; Meridian Wealth Partners, LLC, a registered investment advisory firm, (“Meridian Wealth”); and Meridian Equipment Finance, LLC, an equipment leasing and other finance receivables company. With these subsidiaries, the Corporation is organized into the following three lines of business, or segments.
Commercial Banking
The first line of business, or segment, is our traditional banking operations, serving both commercial and consumer customers. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses. We provide deposit and treasury management services, commercial and industrial lending and leasing, commercial real estate lending, small business lending, consumer and home equity lending, private banking, merchant services, and title and land settlement services. Our commercial and industrial lending department supports our small business and middle market borrowers with a comprehensive selection of loan products including financing solutions for wholesalers, manufacturers, distributors, service providers, importers and exporters, among others. Our portfolio includes business lines of credit, term loans, SBA lending, lease financing, other financings, and SNCs. We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.
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

Mortgage Banking
The third line of business is mortgage banking. Our mortgage consultants guide our clients through the complex process of obtaining a loan to meet consumer needs. Originations consist of consumer for-sale mortgage loans, loans to be held within our portfolio, and wholesale mortgage loans. Clients include homeowners and smaller scale investors. The mortgage segment operates and originates mortgage loans in the Delaware Valley tri-state market, and Maryland markets, most typically for 1-4 family dwellings, with the intention of selling substantially all of these loans in the secondary market to qualified investors, while often retaining the servicing rights on these loans. Mortgages are originated through sales and marketing initiatives, as well as realtor, builder, bank, advertising and customer referral resources. The mortgage division performs origination, processing, underwriting, closing and post-closing functions both from our Blue Bell mortgage headquarters with 5 other loan production offices in the Delaware Valley tri-state market, and from Maryland through our footprint of 3 other production/processing offices in the state.
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

(dollars in thousands / population actual)	United States	Pennsylvania	Maryland
Population (1)	308,449,281	13,002,700	6,177,224
Median household income (1)	$63	$62	$85
Unemployment rate (2)	4.20%	3.60%	3.10%

	Philadelphia Metropolitan Area Counties
(dollars in thousands / population actual)	Bucks County	Montgomery County	Delaware County	Chester County	Philadelphia County	Total
Population (1)	645,054	864,683	575,182	545,823	1,567,258	4,198,000
Median household income (1)	$99	$99	$80	$110	$53	$88
Unemployment rate (2)	2.90%	2.70%	3.10%	2.40%	4.40%

	Baltimore Metropolitan Area Counties
(dollars in thousands / population actual)	Howard County	Montgomery County	Anne Arundel County	Prince George's County	Baltimore County	Total
Population (1)	335,411	1,052,521	593,286	946,971	846,161	3,774,350
Median household income (1)	$130	$117	$108	$91	$82	$106
Unemployment rate (2)	2.10%	2.40%	2.30%	3.10%	2.70%

	Delaware Counties					Florida County
(dollars in thousands / population actual)	Kent County	Sussex County	New Castle County	Total		Lee County
Population (1)	188,946	255,956	575,494	1,020,396		822,453
Median household income (1)	$64	$69	$78	$70		$63
Unemployment rate (2)	3.6%	3.2%	3.0%			3.1%

(1) Source: U.S. Census Data – 2020
(2) Source: U.S. Bureau of Labor Statistics –December 2024

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
Human Capital Resources
At December 31, 2024, we employed 322 individuals, nearly all of whom are full-time and of which 48% are women. Women make up 32% of all officers throughout the Meridian organization. None of these employees are covered by collective bargaining agreements, and Meridian believes it enjoys good relations with its personnel. The Bank was named to American Bankers 2022 Top 200 Community Banks as well as being listed by the Philadelphia Inquirer in their '’Top Work Places of 2022.” In December of 2020, the Bank was named by the ICBA as one of their ‘Best Community Banks to Work For’. As an integrated full-service financial institution, approximately 61% of our employees are employed through our banking segment, 36% through our mortgage segment, and 3% for our wealth segment.
Meridian is committed to giving back to our communities. In 2024, we donated $546 thousand to over 100 organizations throughout the various communities that we serve in Pennsylvania, New Jersey, Delaware, Maryland, and Florida. Meridian also sponsors individual / group service days and provides time off to employees to participate in charitable activities in the communities we serve.
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
During 2024, we hired 65 professionals, 55% of which were women, and 31% of which were ethnically diverse. For 2024, our turnover rate was approximately 2%, which makes our overall retention rate very high compared to peers. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and our continued evolution and growth contribute to our success in attracting and retaining strong talent.
Our benefits are designed to attract and retain employees by providing employees and their families with health and wellness programs (medical, dental, vision), retirement wealth accumulation, paid time off, income replacement (paid sick and disability leaves and life insurance) and family oriented benefits (parental leaves and child care assistance).
We aim to continually build on the expertise of our workforce. At entry levels, we have implemented trainee and internship programs. During 2024 Meridian invested throughout the organization in terms of in-house and external training programs to help our employees develop leadership skills, stay current on professional development topic in their area of focus, as well as to keep up to date on cybersecurity, and risk & compliance matters that impact the organization overall.
Our Current Capital Stock Structure
As of December 31, 2024, Meridian had 13,243,258 shares of common stock, $1 par value, issued and 11,240,075 shares outstanding. There are 2,003,183 shares held in treasury.
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

Supervision and Regulation
Meridian and its subsidiaries are subject to extensive regulation under federal and state banking laws that establish a comprehensive framework for our operations. This framework may materially affect our growth potential and financial performance and is intended primarily for the protection of depositors, customers, federal deposit insurance funds and the banking system as a whole, not for the protection of our shareholders and creditors. The following discussion summarizes certain laws, regulations and policies to which Corporation and the Bank are currently subject to. It does not address all applicable laws, regulations and policies that affect us currently or might affect us in the future. This discussion is qualified in its entirety by reference to the full texts of the laws, regulations and policies described.
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
As of December 31, 2024, we owned $208.1 million of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities, corporate bonds, and municipal securities. As a result of inflationary pressures and the resulting rapid increases in interest rates in 2023 and early 2024, the trading value of previously issued government and other fixed income securities has declined significantly. The Corporation conducts a periodic review of the securities portfolio to determine if any decline in the estimated fair value of any security below its cost basis is considered impaired. Factors which are considered in the analysis include, but are not limited to, the extent to which the fair value is less than the amortized cost basis, the financial condition, credit rating and future prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments and the Corporation’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be uncollectible, the security is written down to a new cost basis and the resulting loss will be recognized as a securities provision for credit losses through an allowance for credit losses.

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
•Failing to realize related revenue synergies and/or cost savings within expected time frames; and
•Losing key employees and customers or a reduction in our stock price as a result of an acquisition that is integrated poorly.
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
Other primary sources of funds consist of cash from operations and investment maturities, redemptions and sales. To a lesser extent, proceeds from the issuance and sale of securities to investors can become a source of funds. Additional liquidity is provided by wholesale funding such as brokered deposits and borrowings from the FRB, and the FHLB. We also may borrow from correspondent banks or third party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding or access to certain customary sources of funds, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System.
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
Loss of deposits could increase our funding costs.
As do many banking institutions, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2024, we had $2.0 billion in deposits. These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.
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

Our business increasingly relies on AI to improve our services and our customer’s experience. The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business.

Any of the foregoing, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and improve our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.
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
The banking and financial services industry in our market area is highly competitive. We may not be able to compete effectively in our markets, which could adversely affect our results of operations. The increasingly competitive environment is a result of changes in regulation, advances in technology and product delivery systems, and consolidation among financial service providers. Larger institutions have greater resources and access to capital markets, with higher lending limits, more advanced technology and broader suites of services. Competition at times requires increases in deposit rates and decreases in loan rates, and may adversely impact our net interest margin.

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
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In response to the economic conditions resulting from the COVID-19 pandemic, the Federal Reserve's target federal funds rate was reduced nearly to 0% and the yields on Treasury notes declined to historic lows. However, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced in January of 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The Federal Reserve then increased the target range eleven times throughout 2022 to July 2023. In further reassessment of inflation and other factors, the Federal Reserve decreased the range three times in late 2024.

As of December 31, 2024, the target range for the federal funds rate had been decreased to 4.25% from 4.50% at September 30, 2024. Our interest rate spread, net interest margin and net interest income improved during this period as our interest-bearing liabilities repriced at a faster pace than interest-earning assets.

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

Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

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
The change to the CECL framework required us to greatly increase the data we collect and review to determine the appropriate level of the allowance for credit losses. The CECL framework may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the reasonable and supportable forecasted economic conditions and loan payment behaviors. Determination of the allowance is inherently subjective as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance. Any increases in provisions will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

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
We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Deterioration in the credit quality of third parties whose securities or obligations we hold, including the FHLMC, GNMA and municipalities, could result in significant losses.
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
We sell substantially all of the mortgage loans held for sale that we originated. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require that we repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan, resulting in these mortgage loans being placed on our books and subjecting us to the risk of a potential default.
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
Our business is significantly dependent on the real estate markets in which we operate, as a large percentage of our loan portfolio is secured by real estate or mortgage loans originated for sale.
As of December 31, 2024, our real estate loans, excluding mortgages held for sale, included $824.0 million of CRE loans (40.0% of total portfolio loans), $259.6 million of construction and development loans (12.6% of total portfolio loans), and for consumer loans, $252.6 million of residential mortgage loans, and $90.7 million of home equity loans (16.7% of total portfolio loans), with the majority of these real estate loans concentrated in the southeast Pennsylvania, Delaware, Maryland, southern New Jersey, and to a lesser degree in southwest Florida. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, and weather related events, generally. Southeast Pennsylvania, Delaware, Maryland, southern New Jersey, and southwest Florida have experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in southeast Pennsylvania, Delaware, Maryland, southern New Jersey, and southwest Florida, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally.
CRE loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. Commercial real estate markets were particularly impacted by the economic disruption resulting from the COVID-19 pandemic which was a catalyst for the evolution of various remote work options which may still have an impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related our Wealth Management Business
Revenues and profitability from our wealth management business may be adversely affected by any reduction in assets under management, which could reduce fees earned.
The majority of the revenue from the wealth management business consists of investment advisory. Substantial revenues are generated from investment advisory contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management may decline for various reasons including declines in the market value of the assets in the funds and accounts managed, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If our assets under management decline and there is a related decrease in fees, it will negatively affect our results of operations.
The wealth management business is subject to extensive regulation, supervision and examination by regulators, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.
The wealth management business is subject to regulation by regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the SEC and the Financial Industry Regulatory Authority, may institute administrative or judicial proceedings that may result in censure, fines, civil money penalties, the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant introducing broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. The wealth management business also may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

We may not be able to attract and retain wealth management clients.
Due to strong competition, our wealth management business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms with which we compete, including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have.
Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors' investment products, our level of investment performance, our client services, our fees and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.
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
Natural disasters, acts of war or terrorism, outbreaks or escalations of hostilities and other external events could negatively impact the Corporation.
Natural disasters, acts of war or terrorism, outbreaks or escalations of hostilities, the emergence of widespread health emergencies or pandemics and other adverse external events could have a significant impact on the Corporation's ability to conduct business. In addition, such events could affect the stability of the Corporation's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. We have established disaster recovery policies and procedures that are expected to support our operations if events related to natural or man-made disasters occur; however, the occurrence of any such event and the impact of an overall economic decline resulting from such a disaster could have a material adverse effect on the Corporation's financial condition and results of operations.
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
Item 2. Properties
The Corporation is headquartered in Malvern, Pennsylvania and has six full-service branches. Its main branch, in Paoli, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively. In addition to our deposit taking branches, there are currently 12 other offices, including headquarters for Corporate and Operations, the Wealth Division and the Mortgage Division. Other than our corporate and operations headquarters, all of our offices are leased. The Bank had a net book value of $10.1 million for all locations at December 31, 2024.
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
•Operations Headquarters – 367 Eagleview Boulevard, Exton, PA 19341
•Meridian Wealth Office – 653 Skippack Pike, Suite 200, Blue Bell, PA 19462
•SBA Lending Group Office -1760 Market Street, Philadelphia, PA 19103
•Commercial Loan Office – 24860 S. Tamiami Trail, Suite 3, Bonita Springs, FL 34134
•Commercial Loan / Mortgage Loan Production Office – 8894 Stanford Boulevard, Suite 203, Columbia, MD 21045
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
•Mortgage Loan Production Office – 8894 Stanford Boulevard, Suite 201, Columbia, MD 21045
•Mortgage Loan Production Office – 4940 Campbell Blvd., Baltimore, MD 21236

Item 3. Legal Proceedings
None.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock trade on the NASDAQ Global Select Market under the symbol "MRBK". As of March 10, 2025, there were approximately 1,898 registered shareholders of the Corporation's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Share Repurchases
On August 30, 2021, the Corporation announced a stock repurchase plan which allowed the Corporation to repurchase up to $20 million of the company’s outstanding common stock, par value $1.00 per share. Stock was purchased under the plan from time to time in the open market or through privately negotiated transactions, or otherwise, at the discretion of management of the company in accordance with legal requirements. On April 22, 2023, the stock repurchase plan expired. The total amount of stock repurchased under the plan was $19.6 million in total. We did not repurchase any shares of the Corporation during 2024.
Dividend Policy
In 2020 the Corporation commenced quarterly cash dividends on its common stock. Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and the Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. Dividend amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023. During 2024, and 2023, the Board of Directors paid cash dividends as follows:

Date Declared	Date of Record	Date Paid	Quarterly Dividend $
January 26, 2023	February 14, 2023	February 21, 2023	$0.125
April 27, 2023	May 15, 2023	May 22, 2023	0.125
July 27, 2023	August 14, 2023	August 21 2023	0.125
October 26, 2023	November 13, 2023	November 20, 2023	0.125
January 26, 2024	February 12, 2024	February 20, 2024	0.125
April 25. 2024	May 13, 2024	May 20, 2024	0.125
July 25, 2024	August 12, 2024	August 19, 2024	0.125
October 22, 2024	November 12, 2024	November 19, 2024	0.125

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in understanding the financial condition and results of operations of Meridian as of and for the year ended December 31, 2024. The information contained in this section should be read together with the December 31, 2024 audited Consolidated Financial Statements and the accompanying Notes included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023.
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
The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 - Summary of Significant Accounting Policies, to the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023.
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

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of December 31, 2024 compared to December 31, 2023 and the results of operations for the year ended December 31, 2024 compared to the same period in 2023. More detailed information related to these highlights can be found in the sections that follow.
Changes in Financial Condition
•Total assets increased $139.7 million, or 6.2%, to $2.4 billion as of December 31, 2024.
•Portfolio loans, increased $137.8 million, or 7.3%, to $2.0 billion as of December 31, 2024,

Results of Operations
•Consolidated net income increased $3.1 million, or 23.4%.
•The return on average assets and return on average equity was 0.70% and 9.93%, respectively, for the year ended December 31, 2024, compared to 0.61% and 8.53%, respectively, for the year ended December 31, 2023.
•Net interest income was up $2.1 million, or 3.0% due to higher levels of earning assets.
•Non-interest income increased $9.4 million or 29.3% due largely to an improved mortgage banking environment.

Key Performance Ratios

The following table presents key financial performance ratios for the periods indicated:	Year Ended December 31,
	2024	2023
Return on average assets	0.70%	0.61%
Return on average equity	9.93%	8.53%
Net interest margin (tax effected yield)	3.16%	3.35%
Basic earnings per share	$1.47	$1.19
Diluted earnings per share	$1.45	$1.16
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	December 31, 2024	December 31, 2023
Book value per common share	$15.26	$14.13
Tangible book value per common share (1)	$14.93	$13.78
Allowance as a percentage of loans and leases held for investment	0.91%	1.17%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value) (1)	0.91%	1.17%
Tier I capital to risk weighted assets - Corporation	8.1%	7.9%
Tangible common equity to tangible assets ratio (1)	7.0%	6.9%
Loans and other finance receivables, net of fees and costs	$2,030,437	$1,895,806
Total assets	$2,385,867	$2,246,193
Total stockholders’ equity	$171,522	$158,022

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s income. The tables below present a summary for the years ended December 31, 2024 and 2023, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Year Ended December 31,
(dollars in thousands)	2024			2023
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$35,915	$1,848	5.14%	$24,354	$1,266	5.20%
Investment securities - taxable	140,602	5,739	4.08	112,045	3,873	3.46
Investment securities - tax exempt (1)	56,698	1,604	2.83	59,147	1,669	2.82
Loans held for sale	34,775	2,226	6.40	23,202	1,480	6.38
Loans held for investment (1)	1,986,211	144,940	7.30	1,850,088	128,609	6.95
Total loans	2,020,986	147,166	7.28	1,873,290	130,089	6.94
Total interest-earning assets	2,254,201	156,357	6.94%	2,068,836	136,897	6.62%
Noninterest earning assets	95,069			95,979
Total assets	$2,349,270			$2,164,815
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$136,387	$5,280	3.87%	$187,404	$6,659	3.55%
Money market and savings deposits	810,344	32,778	4.04	692,933	23,987	3.46
Time deposits	748,417	35,979	4.81	636,843	27,173	4.27
Total interest - bearing deposits	1,695,148	74,037	4.37	1,517,180	57,819	3.81
Borrowings	159,483	7,878	4.94	145,545	7,266	4.99
Subordinated debentures	49,892	3,116	6.25	43,035	2,562	5.95
Total interest-bearing liabilities	1,904,523	85,031	4.46	1,705,760	67,647	3.97
Noninterest-bearing deposits	241,990			267,402
Other noninterest-bearing liabilities	38,121			36,421
Total liabilities	2,184,634			2,009,583
Total stockholders' equity	164,636			155,232
Total stockholders' equity and liabilities	$2,349,270			$2,164,815
Net interest income and spread (1)		$71,326	2.48		$69,250	2.65
Net interest margin (1)			3.16%			3.35%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the year ended December 31, 2024 as compared to the year ended December 31, 2023, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2024 Compared to 2023
(dollars in thousands)	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$(12)	$594	$582
Investment securities - taxable	774	1,092	1,866
Investment securities - tax exempt (1)	4	(69)	(65)
Loans held for sale	5	741	746
Loans held for investment (1)	6,588	9,743	16,331
Total loans	6,593	10,484	17,077
Total interest income	$7,359	$12,101	$19,460
Interest expense:
Interest-bearing demand deposits	$556	$(1,935)	$(1,379)
Money market and savings deposits	4,383	4,408	8,791
Time deposits	3,695	5,111	8,806
Total interest - bearing deposits	8,634	7,584	16,218
Borrowings	(77)	689	612
Subordinated debentures	130	424	554
Total interest expense	8,687	8,697	17,384
Interest differential	$(1,328)	$3,404	$2,076

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Interest income increased $19.5 million on a tax equivalent basis, year over year, due to a higher level of average earning assets, which increased by $185.4 million, combined with a higher yield on earning assets, which increased 32 basis points. Average total loans held for investment increased $136.1 million, most notably in commercial real estate and construction, commercial loans and small business loans, which increased $158.7 million on average, combined. Home equity loans and residential real estate loans held in portfolio increased $33.6 million on average, combined. Residential loans for sale increased $11.6 million on average. The average yield on loans held for investment increased 35 basis points and the yield on cash and investments increased 46 basis points in total, reflecting the impact on rates caused by the Federal Reserve’s monetary policy.

Interest expense increased $17.4 million, year over year, due primarily to market interest rate rises, as well as an increase of $178.0 million in average interest bearing deposits. Interest expense on deposits increased $16.2 million with the cost of interest-bearing deposits increasing 56 basis points to 4.37%. Total cost of deposits increased 58 basis points reflecting a decrease of $25.4 million in average non-interest bearing deposits. Interest expense on borrowings increased $612 thousand as the cost decreased 5 basis points, and total average short-term borrowings increased $13.9 million.

Net interest margin decreased 19 basis points to 3.16% for the year ended December 31, 2024 from 3.35% for the year ended December 31, 2023, as the increase in the volume of interest earning assets outpaced the volume increase in interest-bearing liabilities, while the yield on earnings assets was outpaced by the increase in costs of funds, impacted also by the $25.4 million decrease in average non-interest bearing deposits.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $11.4 million for the year ended December 31, 2024, compared to a $6.8 million provision for the year ended December 31, 2023, an increase of $4.6 million. The overall provision for credit losses is comprised of provisioning for funded loans as well as unfunded loan commitments. The increase in provision for funded loans of $4.4 million for the year ended December 31, 2024 was primarily due to an increase in net charge-offs year over year. While net charge-offs increased $10.3 million in 2024 over 2023, nearly half of the loans charged-off were specifically reserved for in prior periods. This increase was partially offset by the impact of favorable changes in certain portfolio baseline loss rates and some macroeconomic factors underlying the funded loss model. The provision for unfunded loan commitments decreased $226 thousand during the year due to favorable changes in certain portfolio baseline loss rates and some macroeconomic factors underlying the unfunded loss model.

NON-INTEREST INCOME
The following table presents the components of non-interest income for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Mortgage banking income	$21,044	$16,537	$4,507	27.3%
Wealth management income	5,735	4,928	807	16.4%
SBA loan income	3,458	4,485	(1,027)	(22.9)%
Earnings on investment in life insurance	868	789	79	10.0%
Gain on sale of MSRs	3,992	—	3,992	100.0%
Gain on sale of OREO	317	—	317	100.0%
Net change in the fair value of derivative instruments	30	91	(61)	(67.0)%
Net change in the fair value of loans held-for-sale	(25)	32	(57)	(178.1)%
Net change in the fair value of loans held-for-investment	214	132	82	62.1%
Net (loss) gain on hedging activity	(87)	28	(115)	(410.7)%
Net loss on sale of investment securities available-for-sale	(57)	(58)	1	(1.7)%
Other	5,850	5,001	849	17.0%
Total non-interest income	$41,339	$31,965	$9,374	29.3%
Total non-interest income increased $9.4 million as a result of higher mortgage banking revenue, the gain of $4.0 million on the sale of $6.6 million in residential loan servicing rights and an increase in wealth management revenue of $807 thousand. Mortgage banking income increased $4.5 million, due to an increase of $178.0 million, or 28.6% in mortgage loan originations, despite the higher interest rate environment and continued lack of housing inventory.

SBA loan sale income decreased $1.0 million due to a decrease of $25.6 million, or 30.1%, in the volume of loans sold in 2024 compared to 2023. Despite the decline in SBA loan sales volume, the gross margin on sales in 2024 was 8.0% overall, compared to 6.7% for 2023 sales. The increase in wealth management revenue was due to increased assets under management and better market conditions in general.

NON-INTEREST EXPENSE
The following table presents the components of non-interest expense for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$47,268	$47,377	$(109)	(0.2)%
Occupancy and equipment	5,976	4,842	1,134	23.4%
Professional fees	4,767	4,312	455	10.6%
Data processing and software	6,144	6,415	(271)	(4.2)%
Advertising and promotion	3,293	3,730	(437)	(11.7)%
Pennsylvania bank shares tax	972	968	4	0.4%
Other	10,729	9,481	1,248	13.2%
Total non-interest expense	$79,149	$77,125	$2,024	2.6%
Total non-interest expense increased $2.0 million, or 2.6% to $79.1 million for the year ended December 31, 2024. Occupancy and equipment expense increased $1.1 million overall, with $1.0 million of this increase due to fees, credits and other disposal costs for the early termination of the Blue Bell lease. The lease termination is expected to improve occupancy expense by $359 thousand per year. Professional fees increased $455 thousand as we incurred OREO related legal and professional fees as well as an increase in non-performing loan and lease workout expenses.

Advertising and promotion expense decreased $437 thousand as the result of a decline in mortgage related advertising expense and other promotional expense. Data processing and software expense decreased $271 thousand due to volume based discounts obtained on certain transactional fees. Other expense increased $1.2 million due to increases in certain loan expenses and employee related expenses.

INCOME TAX EXPENSE
The following table presents income tax expense and related metrics for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Income before income taxes	$21,786	$16,967	$4,819	28.4%
Income tax expense	$5,440	$3,724	$1,716	46.1%
Effective tax rate	24.97%	21.95%	3.02%	13.7%
While income tax expense increased primarily due to the increase in income before income taxes, the effective tax rate also increased. The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

Balance Sheet Summary
Assets
As of December 31, 2024, total assets were $2.4 billion which increased $139.7 million, or 6.2%, from December 31, 2023. This growth in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following section.

Loans
Our loan portfolio is the largest category of our interest-earning assets. As of December 31, 2024 and 2023, our total loans and leases amounted to $2.1 billion, and $1.9 billion, respectively. Our loan portfolio is comprised of loans originated to be held in portfolio, as well as residential mortgage loans originated for sale. Meridian engages in the origination of residential mortgages, most typically for 1-4 family dwellings, with the intention of the Corporation to principally sell substantially all of these loans in the secondary market to qualified investors. Our loans held in portfolio are originated by our commercial and consumer loan divisions. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses. We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.
The following table presents our loan and lease portfolio at the dates indicated:

(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Mortgage loans held for sale	$32,413	$24,816	$7,597	30.6%
Real estate loans:
Commercial mortgage	823,976	737,863	86,113	11.7%
Home equity lines and loans	90,721	76,287	14,434	18.9%
Residential mortgage	252,565	260,604	(8,039)	(3.1)%
Construction	259,553	246,440	13,113	5.3%
Total real estate loans	1,426,815	1,321,194	105,621	8.0%

Commercial and industrial	367,366	302,891	64,475	21.3%
Small business loans	155,775	142,342	13,433	9.4%
Consumer	349	389	(40)	(10.3)%
Leases, net	75,987	121,632	(45,645)	(37.5)%
Total portfolio loans and leases	$2,026,292	$1,888,448	$137,844	7.3%
Total loans and leases	$2,058,705	$1,913,264	$145,441	7.6%
Portfolio loans increased $137.8 million, or 7.3% to $2.0 billion as of December 31, 2024, from $1.9 billion as of December 31, 2023.

The following table shows the amounts of loans outstanding as of December 31, 2024 which, based on remaining scheduled repayments of principal, are due in the periods indicated:

(dollars in thousands)	12 months or Less	1 - 5 years	5 - 15 years	After 15 years	Total
Commercial mortgage	$45,409	$276,118	$495,729	$6,720	$823,976
Home equity lines and loans	2,154	2,653	83,262	2,652	90,721
Residential mortgage	233	1,548	1,205	249,579	252,565
Construction	113,579	80,495	64,551	928	259,553
Commercial and industrial	88,337	105,376	56,984	116,669	367,366
Small business loans	506	10,519	95,103	49,647	155,775
Consumer	18	95	236	—	349
Leases, net	3,290	72,277	420	—	75,987
Total portfolio loans and leases	$253,526	$549,081	$797,490	$426,195	$2,026,292
The amounts have been classified according to sensitivity to changes in interest rates for amounts due after one year, as of December 31, 2024. Variance rate loans are those loans with floating or adjustable interest rates.

(dollars in thousands)	Fixed Rate	Variable Rate	Total
Commercial mortgage	$171,901	$652,075	$823,976
Home equity lines and loans	5,006	85,715	90,721
Residential mortgage	57,378	195,187	252,565
Construction	19,018	240,535	259,553
Commercial and industrial	68,495	298,871	367,366
Small business loans	2,396	153,379	155,775
Consumer	309	40	349
Leases, net	75,987	—	75,987
Total	$400,490	$1,625,802	$2,026,292
Commercial real estate loans. Our commercial real estate loans are secured by real estate that is both owner-occupied and investor owned. Owner-occupied commercial real estate loans generally involve less risk than an investment property and are distinctly reported from non-owner occupied commercial real estate loans for measuring loan concentrations for regulatory purposes. Our owner-occupied commercial real estate loans are originated and managed within our commercial loan department and amounted to $335 million at December 31, 2024. The remaining commercial real estate loans are managed by our commercial real estate department which offer the following commercial real estate products:
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
•Meridian considers a limited number of strictly land development oriented loans based upon the risk, merit of the future project and strength of the borrower/guarantor relationship

Our commercial real estate loans increased by $86.1 million, or 11.7%, to $824.0 million at December 31, 2024 from $737.9 million at December 31, 2023. Our commercial real estate loan portfolio represented 40.0% and 38.6% of our total loan portfolio at December 31, 2024 and 2023, respectively. Construction loans increased $13.1 million, or 5.3%, to $259.6 million at December 31, 2024 from $246.4 million at December 31, 2023. Construction loans represented 12.6% and 12.9% of our total loan portfolio at December 31, 2024 and 2023, respectively.
Commercial and Industrial Loans (C & I)
We provide a variety of variable and fixed rate commercial business loans and lines of credit. These loans and lines of credit are made to small and medium-sized manufacturers and wholesale, retail and service-related businesses. Additionally, we lend to companies in the technology, healthcare, real estate and financial service industries. Commercial business loans generally include lines of credit and term loans with a maturity of five years or less. The primary source of repayment for commercial business loans is generally operating cash flows of the business and may also include collateralization of inventory, accounts receivable, equipment and/or personal guarantees. Our C & I loans increased $64.5 million, or 21.3%, to $367.4 million at December 31, 2024 from $302.9 million at December 31, 2023. C & I loans overall represented 17.8% and 15.8% of our total loan portfolio at December 31, 2024 and 2023, respectively.

Our 10 largest C & I relationships represented 13% of our C & I portfolio and 5% of the total loan portfolio at December 31, 2024. The average loan size outstanding in C & I portfolio, excluding leases, was $413 thousand at December 31, 2024 and the weighted average risk rating of the C & I portfolio is 4.1 (pass), based on our credit rating scale of 1 through 9, where ratings 1 through 5 are considered pass.

Small Business Loans
We provide financing to small businesses in various industries that include guarantees under the Small Business Administration’s (SBA’s) loan programs. Our small business loans increased by $13.4 million, or 9.4%, to $155.8 million at December 31, 2024 from $142.3 million at December 31, 2023. During 2024 we sold $59.4 million in SBA loans, a decrease of $25.6 million, or 30.1%, from $85.0 million in SBA loans sold in 2023. The small business loans portfolio represented 7.6% and 7.4% of our total loan portfolio at December 31, 2024 and 2023, respectively.

Consumer and Personal Loans
Our consumer-lending department principally originates residential mortgage and home equity based products for our clients and prospects. These loans typically fund completely at closing. Additional products include smaller dollar personal loans and our student loan refinance product, designed to provide additional flexibility in repayment terms desired in the marketplace. Home equity lines and loans increased $14.4 million, or 18.9%, to $90.7 million at December 31, 2024 from $76.3 million at December 31, 2023, while residential mortgage loans decreased by $8.0 million, or 3.1%, to $252.6 million at December 31, 2024 from $260.6 million at December 31, 2023. Overall the total consumer loan portfolio represented 16.7% and 17.6% of our total loan portfolio at December 31, 2024 and 2023, respectively.
Leases, net
Meridian Equipment Finance specializes in small ticket equipment leases for small and mid-sized businesses nationally and through a broad range of industries. Leases decreased $45.6 million, or 37.5% to $76.0 million at December 31, 2024 as we continue to shift focus to commercial relationship lending.

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
As of December 31, 2024 our available-for-sale investment portfolio had a fair value of $174.3 million, with an effective tax equivalent yield of 3.72% and an estimated duration of approximately 3.8 years. The largest category of this investment portfolio, or 38.1%, consists of U.S. agency securities, along with 21.1% in municipal securities, and 8.9% in U.S. Treasury securities. The remainder of our available-for-sale securities portfolio is invested in other securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Not included in the tables below are equity investments that had fair values of $2.1 million as of December 31, 2024 and 2023. As of December 31, 2024 we also had a held-to-maturity investment portfolio with amortized cost of $33.8 million.

The following table presents the amortized cost and fair value of securities at the dates indicated:

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$29,931	$73	$(160)	$—	$29,844	12
U.S. government agency MBS	21,392	96	(617)	—	20,871	14
U.S. government agency CMO	48,051	23	(2,461)	—	45,613	42
State and municipal securities	40,854	1	(4,159)	—	36,696	31
U.S. Treasuries	17,039	—	(1,589)	—	15,450	16
Non-U.S. government agency CMO	12,082	59	(412)	—	11,729	9
Corporate bonds	14,415	448	(762)	—	14,101	15
Total securities available-for-sale	$183,764	$700	$(10,160)	$—	$174,304	139

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
State and municipal securities
Total securities held-to-maturity	$33,771	$7	$(3,286)	$—	$30,492	19
	$33,771	$7	$(3,286)	$—	$30,492	19

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$17,012	$25	$(213)	$16,824	11
U.S. government agency MBS	22,750	364	(480)	22,634	14
U.S. government agency CMO	21,850	—	(2,277)	19,573	30
State and municipal securities	40,093	—	(3,877)	36,216	31
U.S. Treasuries	32,982	—	(2,560)	30,422	25
Non-U.S. government agency CMO	13,605	102	(552)	13,155	9
Corporate bonds	8,200	—	(1,005)	7,195	13
Total securities available-for-sale	$156,492	$491	$(10,964)	$146,019	133

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$35,781	$52	$(3,103)	$32,730	21
Total securities held-to-maturity	$35,781	$52	$(3,103)	$32,730	21

Asset Quality Summary
The ratio of non-performing assets to total assets increased to 1.90% as of December 31, 2024, from 1.58% as of December 31, 2023. There was $159 thousand in other real estate property included in non-performing assets as of December 31, 2024 and 2023 related to a well secured residential property. Total non-performing loans were $45.1 million and $33.8 million as of December 31, 2024 and December 31, 2023, respectively. The increase in non-performing loans over the period was due to increases in non-performing construction loans, residential real estate loans, and small business loans of $6.0 million, $3.4 million, $2.8 million, respectively, partially offset by a decrease of $3.4 million in non-performing commercial loans due to a $3.5 million partial charge-off of a commercial loan relationship.

Meridian realized net charge-offs of $15.8 million, or 0.78%, of total average loans for the year ended December 31, 2024, compared to net charge-offs of $5.6 million, or 0.30%, of total average loans for the year ended December 31, 2023. A majority of charge-offs for the year ended December 31, 2024 were from equipment leases, $5.9 million, commercial loans, $4.8 million, and small business loans, $4.3 million. The ratio of allowance for credit losses to total loans held for investment, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Appendix), was 0.91% as of December 31, 2024 compared to 1.17% as of December 31, 2023. The decline in this coverage ratio was largely impacted by net charge-offs of individually evaluated loans of $4.8 million and $4.2 million in the commercial and industrial loan, and small business loan portfolios, respectively, combined with the decline in ACL on leases as we continue to refocus away from lease originations.

As of December 31, 2024 there were specific reserves of $2.7 million against individually evaluated loans, a decrease from $6.5 million as of December 31, 2023. The drivers of the decrease related to a $2.9 million decrease in a commercial loan relationship specific reserve due to the charge-off note above, combined with a decline of $1 million in SBA loan specific reserves.
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

The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$809	$—
Home equity lines and loans	1,716	1,037
Residential mortgage	7,900	4,536
Construction	8,613	1,206
Total real estate loans	19,038	6,779
Commercial and industrial	11,966	15,413
Small business loans	12,270	9,440
Leases	1,851	2,131
Total nonaccrual loans	45,125	33,763
Other real estate owned	159	1,703
Total non-performing assets	$45,284	$35,466

Asset quality ratios:
Non-performing assets to total assets	1.90%	1.58%
Non-performing loans to:
Total loans and other finance receivables	2.22%	1.78%
Total loans and other finance receivables (excluding loans at fair value) (1)	2.24%	1.79%
Allowance for credit losses to: (2)
Total loans and other finance receivables	0.91%	1.17%
Total loans and other finance receivables (excluding loans at fair value) (1)	0.91%	1.17%
Non-performing loans	40.86%	65.48%

Total loans and leases	$2,062,850	$1,920,622
Total loans and other finance receivables	$2,030,437	$1,895,806
Total loans and other finance receivables (excluding loans at fair value)	$2,015,936	$1,882,080
Allowance for credit losses	$18,438	$22,107

(1) The allowance for credit losses to total loans held-for-investment (excluding loans at fair value) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

Allowance for Credit Losses
The following is a summary of the allocation of the allowance for credit losses by loan category for the periods presented.

(dollars in thousands)	December 31, 2024	% of Loan Type to Total Loans	December 31, 2023	% of Loan Type to Total Loans
Commercial mortgage	$3,469	41%	$4,375	39%
Home equity lines and loans	1,147	4%	998	4%
Residential mortgage	1,021	12%	1,020	14%
Construction	923	13%	485	13%
Commercial and industrial	3,098	18%	4,518	16%
Small business loans	6,304	8%	7,005	8%
Leases	2,476	4%	3,706	6%
Total	$18,438	100%	$22,107	100%

The following table provides information on net (charge-offs) and recoveries by loan category for the years ended:

	December 31, 2024	December 31, 2023
Home equity lines and loans	$(56)	$(82)
Residential mortgage	13	—
Commercial and industrial	(6,304)	(209)
Small business loans	(4,164)	(1,483)
Consumer	(1)	2
Leases	(5,324)	(3,779)
Total Net Charge-offs	$(15,836)	$(5,551)

Deposits
The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Noninterest-bearing deposits	$240,858	$239,289	$1,569	0.7%
Interest-bearing deposits:
Interest-bearing demand deposits	141,439	150,898	(9,459)	(6.3)%
Money market and savings deposits	913,536	747,803	165,733	22.2%
Time deposits	709,535	685,472	24,063	3.5%
Total interest-bearing deposits	1,764,510	1,584,173	180,337	11.4%
Total deposits	$2,005,368	$1,823,462	$181,906	10.0%
Total deposits were $2.0 billion as of December 31, 2024, up $181.9 million, or 10.0%, from December 31, 2023. Non-interest bearing deposits increased $1.6 million, or 0.7%, from December 31, 2023. Interest-bearing demand deposits decreased $9.5 million, or 6.3%, from December 31, 2023, while money market accounts/savings accounts increased $165.7 million, or 22.2%, during the period. Business accounts comprised 50% of all deposits, consumer accounts and municipal deposits comprised 13% and 12%, respectively, and wholesale funding was approximately 25%. Wholesale funding supports loan growth as business accounts from lending relationships tend to lag and wholesale funding can easily be managed through term.

Time deposits of $250 thousand or more had remaining maturities as follows:

	Year Ended December 31, 2024
(Dollars in thousands)	Amount	%
3 months or less	$133,853	24.5%
Over 3 months through 6 months	122,574	22.5%
Over 6 months through 12 months	154,789	28.4%
Over 12 months	134,443	24.6%
Total	$545,659	100.0%

Equity
Consolidated stockholders’ equity of the Corporation was $171.5 million, or 7.2% of total assets as of December 31, 2024 as compared to $158.0 million, or 7.0% of total assets as of December 31, 2023. The increase in stockholders’ equity is the result of year-to-date net income of $16.3 million, and comprehensive income of $1.3 million, partially offset by dividends paid of $5.6 million, and $456 thousand in stock-based compensation and stock options exercised.
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

The tables below provides the non-GAAP reconciliation for the Corporation’s pre-tax, pre-provision income.

	Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Income before income tax expense	$21,786	$16,967
Provision for credit losses	11,400	6,815
Pre-tax, pre-provision income	$33,186	$23,782

	Year Ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Bank	$26,698	$27,751
Wealth	2,375	1,240
Mortgage	4,113	(5,209)
Pre-tax, pre-provision income	$33,186	$23,782

The table below provides the non-GAAP reconciliation for the Corporation’s tangible common equity ratio and tangible book value per common share.

(dollars in thousands)	December 31, 2024	December 31, 2023
Total stockholders' equity (GAAP)	$171,522	$158,022
Less: Goodwill and intangible assets	3,666	3,870
Tangible common equity (non-GAAP)	$167,856	$154,152

Total assets (GAAP)	2,385,867	2,246,193
Less: Goodwill and intangible assets	3,666	3,870
Tangible assets (non-GAAP)	$2,382,201	$2,242,323

Stockholders' equity to total assets (GAAP)	7.19%	7.04%
Tangible common equity to tangible assets (non-GAAP)	7.05%	6.87%

Shares outstanding	11,240	11,183

Book value per share (GAAP)	$15.26	$14.13
Tangible book value per share (non-GAAP)	$14.93	$13.78
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at December 31, 2024. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	December 31, 2024	December 31, 2023
Allowance for credit losses (GAAP)	$18,438	$22,107

Loans and other finance receivables (GAAP)	2,030,437	1,895,806
Less: Loans at fair value	(14,501)	(13,726)
Loans and other finance receivables, excluding loans at fair value (non-GAAP)	$2,015,936	$1,882,080

ACL to loans and other finance receivables (GAAP)	0.91%	1.17%
ACL to loans and other finance receivables, excluding loans at fair value (non-GAAP)	0.91%	1.17%

Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a portion of commercial loan assets that are comprised of SNCs, which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $315.8 million at December 31, 2024, compared to $273.4 million at December 31, 2023, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.
In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the FRB to meet short-term liquidity needs. Through its relationship at the FRB, Meridian had available credit of approximately $5.4 million at December 31, 2024. At December 31, 2024, Meridian had $0 in borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of December 31, 2024, Meridian’s maximum borrowing capacity with the FHLB was $699.3 million. At December 31, 2024, Meridian had borrowed $119.5 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $183.5 million against its available credit lines. At December 31, 2024, Meridian also had available $56.0 million of unsecured federal funds lines of credit with other financial institutions as well as $242.5 million of available short or long term funding through the CDARS program and $334.6 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Loan Commitments
At December 31, 2024, Meridian had $618.6 million in unfunded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250 thousand scheduled to mature in one year or less from December 31, 2024 totaled $411.2 million. Management believes that the majority of such deposits will be reinvested with Meridian and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2024, Meridian had a reserve for unfunded loan commitments of $817 thousand.

Capital Resources
Meridian meets the definition of “well capitalized” for regulatory purposes on December 31, 2024. Our capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of Meridian’s overall financial condition or prospects.
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
Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8 and 10%. The Bank adopted this framework in 2020. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Bank’s CBLR was 9.21% and 9.46% as of December 31, 2024 and 2023, respectively, but reports all ratios for comparative purposes.
Tables presenting the Bank’s capital amounts and ratios as of December 31, 2024 and 2023 are included in Note 17 - Regulatory Matters.

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
Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of December 31, 2024 and 2023 are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.
Rate Ramp:

Changes in Market Interest Rates	December 31, 2024	December 31, 2023
+300 basis points over next 12 months	1.87%	0.01%
+200 basis points over next 12 months	1.48%	0.19%
+100 basis points over next 12 months	0.92%	0.15%
No Change
-100 basis points over next 12 months	(1.08)%	(1.37)%
-200 basis points over next 12 months	(1.82)%	(2.28)%
-300 basis points over next 12 months	(1.84)%	(3.07)%
The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2024. In its current position, the table indicates that a 100-300 basis point increase in interest rates would have a positive impact from rising rates on net interest income over the next 12 months and a negative impact in a falling rate scenario. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines.
Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of December 31, 2024 and 2023, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. Management has and continues to employ strategies to mitigate risk in these scenarios. Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

Changes in Market Interest Rates	December 31, 2024	December 31, 2023
+300 basis points over next 12 months	4%	(7)%
+200 basis points over next 12 months	4%	(3)%
+100 basis points over next 12 months	3%	—%
No Change
-100 basis points over next 12 months	(6)%	(3)%
-200 basis points over next 12 months	(16)%	(13)%
-300 basis points over next 12 months	(33)%	(31)%
This economic value of equity profile at December 31, 2024 suggests that we would experience a negative effect from a decrease in rates, and that the impact would become greater as rates continue to fall due to the duration of our interest-earning assets. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Meridian Corporation and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses

The Company has identified the allowance for credit losses (“ACL”) as a critical accounting estimate. The ACL includes quantitative and qualitative factors that comprise management’s current estimate of expected credit losses, including portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to reasonable and supportable forecasts about future economic conditions, prepayment speeds and qualitative adjustment factors as discussed in Note 1 and 6 in the consolidated financial statements. As of December 31, 2024, the allowance for credit losses attributable to loans held for investment is $18.4 million.

We determined that auditing the qualitative factors in the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management.

The primary procedures we performed to address this critical audit matter included:

Testing the effectiveness of the following controls:

•Management’s review of the completeness and accuracy of internally produced data and the relevance and reliability of the external data used in the determination of the qualitative adjustment factors.
•Management’s review of the accuracy of the calculation of the qualitative adjustment factors.
•Management’s review of the reasonableness of the judgments applied in the qualitative adjustment factors.

Substantively testing management’s process to determine the allowance for credit losses, including:
•Testing the relevance and reliability of the external data utilized and the completeness and accuracy of internally produced data utilized in the determination of the qualitative adjustment factors.
•Testing the mathematical accuracy of the calculation of the qualitative adjustment factors.
•Evaluating the reasonableness of management’s judgments used in the determination of the qualitative adjustment factors.

/s/ Crowe LLP

We have served as the Company’s auditor since 2020.
Washington, D.C.
March 17, 2025

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$5,598	$10,067
Interest-bearing deposits at other banks	21,864	46,630
Cash and cash equivalents	27,462	56,697
Securities available-for-sale, at fair value (amortized cost of $183,764 and $156,492, respectively)	174,304	146,019
Securities held-to-maturity, at amortized cost (fair value of $30,492 and $32,730, respectively)	33,771	35,781
Equity investments	2,086	2,121
Mortgage loans held for sale	32,413	24,816
Loans and other finance receivables, net of fees and costs	2,030,437	1,895,806
Allowance for credit losses	(18,438)	(22,107)
Loans and other finance receivables, net of the allowance for credit losses	2,011,999	1,873,699
Restricted investment in bank stock	7,753	8,072
Bank premises and equipment, net	12,151	13,557
Bank owned life insurance	29,712	28,844
Accrued interest receivable	9,958	9,325
Other real estate owned	159	1,703
Deferred income taxes	4,669	4,201
Servicing assets	4,382	11,748
Goodwill	899	899
Intangible assets	2,767	2,971
Other assets	31,382	25,740
Total assets	$2,385,867	$2,246,193

Liabilities:
Deposits:
Non-interest bearing	$240,858	$239,289
Interest bearing	1,764,510	1,584,173
Total deposits	2,005,368	1,823,462
Borrowings	124,471	174,896
Subordinated debentures	49,743	49,836
Accrued interest payable	6,860	10,324
Other liabilities	27,903	29,653
Total liabilities	2,214,345	2,088,171

Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,243,258 and 13,186,198 shares issued, respectively; and 11,240,075 and 11,183,015 shares outstanding, respectively.	13,243	13,186
Surplus	81,545	80,325
Treasury stock - 2,003,183 and 2,003,183 shares, respectively, at cost	(26,079)	(26,079)
Unearned common stock held by employee stock ownership plan	(1,006)	(1,204)
Retained earnings	111,961	101,216
Accumulated other comprehensive loss	(8,142)	(9,422)
Total stockholders’ equity	171,522	158,022
Total liabilities and stockholders’ equity	$2,385,867	$2,246,193
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2024	2023
Interest income:
Loans and other finance receivables, including fees	$147,157	$130,081
Securities - taxable	5,739	3,873
Securities - tax-exempt	1,283	1,369
Cash and cash equivalents	1,848	1,266
Total interest income	156,027	136,589
Interest expense:
Deposits	74,037	57,819
Borrowings and subordinated debentures	10,994	9,828
Total interest expense	85,031	67,647
Net interest income	70,996	68,942
Provision for credit losses	11,400	6,815
Net interest income after provision for credit losses	59,596	62,127
Non-interest income:
Mortgage banking income	21,044	16,537
Wealth management income	5,735	4,928
SBA loan income	3,458	4,485
Earnings on investment in life insurance	868	789
Gain on sale of MSRs	3,992	—
Gain on sale of OREO	317	—
Net change in the fair value of derivative instruments	30	91
Net change in the fair value of loans held-for-sale	(25)	32
Net change in the fair value of loans held-for-investment	214	132
Net (loss) gain on hedging activity	(87)	28
Net loss on sale of investment securities available-for-sale	(57)	(58)
Other	5,850	5,001
Total non-interest income	41,339	31,965
Non-interest expense:
Salaries and employee benefits	47,268	47,377
Occupancy and equipment	5,976	4,842
Professional fees	4,767	4,312
Data processing and software	6,144	6,415
Advertising and promotion	3,293	3,730
Pennsylvania bank shares tax	972	968
Other	10,729	9,481
Total non-interest expense	79,149	77,125
Income before income taxes	21,786	16,967
Income tax expense	5,440	3,724
Net income	$16,346	$13,243
Basic earnings per common share	$1.47	$1.19
Diluted earnings per common share	$1.45	$1.16
Basic weighted average shares outstanding	11,113	11,115
Diluted weighted average shares outstanding	11,243	11,387
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net income:	$16,346	$13,243

Net change in unrealized gains on investment securities available for sale:
Change in fair value of investment securities available for sale, net of tax of $239, and $682, respectively	718	2,417
Reclassification adjustment for net losses realized in net income, net of tax effect of $14, and $13, respectively	43	45
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity, net of tax effect of $28, and $19, respectively	88	67
Unrealized investment gains, net of tax effect of $281, and $714, respectively	849	2,529
Net change in unrealized gains (losses) on interest rate swaps used in cash flow hedges, net of tax effect of $(129) and $22, respectively	431	(412)
Total other comprehensive income	1,280	2,117
Total comprehensive income	$17,626	$15,360
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Balance at January 1, 2023	$13,156	$79,072	$(21,821)	$(1,403)	$95,815	$(11,539)	$153,280
Adjustment to initially apply ASU No. 2016-13 for CECL (1), net of tax	—	—	—	—	(2,228)	—	(2,228)
Net income	—	—	—	—	13,243	—	13,243
Other comprehensive income	—	—	—	—	—	2,117	2,117
Dividends declared, $0.50 per share	—	—	—	—	(5,614)	—	(5,614)
Net purchase of treasury stock through publicly announced plans (312,447 shares)	—	—	(4,258)	—	—	—	(4,258)
Common stock issued through share-based awards and exercises (29,500)	30	279	—	—	—	—	309
ESOP shares committed to be released (26,656)	—	324	—	199	—	—	523
Stock based compensation expense	—	650	—	—	—	—	650
Balance at December 31, 2023	$13,186	$80,325	$(26,079)	$(1,204)	$101,216	$(9,422)	$158,022
Net income	—	—	—	—	16,346	—	16,346
Other Comprehensive income	—	—	—	—	—	1,280	1,280
Dividends declared, $0.50 per share	—	—	—	—	(5,601)	—	(5,601)
Common stock issued through share-based awards and exercises (57,000)	57	442	—	—	—	—	499
ESOP shares committed to be released (26,656)	—	322	—	198	—	—	520
Stock based compensation expense	—	456	—	—	—	—	456
Balance at December 31, 2024	$13,243	$81,545	$(26,079)	$(1,006)	$111,961	$(8,142)	$171,522
(1) See Note 1 - Summary of Significant Accounting Policies for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net income	$16,346	$13,243
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of investment securities available-for-sale	57	58
Net amortization of investment premiums and discounts and change in fair value of equity securities	3,991	2,429
Depreciation and amortization (accretion), net	818	432
Provision for credit losses	11,400	6,815
Amortization of issuance costs on subordinated debt	122	87
Stock based compensation	976	1,173
Net change in fair value of derivative instruments	(30)	(91)
Net change in fair value of loans held for sale	25	(32)
Net change in fair value of loans held for investment	(214)	(132)
Amortization and net impairment of servicing rights	1,481	2,045
Gain on sale of MSRs	(3,992)	—
Gain on sale of OREO	(317)	—
SBA loan income	(3,458)	(4,485)
Proceeds from sale of loans	807,803	657,563
Loans originated for sale	(794,381)	(645,365)
Mortgage banking income	(21,044)	(16,537)
Increase in accrued interest receivable	(633)	(1,962)
Lease early termination	1,097	—
Increase in other assets	(4,559)	(2,021)
Earnings from investment in bank owned life insurance	(868)	(789)
Increase in deferred income tax	(799)	(234)
(Decrease) increase in accrued interest payable	(3,464)	7,935
Decrease in other liabilities	(760)	(1,278)
Net cash provided by operating activities	9,597	18,854

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	19,824	9,652
Sales	16,004	13,514
Purchases	(66,764)	(33,211)
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,720	1,400
Proceeds from sale of OREO	1,861	—
Proceeds from sale of MSRs	9,877	—
Increase in restricted stock	319	(1,141)
Net increase in loans	(147,269)	(152,576)
Purchases of premises and equipment	(568)	(1,823)
Net cash used in investing activities	(164,996)	(164,185)

Cash flows from financing activities:
Net increase in deposits	181,906	110,983
(Decrease) increase in short-term borrowings	(42,592)	28,077

(Decrease) increase in long-term debt	(7,833)	24,737
Repayment of subordinated debt	(215)	(328)
Proceeds from issuance of subordinated debt	—	9,740
Issuance costs on subordinated debt	—	(9)
Net purchase of treasury stock	—	(4,258)
Dividends paid	(5,601)	(5,614)
Share based awards and exercises	499	309
Net cash provided by financing activities	126,164	163,637

Net change in cash and cash equivalents	(29,235)	18,306
Cash and cash equivalents at beginning of period	56,697	38,391
Cash and cash equivalents at end of period	$27,462	$56,697

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$88,495	$59,712
Income taxes	3,083	3,104
Transfers from loans held for sale to loans held for investment	—	351
Transfers from loans held for investment to loans held for sale	—	21,800
Net loans sold, not settled	9,674	—
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
Significant Concentrations of Credit Risk
Most of the Corporation’s activities are with customers located in the Delaware Valley tri-state market and the central Maryland market area. Note 4 discusses the types of securities that the Corporation invests in, and Note 5 discusses types of lending that the Corporation engages in. Although the Corporation has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Corporation does not have any significant concentrations to any one industry or customer, however there is significant concentration of commercial real estate-backed loans, amounting to 41% and 39% of total loans held for investment, as of December 31, 2024 and December 31, 2023, respectively.
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

Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities. Equity securities are carried at fair value, with changes in fair value reported in net income. At December 31, 2024 and 2023, investments in equity securities consisted of an investment in mutual funds with a fair value of $2.1 million, and $2.1 million, respectively.
Allowance for Credit Losses - Held-to-Maturity Debt Securities
We follow ASC 326-20, Financial Instruments - Credit Loss - Measured at Amortized Cost, to measure expected credit losses on held-to-maturity debt securities on a collective basis by security investment grade. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
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

Allowance for Credit Losses - Loans and Leases
On January 1, 2023, the Corporation adopted ASU 2016-13, Financial Instruments-Credit Losses ("Topic 326"), which replaced the incurred loss impairment model with an expected loss methodology that is referred to as the CECL methodology. The ACL includes quantitative and qualitative factors that comprise management's current estimate of expected credit losses, including portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to reasonable and supportable forecasts about future economic conditions, prepayment speeds, and qualitative adjustment factors. The Corporation recorded a one-time decrease to retained earnings of $2.2 million on January 1, 2023 for the cumulative effect of adopting ASC 326, net of tax. The transition adjustment included $1.2 million and $974 thousand post-tax impacts for loans, net of fees and costs and unfunded loan commitments, respectively, due to higher expected credit losses compared to the incurred loss methodology primarily driven by small ticket equipment leases and longer duration commercial and consumer real estate loans.

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
The historical loss rates for commercial loans are estimated by determining the PD and expected LGD. The PD is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based solely on average net loss rates over the same look-back period. The Corporation's current look-back period is 40 quarters which helps to ensure that historical loss rates are adequately considering losses over a full economic cycle.
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
These servicing assets amortize in proportion to, and over the period of, the estimated future net servicing life of the underlying loans. The servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the servicing assets. The Corporation may elect, from time to time, to sell portions of its servicing portfolio. Such sales are recorded in income at the time of the sale when servicing fee income is transferred to the buyer. During the year ended December 31, 2024, the Corporation sold approximately $6.6 million of residential mortgage loan servicing rights associated with $777.2 million of serviced loans, and recorded a gain on sale of $4.0 million.
Other Real Estate Owned
OREO is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. The Corporation acquires OREO through the wholly owned subsidiary of the Bank, Apex Realty. OREO is recorded at the lower of cost or fair value, or the loan amount net of estimated selling costs, at the date of foreclosure. The cost basis of OREO is its recorded value at the time of acquisition. After acquisition, valuations are periodically performed by management and subsequent changes in the valuation allowance are charged to OREO expense. Revenues, such as rental income, and holding expenses, as applicable, are included in other income and other expenses, respectively. The Corporation had one property of $159 thousand and two properties of $1.7 million OREO at December 31, 2024 and December 31, 2023, respectively. During the quarter ended December 31, 2024, one property was sold and a gain of $317 thousand was recognized.
Restricted Investment in Bank Stock
Restricted bank stock is principally comprised of stock in the FHLB. Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. As of December 31, 2024, and 2023, the Corporation had an investment of $7.7 million and $8.1 million, respectively, related to the FHLB stock. Also included in restricted stock is secondary stock from a correspondent bank in the amount of $50 thousand as of December 31, 2024 and 2023. All restricted stock is carried at cost.
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
Management believes no impairment charge is necessary related to these bank restricted stocks as of December 31, 2024 or 2023.
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
Lease Liabilities and Right of Use Assets
The Corporation is obligated under non-cancelable operating leases for premises for various retail branch locations and loan production offices. The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation's incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the substantial majority of the Corporation's leases are related to properties of the Bank. The Corporation separately accounts for lease and non-lease components such as property taxes, insurance, and maintenance costs. Operating lease expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. At December 31, 2024, the Corporation's leases have remaining terms of 2 months to 12 years.
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
Employee Benefit Plans
The Corporation has a 401(k) Plan (the Plan) and an ESOP. All employees are eligible to participate in the Plan and ESOP after they have attained the age of 21 and have also completed three months consecutively of service. Employees must participate in the Plan to be eligible for participation in the ESOP. The employees may contribute to the Plan up to the maximum percentage allowable by law of their compensation. The Corporation may make a discretionary matching contribution to the Plan and the ESOP. Full vesting in the Corporation’s contribution to the Plan and ESOP is over a three-year period. The Corporation recorded expense for the Plan and ESOP of $905 thousand and $799 thousand, respectively for the year ended December 31, 2024 and $1.0 million and $858 thousand, respectively for the year ended December 31, 2023. The expense recorded by the Corporation for the ESOP for the year ended December 31, 2024 included a $490 thousand employer contribution, in addition to $520 thousand in stock compensation related expense. The expense recorded by the Corporation for the ESOP for the year ended December 31, 2023 included a $536 thousand employer contribution, in addition to $523 thousand in stock compensation related expense.
During the year ended December 31, 2024, 0 shares were purchased by the ESOP, while for the year ended December 31, 2023, 81,316 shares were purchased by the ESOP. Shares in the ESOP that are committed to be released to employees are treated as outstanding shares in the Corporation’s computation of earnings per share. As of December 31, 2024, 133,280 of these common shares were released to the ESOP leaving 133,280 unallocated shares. There were 608,624 shares in the ESOP as of December 31, 2024. Shares in the ESOP would be impacted by any stock dividends and stock splits in the same manner as all other outstanding common shares of the Corporation.
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
The Corporation follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2024, and 2023, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. The Corporation’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Corporation is no longer subject to examination by federal, state and local taxing authorities for years before January 1, 2020.

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
The components of other comprehensive income (loss) for the years ended December 31, 2024 and 2023 consist of unrealized holding gains and (losses) arising during the year on available-for-sale securities, unrealized gains and (losses) arising during the year on interest rate swaps used in cash flow hedges.
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
The allowance for credit losses for off-balance sheet exposures is included in Other liabilities on the Consolidated Balance Sheets and the provision for credit losses for off-balance sheet exposure is included in the provision for credit losses on the Consolidated Statements of Income for the periods ended December 31, 2024, and December 31, 2023. The allowance for credit losses for off-balance sheet exposures was $817 thousand and $1.0 million as of December 31, 2024 and December 31, 2023, respectively.
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

Revenue Recognition
The Corporation recognizes all sources of income on the accrual method, with the exception of nonaccrual loans and leases. In addition to lending and related activities, the Corporation offers various services that generate revenue, certain of which are in the scope of FASB ASU 2014-09 (Topic 606), “Revenue for Contracts with Customers” (ASC 606) is recognized within non-interest income and include wealth management fees, and transaction based and fees. Revenue is recognized when the transactions occur or as services as performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable based on a percentage of transaction size. Wealth management income for the years ended December 31, 2024 and 2023 was $5.7 million and $4.9 million. Within other non-interest income is $716 thousand and $750 thousand for the years ended December 31, 2024 and 2023, respectively, which are in the scope of ASC 606. These amounts include wire transfer fees, ATM/debit card commissions, title fee income.
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
Operating Segments
While the chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. The Corporation has identified three segments: a banking segment, a wealth management segment and a mortgage banking segment, as more fully disclosed in Note 20 - Segments.
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

•FASB ASU 2020-04 (Topic 848), “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”
•FASB ASU 2020-06, “Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
•FASB ASU 2023-02, "Investments Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method"

FASB ASU 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures”
The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this standard did not have a material impact on the Corporation’s financial statements. Refer to Note 20 - Segments for detailed segment disclosures.
Pronouncements Not Effective as of December 31, 2024:
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
FASB Accounting Standards Update (ASU) 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,
This amendment requires enhanced disaggregation of certain expense categories within the income statement to provide more detailed information about the nature and function of expenses. The objective is to improve the transparency and usefulness of financial statements for users by offering greater insight into the components of operating expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026. These changes may be applied prospectively or retroactively. Early adoption is permitted and The Corporation is currently evaluating the impact on its disclosures.
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

	Year Ended December 31,
(dollars in thousands, except per share data)	2024	2023
Numerator for earnings per share:
Net income available to common stockholders	$16,346	$13,243

Denominators for earnings per share:
Weighted average shares outstanding	11,260	11,289
Average unearned ESOP shares	(147)	(174)
Basic weighted average shares outstanding	11,113	11,115
Dilutive effects of assumed exercises of stock options	130	144
Dilutive effects of SERP shares	—	128
Diluted weighted average shares outstanding	11,243	11,387

Basic earnings per share	$1.47	$1.19
Diluted earnings per share	$1.45	$1.16
Antidilutive shares excluded from computation of average dilutive earnings per share	603	489

(3)    Goodwill and Other Intangibles
The Corporation’s goodwill and intangible assets are detailed below:

(dollars in thousands)	December 31, 2023	Amortization Expense	December 31, 2024	Amortization Period (in years)
Goodwill	$899	$—	$899	Indefinite

Intangible assets - customer relationships	266	—	266	Indefinite
Intangible assets - non competition agreements	2,705	(204)	2,501	20
Total Intangible Assets	$2,971	$(204)	$2,767
Accumulated amortization of intangible assets was $1.8 million and $1.6 million as of December 31, 2024 and 2023, respectively.
In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill and identifiable intangible assets as of December 31, 2024 and determined it was more likely than not that the fair value of the Corporation was more than its carrying amount.
At December 31, 2024, the schedule of future intangible asset amortization is as follows (in thousands):

2025	$204
2026	204
2027	204
2028	204
2029	204
Thereafter	1,481
Total	$2,501

(4)    Securities
The following table presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$29,931	$73	$(160)	$—	$29,844	12
U.S. government agency MBS	21,392	96	(617)	—	20,871	14
U.S. government agency CMO	48,051	23	(2,461)	—	45,613	42
State and municipal securities	40,854	1	(4,159)	—	36,696	31
U.S. Treasuries	17,039	—	(1,589)	—	15,450	16
Non-U.S. government agency CMO	12,082	59	(412)	—	11,729	9
Corporate bonds	14,415	448	(762)	—	14,101	15
Total securities available-for-sale	$183,764	$700	$(10,160)	$—	$174,304	139

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	$33,771	$7	$(3,286)	$—	$30,492	19
Total securities held-to-maturity	$33,771	$7	$(3,286)	$—	$30,492	19

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$17,012	$25	$(213)	$—	$16,824	11
U.S. government agency MBS	22,750	364	(480)	—	22,634	14
U.S. government agency CMO	21,850	—	(2,277)	—	19,573	30
State and municipal securities	40,093	—	(3,877)	—	36,216	31
U.S. Treasuries	32,982	—	(2,560)	—	30,422	25
Non-U.S. government agency CMO	13,605	102	(552)	—	13,155	9
Corporate bonds	8,200	—	(1,005)	—	7,195	13
Total securities available-for-sale	$156,492	$491	$(10,964)	$—	$146,019	133

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	$35,781	$52	$(3,103)	$—	$32,730	21
Total securities held-to-maturity	$35,781	$52	$(3,103)	$—	$32,730	21
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at December 31, 2024, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities warranted an ACL.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$12,708	$(56)	$3,568	$(104)	$16,276	$(160)
U.S. government agency MBS	5,773	(183)	9,050	(434)	14,823	(617)
U.S. government agency CMO	22,351	(506)	18,876	(1,955)	41,227	(2,461)
State and municipal securities	—	—	35,199	(4,159)	35,199	(4,159)
U.S. Treasuries	—	—	15,450	(1,589)	15,450	(1,589)
Non-U.S. government agency CMO	1,403	(12)	5,204	(400)	6,607	(412)
Corporate bonds	1,688	(41)	7,479	(721)	9,167	(762)
Total securities available-for-sale	$43,923	$(798)	$94,826	$(9,362)	$138,749	$(10,160)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,048	$(15)	$27,271	$(3,271)	$28,319	$(3,286)
Total securities held-to-maturity	$1,048	$(15)	$27,271	$(3,271)	$28,319	$(3,286)

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$4,981	$(25)	$6,195	$(188)	$11,176	$(213)
U.S. government agency MBS	4,864	(35)	8,170	(445)	13,034	(480)
U.S. government agency CMO	2,687	(36)	16,886	(2,241)	19,573	(2,277)
State and municipal securities	—	—	36,216	(3,877)	36,216	(3,877)
U.S. Treasuries	—	—	30,422	(2,560)	30,422	(2,560)
Non-U.S. government agency CMO	1,127	(4)	6,065	(548)	7,192	(552)
Corporate bonds	907	(93)	6,288	(912)	7,195	(1,005)
Total securities available-for-sale	$14,566	$(193)	$110,242	$(10,771)	$124,808	$(10,964)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,021	$(6)	$29,404	$(3,097)	$30,425	$(3,103)
Total securities held-to-maturity	$1,021	$(6)	$29,404	$(3,097)	$30,425	$(3,103)
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2024
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	17,039	15,451	2,003	2,003
Due after five years through ten years	23,413	22,594	5,787	4,873
Due after ten years	61,787	58,046	25,981	23,616
Subtotal	102,239	96,091	33,771	30,492
Mortgage-related securities	81,525	78,213	—	—
Total	$183,764	$174,304	$33,771	$30,492
The following table presents the gross loss on sale of investment securities available for sale on the dates indicated:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Proceeds from sale of investment securities	$16,004	$13,514
Gross loss on sale of available for sale investments	57	58
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
For the years ended December 31, 2024 and December 31, 2023, we had no ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.

Pledged Securities
As of December 31, 2024 and December 31, 2023, securities having a carrying value of $43.3 million and $60.1 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(5)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables, net of fees and costs detailed by category at the dates indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023
Real estate loans:
Commercial mortgage	$823,976	$737,863
Home equity lines and loans	90,721	76,287
Residential mortgage	252,565	260,604
Construction	259,553	246,440
Total real estate loans	1,426,815	1,321,194
Commercial and industrial	367,366	302,891
Small business loans	155,775	142,342
Consumer	349	389
Leases, net	75,987	121,632
Loans and other finance receivables	$2,026,292	$1,888,448

Balances included in loans and other finance receivables, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$14,501	$13,726
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,543	16,198
Unearned lease income included in leases, net	(9,057)	(19,210)
Unamortized net deferred loan origination costs	4,145	7,358
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
Past Due and Nonaccrual Loans
The following tables present an aging of the Corporation’s loans at the dates indicated:

	December 31, 2024
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans	% Delinquent
Commercial mortgage	$1,290	$—	$1,290	$821,877	$823,167	$809	$823,976	0.25%
Home equity lines and loans	176	154	330	88,675	89,005	1,716	90,721	2.26
Residential mortgage (1)	3,259	—	3,259	241,406	244,665	7,900	252,565	4.42
Construction	1,000	—	1,000	249,940	250,940	8,613	259,553	3.70
Commercial and industrial	—	—	—	355,400	355,400	11,966	367,366	3.26
Small business loans	1,351	—	1,351	142,154	143,505	12,270	155,775	8.74
Consumer	—	—	—	349	349	—	349	—
Leases, net	1,046	457	1,503	72,633	74,136	1,851	75,987	4.41%
Total	$8,122	$611	$8,733	$1,972,434	$1,981,167	$45,125	$2,026,292	2.66%

(1) Includes $14.5 million of loans at fair value of which $13.7 million are current, $473 thousand are 30-89 days past due, and $340 thousand are nonaccrual.

	December 31, 2023
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans	% Delinquent
Commercial mortgage	$571	$—	$571	$737,292	$737,863	$—	$737,863	0.08%
Home equity lines and loans	248	318	566	74,684	75,250	1,037	76,287	2.10
Residential mortgage (1)	988	115	1,103	254,965	256,068	4,536	260,604	2.16
Construction	—	—	—	245,234	245,234	1,206	246,440	0.49
Commercial and industrial	—	—	—	287,478	287,478	15,413	302,891	5.09
Small business loans	1,269	230	1,499	131,403	132,902	9,440	142,342	7.69

Consumer	—	—	—	389	389	—	389	—
Leases, net	1,334	863	2,197	117,304	119,501	2,131	121,632	3.56%
Total	$4,410	$1,526	$5,936	$1,848,749	$1,854,685	$33,763	$1,888,448	2.10%

(1) Includes $13.7 million of loans at fair value of which $12.9 million are current, $0 are 30-89 days past due and $786 thousand are nonaccrual.
There were no loans in the tables above as of December 31, 2024 or December 31, 2023 that were 90+days past due and still accruing interest.
Foreclosed and Repossessed Assets
At December 31, 2024 and December 31, 2023, there were 4 and 4 consumer mortgage loans, respectively, totaling $1.3 million and $937 thousand, respectively, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) for which formal foreclosure proceedings were in process.
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
Past Due and Nonaccrual Status
The following table presents the amortized costs basis of loans and leases on nonaccrual status and loans 90 days or more past due and still accruing, net of fees and costs as of December 31, 2024 and 2023. As of these dates there were no loans 90 days or more past due and still accruing.

	December 31, 2024			December 31, 2023
(dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Commercial mortgage	$809	$—	$809	$—	$—	$—
Home equity lines and loans	1,716	—	1,716	1,037	—	1,037
Residential mortgage	7,518	382	7,900	4,536	—	4,536
Construction	8,613	—	8,613	1,206	—	1,206
Commercial and industrial [1]	9,166	2,800	11,966	3,343	12,070	15,413
Small business loans	8,179	4,091	12,270	3,607	5,833	9,440
Leases, net	1,851	—	1,851	2,131	—	2,131
Total	$37,852	$7,273	$45,125	$15,860	$17,903	$33,763
(1) Increase in commercial and industrial nonaccrual loans with ACL relates to a repurchased loan as described further in footnote 6.
Collateral-dependent Loans
The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class of loans and type of collateral identified as of December 31, 2024 and 2023 under the current expected credit loss model:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Real Estate	Equipment and Other	Total	Real Estate	Equipment and Other	Total
Commercial mortgage	$809	$—	$809	$—	$—	$—
Home equity lines and loans	1,716	—	1,716	1,037	—	1,037
Residential mortgage	7,900	—	7,900	4,536	—	4,536
Construction	8,613	—	8,613	1,206	—	1,206
Commercial and industrial	1,344	10,622	11,966	1,890	13,523	15,413
Small business loans	10,164	2,106	12,270	6,320	3,120	9,440
Leases, net	—	1,851	1,851	—	2,131	2,131
Total	$30,546	$14,579	$45,125	$14,989	$18,774	$33,763
The decline in equipment and other collateral for commercial and industrial loans year over year was directly due to the $3.5 million partial charge-off on a protracted commercial advertising loan relationship, while the increase in construction and small business loan based real estate collateral was due to the increase in non-accrual loans in both of these portfolios.

(6)    Allowance for Credit Losses
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

Roll-Forward of Allowance by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the years ended December 31, 2024 and 2023 under the CECL model in accordance with ASC 326 (as adopted on January 1, 2023):

	Year Ended December 31, 2024
(dollars in thousands)	Beginning Balance	Initial PCD on purchased loan	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending Balance
Commercial mortgage	$4,375	$—	$—	$—	$(906)	$3,469
Home equity lines and loans	998	—	(86)	30	205	1,147
Residential mortgage	1,020	—	—	13	(12)	1,021
Construction	485	—	—	—	438	923
Commercial and industrial	4,518	574	(6,367)	63	4,310	3,098
Small business loans	7,005	—	(4,300)	136	3,463	6,304
Consumer	—	—	(5)	4	1	—
Leases	3,706	—	(5,916)	592	4,094	2,476
Total	$22,107	$574	$(16,674)	$838	$11,593	$18,438

(1) - Meridian repurchased, at a discount of $574 thousand, the remaining balance of a commercial loan participation to another bank. The discount was recorded as a PCD loan in the ACL rollforward as presented above.

As noted above, on July 17, 2024 Meridian repurchased, at a discount of $574 thousand, the remaining balance of a commercial loan participation to another bank. At the time of purchase the determination was made that this loan had experienced more than insignificant deterioration in credit quality since origination. The impact of this loan repurchase increased the balance of non-performing loans by $2.1 million and also increased the ACL by $574 thousand as this loan is classified as a PCD loan. This initial measurement of expected credit losses on a PCD loan has no impact on net income. Subsequent changes to the ACL on the PCD loan would be recognized through a provision for credit losses.

	Year Ended December 31, 2023
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

	Year Ended December 31,
(dollars in thousands)	2024	2023
Provision for credit losses - funded loans	$11,593	$7,234
Recovery for credit losses - unfunded loans	(193)	(419)
Total provision for credit losses	$11,400	$6,815

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases at the dates indicated:

	December 31, 2024
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,469	$3,469	$809	$823,167	$823,976
Home equity lines and loans	—	1,147	1,147	1,716	89,005	90,721
Residential mortgage	29	992	1,021	7,560	230,504	238,064
Construction	—	923	923	8,613	250,940	259,553
Commercial and industrial	855	2,243	3,098	11,966	355,400	367,366
Small business loans	1,808	4,496	6,304	12,270	143,505	155,775
Consumer	—	—	—	—	349	349
Leases, net	—	2,476	2,476	1,851	74,136	75,987
Total (1)	$2,692	$15,746	$18,438	$44,785	$1,967,006	$2,011,791

1) Excludes deferred fees and loans carried at fair value.

	December 31, 2023
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$4,375	$4,375	$—	$737,863	$737,863
Home equity lines and loans	—	998	998	1,037	75,250	76,287
Residential mortgage	—	1,020	1,020	3,750	243,128	246,878
Construction	—	485	485	1,206	245,234	246,440
Commercial and industrial	3,691	827	4,518	15,413	287,478	302,891
Small business loans	2,805	4,200	7,005	9,440	132,902	142,342
Consumer	—	—	—	—	389	389
Leases	—	3,706	3,706	2,131	119,501	121,632
Total (1)	$6,496	$15,611	$22,107	$32,977	$1,841,745	$1,874,722

1) Excludes deferred fees and loans carried at fair value.

The $3.7 million decline in the overall funded ACL from December 31, 2023 to December 31, 2024 was driven by declines in the ACL on commercial and industrial loans and small business loans due to net charge-offs recorded during 2024 in both of these portfolios, combined with a decline in the ACL on the lease portfolio as we continue to refocus away from lease originations.

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
The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	December 31, 2024						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Commercial mortgage
Pass/Watch	$118,289	$99,971	$162,831	$140,046	$92,705	$184,157	$511	$189	$798,699
Special Mention	—	3,471	11,258	972	47	767	667	—	17,182
Substandard	—	200	30	—	4,681	3,184	—	—	8,095
Total	$118,289	$103,642	$174,119	$141,018	$97,433	$188,108	$1,178	$189	$823,976
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$89,417	$61,040	$38,315	$10,935	$7,015	$4,229	$123	$34,613	$245,687
Special Mention	160	1,185	2,948	—	—	—	—	—	4,293
Substandard	—	—	1,277	1,605	516	2,608	—	3,567	9,573
Total	$89,577	$62,225	$42,540	$12,540	$7,531	$6,837	$123	$38,180	$259,553
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$81,352	$23,658	$16,844	$15,634	$8,499	$23,220	$—	$162,980	$332,187
Special Mention	—	850	2,599	438	—	—	—	2,455	6,342
Substandard	—	115	3,813	2,365	—	9,978	—	12,566	28,837
Total	$81,352	$24,623	$23,256	$18,437	$8,499	$33,198	$—	$178,001	$367,366
Year-to-date gross charge-offs	$(351)	$(1,136)	$(41)	$—	$—	$(1,324)	$—	$(3,515)	$(6,367)

Small business loans
Pass/Watch	$35,720	$23,714	$24,446	$22,800	$6,699	$6,226	$—	$13,818	$133,423
Special Mention	—	425	507	2,335	1,332	—	—	—	4,599
Substandard	—	1,804	1,294	8,481	4,085	—	—	2,089	17,753
Total	$35,720	$25,943	$26,247	$33,616	$12,116	$6,226	$—	$15,907	$155,775
Year-to-date gross charge-offs	$—	$(118)	$(1,986)	$(1,064)	$(352)	$—	$—	$(780)	$(4,300)

Total by risk rating
Pass/Watch	$324,778	$208,383	$242,436	$189,415	$114,918	$217,832	$634	$211,600	1,509,996
Special Mention	160	5,931	17,312	3,745	1,379	767	667	2,455	32,416
Substandard	—	2,119	6,414	12,451	9,282	15,770	—	18,222	64,258
Total	$324,938	$216,433	$266,162	$205,611	$125,579	$234,369	$1,301	$232,277	$1,606,670
Total year-to-date gross charge-offs	$(351)	$(1,254)	$(2,027)	$(1,064)	$(352)	$(1,324)	$—	$(4,295)	$(10,667)

	December 31, 2023						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2023	2022	2021	2020	2019	Prior
Commercial mortgage
Pass/Watch	$106,341	$160,302	$158,647	$97,535	$56,382	$133,349	$511	$423	$713,490
Special Mention	—	—	—	4,425	4,341	9,975	667	—	19,408
Substandard	200	—	571	—	1,635	2,233	—	326	4,965
Total	$106,541	$160,302	$159,218	$101,960	$62,358	$145,557	$1,178	$749	$737,863
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$67,776	$88,737	$21,793	$27,336	$2,307	$2,093	$123	$25,976	$236,141
Special Mention	—	—	1,329	—	511	4,329	—	2,924	9,093
Substandard	—	—	—	—	—	1,206	—	—	1,206
Total	$67,776	$88,737	$23,122	$27,336	$2,818	$7,628	$123	$28,900	$246,440
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$26,314	$38,748	$24,523	$8,449	$4,148	$33,726	$—	$131,304	$267,212
Special Mention	500	9	—	—	—	1,361	—	6,440	8,310
Substandard	—	—	2,906	—	300	9,469	—	14,694	27,369
Total	$26,814	$38,757	$27,429	$8,449	$4,448	$44,556	$—	$152,438	$302,891
Year-to-date gross charge-offs	$(209)	$(55)	$—	$(2)	$—	$—	$—	$—	$(266)

Small business loans
Pass/Watch	$35,764	$26,621	$37,278	$11,687	$6,672	$920	$—	$12,507	$131,449
Special Mention	—	—	—	909	—	—	—	314	1,223
Substandard	49	1,523	5,090	2,122	—	—	—	886	9,670
Total	$35,813	$28,144	$42,368	$14,718	$6,672	$920	$—	$13,707	$142,342
Year-to-date gross charge-offs	$—	$—	$—	$(11)	$(912)	$—	$—	$(565)	$(1,488)

Total by risk rating
Pass/Watch	$236,195	$314,408	$242,241	$145,007	$69,509	$170,088	$634	$170,210	1,348,292
Special Mention	500	9	1,329	5,334	4,852	15,665	667	9,678	38,034
Substandard	249	1,523	8,567	2,122	1,935	12,908	—	15,906	43,210
Total	$236,944	$315,940	$252,137	$152,463	$76,296	$198,661	$1,301	$195,794	$1,429,536
Total year-to-date gross charge-offs	$(209)	$(55)	$—	$(13)	$(912)	$—	$—	$(565)	$(1,754)
The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at December 31, 2024 and December 31, 2023.

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	December 31, 2024						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Home equity lines and loans
Performing	$705	$332	$620	$211	$328	$3,313	$83,016	$88,525
Nonperforming	—			91		342	1,763	2,196
Total	$705	$332	$620	$302	$328	$3,655	$84,779	$90,721
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(86)	$(86)

Residential mortgage (1)
Performing	$13,878	$43,860	$140,953	$16,761	$6,808	$8,245	$—	$230,505
Nonperforming	129	253	2,323	752	357	3,745	—	7,559
Total	$14,007	$44,113	$143,276	$17,513	$7,165	$11,990	$—	$238,064
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$14	$32	$22	$—	$—	$241	$40	$349
Nonperforming	—	—	—	—	—	—	—	—
Total	$14	$32	$22	$—	$—	$241	$40	$349
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(5)	$(5)

Leases, net
Performing	$741	$15,594	$36,229	$17,253	$4,326	$—	$—	$74,143
Nonperforming	—	298	945	493	108	—	—	1,844
Total	$741	$15,892	$37,174	$17,746	$4,434	$—	$—	$75,987
Year-to-date gross charge-offs	$—	$(968)	$(3,606)	$(1,077)	$(265)	$—	$—	$(5,916)

Total by Payment Performance
Performing	$15,338	$59,818	$177,824	34,225	$11,462	$11,799	$83,056	$393,522
Nonperforming	129	551	3,268	1,336	465	4,087	1,763	11,599
Total	$15,467	$60,369	$181,092	$35,561	$11,927	$15,886	$84,819	$405,121
Total year-to-date gross charge-offs	$—	$(968)	$(3,606)	$(1,077)	$(265)	$—	$(91)	$(6,007)
(1) Excludes $14.5 million of loans at fair value.

	December 31, 2023						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2023	2022	2021	2020	2019	Prior
Home equity lines and loans
Performing	$343	$795	$314	$352	$2,191	$2,295	$68,600	$74,890
Nonperforming	—	—	—	—	—	—	1,397	1,397
Total	$343	$795	$314	$352	$2,191	$2,295	$69,997	$76,287
Year-to-date gross charge-offs	$—	$—	$—	$—	$(33)	$—	$(54)	$(87)

Residential mortgage (1)
Performing	$48,576	$154,219	$22,237	$6,260	$456	$11,380	$—	$243,128
Nonperforming	—	1,350	—	1,043	—	1,357	—	3,750
Total	$48,576	$155,569	$22,237	$7,303	$456	$12,737	$—	$246,878
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$39	$35	$—	$—	$32	$234	$49	$389
Nonperforming	—	—	—	—	—	—	—	—
Total	$39	$35	$—	$—	$32	$234	$49	$389
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(2)	$(2)

Leases, net
Performing	$23,054	$55,940	$30,876	$9,718	$—	$—	$—	$119,588
Nonperforming	263	1,194	368	219	—	—	—	2,044
Total	$23,317	$57,134	$31,244	$9,937	$—	$—	$—	$121,632
Year-to-date gross charge-offs	$(128)	$(2,165)	$(1,450)	$(290)	$—	$—	$—	$(4,033)

Total by Payment Performance
Performing	$72,012	$210,989	$53,427	$16,330	$2,679	$13,909	$68,649	$437,995
Nonperforming	263	2,544	368	1,262	—	1,357	1,397	7,191
Total	$72,275	$213,533	$53,795	$17,592	$2,679	$15,266	$70,046	$445,186
Total year-to-date gross charge-offs	$(128)	$(2,165)	$(1,450)	$(290)	$(33)	$—	$(56)	$(4,122)
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
The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	6	$3,534	2.3%	$—	6	$1,880	1.3%	$—
Commercial	7	3,156	0.9%	—	2	2,401	0.8%	—
Total	13	$6,690		$—	8	$4,281		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	$1,663	1.1%	$—	3	$1,726	1.2%	$38
Construction	2	1,856	0.7%	—	—	—	—%	—
Commercial	5	2,792	0.8%	—	1	1,324	0.4%	689
Residential mortgage	3	546	0.2%	19	—	—	—%	—
Total	13	$6,857		$19	4	$3,050		$727

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Number of Loans		Number of Loans
		Financial Effect		Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	6	Extend maturity date	6	Extend maturity date
Commercial	7	Extend maturity date and allow additional lender funding	2	Extend maturity date
Total	13		8
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	Extend maturity date	3	Extend term and allow additional lender funding
Construction	2	Extend maturity date	—
Commercial	5	Extend maturity date	1	Extend term and allow additional lender funding
Residential mortgage	3	Extend maturity date	—
Total	13		4

There were 26 and 12 modifications granted to borrowers experiencing financial difficulty for the year ended December 31, 2024 and December 31, 2023, respectively. There were no loans that had a payment default that were modified in the 12 months before the years ended December 31, 2024 and December 31, 2023. There were no commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the years ended December 31, 2024 and December 31, 2023.

(7)    Bank Premises and Equipment
The components of premises and equipment at December 31, 2024 and 2023 are as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Buildings	$9,416	$9,287
Leasehold improvements	3,256	4,234
Land	600	600
Land Improvements	218	218
Furniture, fixtures and equipment	3,613	3,587
Computer equipment and data processing software	9,575	9,397
Construction in process	50	—
Less: accumulated depreciation	(14,577)	(13,766)
Total	$12,151	$13,557
Total depreciation expense for the years ended December 31, 2024 and 2023 totaled $2.0 million and $1.6 million, respectively.
Leasehold improvements decreased during the year ended December 31, 2024 due to the early termination of our Blue Bell office lease.

(8)    Deposits
The components of deposits at December 31, 2024 and 2023 are as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Demand, non-interest bearing	$240,858	$239,289
Demand, interest bearing	141,439	150,898
Savings accounts	15,710	14,469
Money market accounts	897,826	733,334
Time deposits	709,535	685,472
Total	$2,005,368	$1,823,462
Included in time deposits as of December 31, 2024, and 2023, are $500.4 million and $429.9 million of brokered deposits, respectively.
The aggregate amount of time deposits in denominations over $250 thousand were $545.7 million and $458.8 million as of December 31, 2024 and 2023, respectively.
At December 31, 2024, the scheduled maturities of time deposits are as follows (in thousands):

2025	$549,481
2026	151,778
2027	7,696
2028	—
2029	580
Total	$709,535

(9)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has 5 unsecured borrowing facilities with correspondent banks for up to $56 million in total. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 and $0 in Federal funds purchased at December 31, 2024 and December 31, 2023, respectively. The Corporation also has a facility with the Federal Reserve Bank discount window of $5 million. This facility is fully secured by investment securities and pledged loans. There were no borrowings under this at December 31, 2024 and December 31, 2023. The Corporation’s facility with the Federal Reserve’s BTFP expired in March 2024. The Corporation has a revolving line of credit with ACBB of $5 million that is used to fund operating activities of the Corporation and had an outstanding balance of $5 million at December 31, 2024.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	December 31, 2024	December 31, 2023
FHLB Open Repo Plus Weekly	6/16/2025	4.71%	$75,205	$104,792
FRB BTFP Advances	3/29/2024	4.76%	—	33,000
ACBB Holding Company Revolving LOC	6/25/2025	7.75%	5,000	—
FHLB Mid-term Repo Fixed	9/30/2024	4.60%	—	3,432
FHLB Mid-term Repo Fixed	10/14/2025	5.16%	9,492	—
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	8,935	—
Total Short-Term Borrowings			$98,632	$141,224

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	December 31, 2024	December 31, 2023
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	10,594	—
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	—	8,935
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	15,245
FHLB Mid-term Repo Fixed	10/14/2025	5.16%	—	9,492
Total Long-Term Borrowings			$25,839	$33,672
The FHLB has also issued $183.5 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2025.
The Corporation has a maximum borrowing capacity with the FHLB of $699.3 million as of December 31, 2024 and $626.8 million as of December 31, 2023. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(10)    Subordinated Debentures
The following table presents subordinated debentures at the dates indicated:

	Maturity date	Interest rate	December 31, 2024	December 31, 2023
2023 Debentures	08/31/2033	8.00%	$9,740	$9,740
2019 Debentures	12/30/2029	8.26%	40,000	—
2019 Debentures	12/30/2029	5.38%	—	40,000
2013 Debentures	12/31/2028	6.50%	398	497
2011 Debentures	12/31/2026	6.00%	231	347
Debt Origination Costs			(626)	(748)
Total Subordinated Debentures			$49,743	$49,836
Interest accrues at fixed rates of 8.00%, 6.50%, and 6.00% on the 2023, 2013 and 2011 Debentures, respectively. Interest accrued at a fixed rate of 5.38% on the 2019 Debentures from the date of issuance up to and including December 30, 2024. As of the December 31, 2024, the 2019 Debentures converted to a floating rate instrument resetting quarterly at 395 basis points over the 30 day term SOFR. Interest is paid semi-annually on the 2023 and 2019 Debentures, and paid quarterly on the 2013 and 2011 debentures.
The 2013 and 2011 Debentures are included in Tier 2 capital for the Bank. The 2019 and 2023 Debentures are included as Tier 2 capital for the Corporation and as Tier 1 capital for the Bank through it investment in sub. The debt issuance costs are included as a direct deduction from the debt liability and these costs are amortized to interest expense using the effective yield method.

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
During the year ended December 31, 2024, the Corporation sold approximately $6.6 million of residential mortgage loan servicing rights associated with $777.2 million of serviced loans. The Corporation received $10.1 million for the sale, and will receive a final payment of approximately $534 thousand up to one year from the date of the sale, or after all transfer conditions have been satisfied.
The Corporation has $121.8 million of residential mortgage loans being serviced as of December 31, 2024 compared to $945.2 million as of December 31, 2023. During the year ended December 31, 2024 the Corporation recognized servicing fee income of $2.0 million compared to $2.5 million, during the year ended December 31, 2023.
Changes in the MSR balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Balance at beginning of the period	$8,621	$9,942
Servicing rights capitalized	97	20
Amortization of servicing rights	(1,136)	(1,343)
Sale of servicing rights	(6,458)	—
Change in valuation allowance	—	2
Balance at end of the period	$1,124	$8,621

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2024, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 10.97% and a discount rate equal to 9.50%. At December 31, 2023, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.57% and a discount rate equal to 9.50%. As interest rates increased and the number of mortgage refinancings have declined, model inputs have been adjusted to align the MSRs fair value with market conditions.
The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2024	December 31, 2023
Fair value of residential mortgage servicing rights	$1,494	$11,221

Weighted average life (months)	43	28

Prepayment speed	10.97%	8.57%
Impact on fair value:
10% adverse change	$(63)	$(506)
20% adverse change	(121)	(973)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(53)	$(415)
20% adverse change	(102)	(799)
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

SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $246.3 million and $225.8 million of SBA loans, as of December 31, 2024 and December 31, 2023, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Balance at beginning of the period	$3,127	$2,404
Servicing rights capitalized	998	1,525
Amortization of servicing rights	(1,061)	(898)
Change in valuation allowance	194	96
Balance at end of the period	$3,258	$3,127
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Valuation allowance, beginning of period	$(268)	$(364)
Impairment	(7)	(178)
Recovery	201	274
Valuation allowance, end of period	$(74)	$(268)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2024, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.18% and a discount rate equal to 13.40%. At December 31, 2023, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 14.70% and a discount rate equal to 14.66%.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2024	December 31, 2023
Fair value of SBA loan servicing rights	$3,670	$3,376

Weighted average life (years)	3.2	3.5

Prepayment speed	17.18%	14.70%
Impact on fair value:
10% adverse change	$(166)	$(125)
20% adverse change	(317)	(241)

Discount rate	13.40%	14.66%
Impact on fair value:
10% adverse change	$(81)	$(74)
20% adverse change	(159)	(145)

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

(12)    Lease Commitments
The Corporation’s operating leases consist of various retail branch locations and loan production offices. As of December 31, 2024, the Corporation’s leases have remaining lease terms ranging from 2 months to 12 years, including extension options.
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
As of December 31, 2024, the Corporation’s ROU assets and related lease liabilities were $6.9 million and $7.0 million, respectively. As of December 31, 2023 and the Corporation’s ROU assets and related lease liabilities were $9.4 million and $9.4 million, respectively. The decrease year over year was due to the termination of the Blue Bell lease. These amounts are included within other assets and other liabilities, respectively.
The components of lease expense were as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Operating lease expense	$3,031	$2,319
Short term lease expense	—	8
Variable lease expense	—	52
Total lease expense	$3,031	$2,379
Operating lease expense increased $1.0 million, net, due to fees, credits and other disposal costs for the early termination of the Blue Bell lease.
Supplemental cash flow information related to leases was as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,890	$2,131
ROU asset obtained in exchange for lease liabilities	(491)	2,476
Maturities of operating lease liabilities were as follows for the period indicated:

(dollars in thousands)	December 31, 2024
2025	$1,544
2026	1,419
2027	1,166
2028	741
2029	702
Thereafter	2,403
$7,975
Less: Present value discount	(949)
Total operating lease liabilities	$7,026
As of December 31, 2024, the weighted-average remaining lease term for all operating leases, including extension options that the Corporation is reasonably certain will be exercised for retail branch locations, is 7.4 years.
Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of December 31, 2024 and 2023 was 3.09% and 3.23%, respectively.

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

The Meridian Bank 2016 Equity Incentive Plan (2016 Plan) was amended on May 25, 2023 to authorize the Board of Directors to grant up to an aggregate of 1,673,800 stock awards that can take different forms. A total of 1,365,250 stock options and 91,776 shares of restricted stock have been granted under the 2016 Plan through December 31, 2024. As of December 31, 2024 there were 344,480 stock awards remaining to be issued. Options granted under the 2016 Plan to directors are nonqualified options, while options granted to officers and other employees are incentive stock options, and are subject to the limitations under Section 422 of the Internal Revenue Code.
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
The following table provides information about stock options outstanding as of December 31, 2024 and 2023:

	Shares	Weighted average exercise price	Weighted average grant date fair value
Outstanding at December 31, 2022	1,053,688	$11.67	$3.67
Exercised	(29,890)	8.86	2.56
Granted	98,000	10.08	2.37
Forfeited	(22,000)	14.38	4.84
Outstanding at December 31, 2023	1,099,798	$11.55	$3.56
Exercised	(51,700)	8.74	2.49
Granted	143,250	14.46	6.36
Forfeited	(29,550)	14.39	4.86
Outstanding at December 31, 2024	1,161,798	$11.96	$3.92
Exercisable at December 31, 2024	949,979	11.53	3.64
Nonvested at December 31, 2024	211,819	13.92	5.19
The weighted average remaining contractual life of the outstanding stock options at December 31, 2024 is 6.2 years. At December 31, 2024 the range of exercise prices is $6.19 to $17.76. The aggregate intrinsic value of options outstanding and exercisable was $2.7 million and $2.6 million, respectively, as of December 31, 2024.
The fair value of each option granted in 2024 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 3.6%, risk-free interest rate of 4.36%, expected life of 5.75 years, and volatility of 33.09% based on an average of the Corporation’s share price since going public. The weighted average fair value of options granted in 2024 was $6.36 to per share.
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
Total stock option compensation cost for the years ended December 31, 2024 and 2023 was $456 thousand and $650 thousand, respectively. During the year ended December 31, 2024 and 2023, the Corporation received $442 thousand and $279 thousand from the exercise of stock options, respectively. The Corporation recognized $18 thousand and $3 thousand in excess tax benefits related to stock compensation cost for the twelve months ended December 31, 2024 and 2023.
In accordance with ASU 2016-09 – Compensation – Stock Compensation (ASU 2016-09), forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the years ended December 31, 2024, and 2023, we recognized the forfeiture of 29,550, and 22,000 of shares of stock options that were previously granted to officers and other employees, respectively.
As of December 31, 2024, there was $1.2 million of unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of 6.2 years. During 2024, the intrinsic value of options exercised was $181 thousand.
Restricted Stock
The restricted stock awards granted under the 2016 Plan vest according to each award’s specific vesting schedule. There were 5,360 awards granted in 2024, while no awards were granted in 2023. All awards granted in 2024 vest 100% one year from the grant date. The grant date fair value of the restricted stock is based on the closing price on the date prior to the grant.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	—	$—
Granted	5,360	8.73
Vested	—	—
Outstanding / nonvested at December 31, 2024	5,360	$8.73
Compensation expense for restricted stock is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight-line basis over the vesting period. For the year ended December 31, 2024, the Corporation recognized $47 thousand of expense related to the restricted stock. As of December 31, 2024 there was $0 in unrecognized compensation costs related to restricted stock.

(14)    Income Taxes
The following table presents the components of federal and state income tax expense for the periods indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023
Federal:
Current	$5,551	$3,594
Deferred	(725)	(217)
Total federal income tax expense	$4,826	$3,377
State:
Current	$688	$364
Deferred	(74)	(17)
Total state income tax expense	$614	$347
Total income tax expense	$5,440	$3,724
A reconciliation of the statutory income tax at 21% to the income tax expense included in the statement of operations is as follows for 2024 and 2023, respectively:

(dollars in thousands)	December 31, 2024		December 31, 2023
Federal income tax at statutory rate	$4,575	21.0%	$3,563	21.0%
State tax expense, net of federal benefit	485	2.2	274	1.6
Tax exempt interest	(11)	(0.1)	(219)	(1.3)
Bank owned life insurance	(182)	(0.8)	(166)	(1.0)
Stock based compensation	70	0.3	123	0.7
ESOP	23	0.1	26	0.2
Prior year return to provision adjustment	490	2.3	—	—
Other	(10)	—	123	0.8
Effective income tax rate	$5,440	25.0%	$3,724	22.0%
The components of the net deferred tax asset at December 31, 2024 and 2023 are as follows:

(dollars in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$4,179	$4,949
Accrued incentive compensation
Accrued retirement	948	826
Unrealized gain on available for sale securities	2,387	2,718
Mortgage pipeline fair-value adjustment	541	538
Deferred rent	30	81
Mortgage repurchase reserve	113	114
Unfunded commitment reserve	185	226
Other	187	153
Total deferred tax asset	$8,570	$9,605
Deferred tax liabilities:
Property and equipment	$(616)	$(752)
Intangibles	(154)	(106)

(dollars in thousands)	December 31, 2024	December 31, 2023
Loan servicing rights	(993)	(2,630)
Hedge instrument fair-value adjustment	(50)	(42)
Prepaid expenses	(293)	(237)
Deferred loan costs	(1,612)	(1,637)
Other	(183)	—
Total deferred tax liability	$(3,901)	$(5,404)
Net deferred tax asset	$4,669	$4,201
The effective tax rates for the twelve-month periods ended December 31, 2024 and 2023 were 25.0% and 22.0% respectively. The increase in rate between 2023 and 2024 was primarily related to the impact of additional nondeductible stock compensation expense in 2024 partially offset by an increase in tax-free bank owned life insurance income.
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
As of December 31, 2024, the Corporation had an investment in low-income housing tax credits of $4.6 million on which it recognized tax credits of $415 thousand, amortization of $448 thousand and tax benefits from losses of $99 thousand during the year ended December 31, 2024. As of December 31, 2023, the Corporation had an investment in low-income housing tax credits of $4.9 million on which it recognized tax credits of $343 thousand, amortization of $340 thousand and tax benefits from losses of $168 thousand during the year ended December 31, 2023. The tax benefits are included within other in the statutory rate reconciliation above.

(15)    Transactions with Executive Officers, Directors and Principal Stockholders
The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties)

	Year Ended December 31,
(dollars in thousands)	2024	2023
Loans receivable from related parties - balance at beginning of period	$1,579	$2,046
Advances to related parties	106	447
Repayments from related parties	(167)	(415)
Effect of changes in composition of related parties	—	(499)
Loans receivable from related parties - balance at end of period	$1,518	$1,579
Deposits of related parties totaled $36.5 million and $30.6 million at December 31, 2024 and 2023, respectively. Subordinated debt held by related parties totaled $844 thousand and $1.1 million at December 31, 2024 and 2023, respectively.

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
A summary of the Corporation’s financial instrument commitments at the dates indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023
Commitments to fund loans and commitments under lines of credit	$603,144	$517,743
Letters of credit	15,456	10,924
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
Loans sold under FHA or investor programs are subject to indemnification or repurchase if they fail to meet the origination criteria of those programs or if the loan is two or three months delinquent during a set period that usually varies from the first six months to a year after the loan is sold. There was 4 indemnifications signed for the year ended December 31, 2024 for $1.2 million, and 3 indemnification signed for the year ended December 31, 2023 for $860 thousand. A repurchase reserve of $500 thousand was recorded at December 31, 2024, as compared to $508 thousand as of December 31, 2023. There were 5 loans repurchased for the year ended December 31, 2024 with a total unpaid principal balance of $1.1 million, as compared to 5 loans repurchased for the year ended December 31, 2023 with an unpaid principal balance of $1.3 million.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject.
Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8 and 10%. Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.21% and 9.46% at December 31, 2024 and December 31, 2023, respectively. The Corporation is exempt from CBLR.
As of December 31, 2024, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank is subject to certain restrictions on the amount of dividends that it may declare and pay to the Corporation due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.
The Banks’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2024 and 2023 are presented below.

	Bank		Well-capitalized minimum
	December 31, 2024	December 31, 2023
Tier 1 leverage ratio (CBLR)	9.21%	9.46%	5.00%
Common tier 1 risk-based capital ratio	10.33%	10.10%	6.50%
Tier 1 risk-based capital ratio	10.33%	10.10%	8.00%
Total risk-based capital ratio	11.20%	11.17%	10.00%

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
The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	December 31, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$29,844	$—	$29,844	$—
U.S. government agency MBS	20,871	—	20,871	—
U.S. government agency CMO	45,613	—	45,613	—
State and municipal securities	36,696	—	36,696	—
U.S. Treasuries	15,450	15,450	—	—

	December 31, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Non-U.S. government agency CMO	11,729	—	11,729	—
Corporate bonds	14,101	—	14,101	—
Equity investments	2,086	—	2,086	—
Mortgage loans held for sale	32,413	—	32,413	—
Mortgage loans held for investment	14,501	—	14,501	—
Interest rate lock commitments	216	—	—	216
Forward commitments	30	—	30	—
Customer derivatives - interest rate swaps	2,755	—	2,755	—
Fair Value Hedge	3	—	3	—
Interest rate swaps	9	—	9	—
Total	$226,317	$15,450	$210,651	$216

Liabilities
Interest rate lock commitments	$35	$—	$—	$35
Customer derivatives - interest rate swaps	2,745	—	2,745	—
Risk Participation Agreements	91	—	91	—
Interest rate swaps	61	—	61	—
Total	$2,932	$—	$2,897	$35

	December 31, 2023
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$16,824	$—	$16,824	$—
U.S. government agency MBS	22,634	—	22,634	—
U.S. government agency CMO	19,573	—	19,573	—
State and municipal securities	36,216	—	36,216	—
U.S. Treasuries	30,422	30,422	—	—
Non-U.S. government agency CMO	13,155	—	13,155	—
Corporate bonds	7,195	—	7,195	—
Equity investments	2,121	—	2,121	—
Mortgage loans held for sale	24,816	—	24,816	—
Mortgage loans held for investment	13,726	—	13,726	—
Interest rate lock commitments	214	—	—	214
Customer derivatives - interest rate swaps	3,528	—	3,528	—
Total	$190,424	$30,422	$159,788	$214

Liabilities
Interest rate lock commitments	$17	$—	$—	$17
Forward commitments	41	—	41	—
Customer derivatives - interest rate swaps	3,544	—	3,544	—
Risk Participation Agreements	11	—	11	—
Total	$3,613	$—	$3,596	$17
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023
Mortgage servicing rights	$1,124	$8,621
SBA loan servicing rights	3,258	3,127
Individually evaluated loans (1)
Commercial and industrial	1,944	9,818
Small business loans	2,284	3,134
Total	$8,610	$24,700

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.

The following table details the valuation techniques for Level 3 collateral dependent loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
December 31, 2024	$4,228	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
December 31, 2023	12,952	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount

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
The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

		December 31, 2024		December 31, 2023
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$27,462	$27,462	$56,697	$56,697
Mortgage loans held for sale	Level 2	32,413	32,413	24,816	24,816
Loans receivable, net of ACL	Level 3	2,015,936	1,967,986	1,882,080	1,832,558
Mortgage loans held for investment	Level 2	14,501	14,501	13,726	13,726
Financial liabilities:
Deposits	Level 2	$2,005,368	$2,014,200	$1,823,462	$1,834,700
Borrowings	Level 2	124,471	133,200	174,896	176,400
Subordinated debentures	Level 2	49,743	48,752	49,836	50,223
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2024	2023
Balance at beginning of the period	$214	$87
Increase in value	2	127
Balance at end of the period	$216	$214
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
December 31, 2024	$216	Market comparable pricing	Pull through	1% - 99%	83.27%
December 31, 2023	214	Market comparable pricing	Pull through	1% - 99%	79.48%

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
In June 2023, the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments received on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the years ended December 31, 2024 and 2023, $431 thousand and $(412) thousand, net of tax, are recorded in total comprehensive income as unrealized gains and unrealized losses, respectively. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2024. As of December 31, 2024 and 2023, the combined notional amount of the interest rate swaps was $75 million in each period and the fair value was a liability of $52 thousand and $539 thousand, respectively.
In August 2024 the Corporation entered into an interest rate swap classified as a fair value hedge with a notional amount of $40 million, to hedge the interest payments received on a pool of residential mortgage loans held in portfolio. Under the terms of the swap agreement, the Corporation pays an average fixed rate of 3.60% and receives a variable rate in return indexed to SOFR. The swap matures August 2027. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in fair value of the hedged item. For the year ended December 31, 2024, approximately $3 thousand, net of tax, is recorded as fair value adjustments. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2024.

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
The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		December 31, 2024		December 31, 2023
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$35,820	$216	$33,735	$214
Negative fair values	Other liabilities	9,049	(35)	5,399	(17)
Total		$44,869	$181	$39,134	$197

Forward Commitments
Positive fair values	Other assets	$4,250	$30	$—	$—
Negative fair values	Other liabilities	500	—	4,250	(41)
Total		$4,750	$30	$4,250	$(41)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$47,676	$2,755	$50,593	$3,528
Negative fair values	Other liabilities	47,676	(2,745)	50,593	(3,544)
Total		$95,352	$10	$101,186	$(16)

Customer Derivatives - Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	7,382	(91)	7,082	(11)
Total		$7,382	$(91)	$7,082	$(11)

Fair Value Hedge
Positive fair values	Other assets	$40,000	$3	$—	$—
Negative fair values	Other liabilities	—	—	—	—
Total		$40,000	$3	$—	$—

Interest Rate Swaps
Positive fair values	Other assets	$25,000	$9	$—	$—
Negative fair values	Other liabilities	50,000	(61)	75,000	(539)
Total		$75,000	$(52)	$75,000	$(539)

Total derivative financial instruments		$267,353	$81	$226,652	$(410)
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the fair value (losses) gains on derivative financial instruments:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Interest Rate Lock Commitments	$(16)	$189
Forward Commitments	71	(41)
Customer Derivatives - Interest Rate Swaps	26	(63)
Customer Derivatives - Risk Participation Agreements	(80)	6
Fair Value Hedge	3	—
Interest Rate Swaps	487	(539)
Net fair value gains (losses) on derivative financial instruments	$491	$(448)
Net realized activity on derivative hedging activities were losses of $87 thousand and gains of $28 thousand for the years ended December 31, 2024 and 2023, respectively, and are included in non-interest income in the consolidated statements of income.

(20)    Segments
The Corporation’s reportable segments are determined by the Chief Executive Officer, who is designated as the chief operating decision maker, based upon information provided about the Corporation’s products and services offered, primarily distinguished between banking, wealth management, and mortgage banking operations. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker evaluates the financial performance of the Corporation’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Corporation’s segments and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance of each segment. All operations are domestic.
Our Banking segment (“Bank”) consists of commercial and retail banking. Segment income (loss) before income taxes is used to assess the performance of the banking segment by monitoring the margin between interest income and interest expense. The Banking segment generates interest income from its lending and investing activities and is dependent on the gathering of deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of SBA loans, sales of available for sale investment securities, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income, title insurance fees, and other less significant non-interest income. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation.
Meridian Wealth (“Wealth”), a registered investment advisor and wholly-owned subsidiary of the Bank, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. Segment income (loss) before income taxes is used to assess the performance of the wealth segment by monitoring the generation of wealth management income as the wealth segment generates non-interest income through advisory fees. The cost of marketing, business development, and payroll provide the significant expenses in wealth.
Meridian’s mortgage banking segment (“Mortgage”) consists of 8 loan production offices throughout suburban Philadelphia and Maryland. Segment income (loss) before income taxes is used to assess the performance of the mortgage banking segment by monitoring the gains received on loan sales. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale. The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains (losses). The cost of loans sales and payroll provide the significant expenses in mortgage banking.

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations. Total assets for each segment is also provided.

	Segment Information
	Year Ended December 31, 2024				Year Ended December 31, 2023
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$153,809	$—	$2,218	$156,027	$135,097	$—	$1,492	$136,589
Interest expense	83,103	(146)	2,074	85,031	66,262	27	1,358	67,647
Net interest income	70,706	146	144	70,996	68,835	(27)	134	68,942
Provision for loan losses	11,400	—	—	11,400	6,815	—	—	6,815
Net interest income after provision	59,306	146	144	59,596	62,020	(27)	134	62,127

Non-interest Income:
Mortgage banking income	188	—	20,856	21,044	306	—	16,231	16,537
Wealth management income	1	5,734	—	5,735	—	4,928	—	4,928
SBA income	3,458	—	—	3,458	4,485	—	—	4,485
Gain on sale of MSRs	—	—	3,992	3,992	—	—	—	—
Gain on sale of OREO	317	—	—	317	—	—	—	—
Net change in fair values	(23)	—	242	219	(59)	—	314	255
Net gain on hedging activity	1	—	(88)	(87)	—	—	28	28
Other	3,634	1	3,026	6,661	3,011	—	2,721	5,732
Non-interest income	7,576	5,735	28,028	41,339	7,743	4,928	19,294	31,965

Non-interest expense:
Salaries and employee benefits	27,891	2,252	17,125	47,268	26,577	2,582	18,218	47,377
Occupancy and equipment	3,307	237	2,432	5,976	2,798	121	1,923	4,842
Professional fees	3,598	40	1,129	4,767	3,180	32	1,100	4,312
Data processing and software	4,577	169	1,398	6,144	5,166	122	1,127	6,415
Advertising and promotion	2,465	362	466	3,293	2,721	347	662	3,730
Pennsylvania bank shares tax	953	19	—	972	944	24	—	968
Other	8,793	427	1,509	10,729	7,441	433	1,607	9,481
Non-interest expense	51,584	3,506	24,059	79,149	48,827	3,661	24,637	77,125
Income (loss) before income taxes	$15,298	$2,375	$4,113	$21,786	$20,936	$1,240	$(5,209)	$16,967

Total Assets	$2,337,092	$10,893	$37,882	$2,385,867	$2,186,017	$7,251	$52,925	$2,246,193

(21)    Parent Company Financial Statements
The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the notes to the consolidated financial statements.

Condensed Balance Sheets

(dollars in thousands, except share data)	December 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$3,028	$2,600
Investments in subsidiaries	219,119	204,132
Other assets	4,083	2,239
Total assets	$226,230	$208,971
Liabilities:
Short-term borrowing	$5,000	$—
Subordinated debentures	49,115	48,992
Accrued interest payable	320	220
Other liabilities	273	1,737
Total liabilities	$54,708	$50,949
Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,243,258 and 13,186,198 shares issued, respectively; and 11,240,075 and 11,183,015 shares outstanding, respectively.	13,243	13,186
Surplus	81,545	80,325
Treasury Stock - 2,003,183 and 2,003,183 shares, respectively, at cost	(26,079)	(26,079)
Unearned common stock held by employee stock ownership plan	(1,006)	(1,204)
Retained earnings	111,961	101,216
Accumulated other comprehensive income	(8,142)	(9,422)
Total stockholders’ equity	$171,522	$158,022
Total liabilities and stockholders’ equity	$226,230	$208,971

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2024	2023
Dividends from Bank	$6,404	$9,655
Interest income	—	2
Other income	494	122
Total operating income	6,898	9,779
Interest expense	3,136	2,484
Other expense	982	1,168
Income before equity in undistributed income of subsidiaries	2,780	6,127
Equity in undistributed income of subsidiaries	12,753	6,376
Income before income taxes	15,533	12,503
Income tax benefit	(813)	(740)
Net income	16,346	13,243
Total other comprehensive income	1,280	2,117
Total comprehensive income	$17,626	$15,360

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities:
Net Income	$16,346	$13,243
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(12,753)	(6,376)
Share-based compensation	976	1,173
Amortization of issuance costs on subordinated debt	123	118
Increase in accrued interest payable	100	214
Other, net	(4,260)	(2,748)
Net cash provided by operating activities	532	5,624

Cash flows from investing activities:
Investment in subsidiaries	—	(8,000)
Net cash used in investing activities	—	(8,000)

Cash flows from financing activities:
Increase in short-term borrowings	5,000	—
Net activity from subordinated debt issuance	—	9,699
Net purchase of treasury stock	—	(4,258)
Dividends paid	(5,601)	(5,614)
Share based awards and exercises	499	309
Net cash (used in) provided by financing activities	(102)	136
Net change in cash and cash equivalents	430	(2,240)
Cash and cash equivalents at beginning of period	2,600	4,840
Cash and cash equivalents at end of period	$3,030	$2,600

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Corporation’s President/Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024. Based on this evaluation, the Corporation’s President /Chief Executive Officer and Chief Financial Officer have concluded, as of and for the end of the period covered by this report, that such disclosure controls and procedures were effective.
Design and Evaluation of Internal Control Over Financial Reporting
Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2024.
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
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2024, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2024, the Corporation’s system of internal control over financial reporting is effective.
The 2024 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Crowe has also issued a report on the effectiveness of internal control over financial reporting. That report appears in Item 8 of this Form 10-K and is incorporated into this item by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders under the headings, “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODE OF ETHICS,” “CORPORATE GOVERNANCE,” and “AUDIT COMMITTEE.”
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders under the headings, “EXECUTIVE COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “OUTSTANDING AWARDS AT FISCAL YEAR-END TABLE,” “EXECUTIVE INCENTIVE, EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS,” and “DIRECTOR COMPENSATION.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders under the headings, “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE.”
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders under the heading, “PROPOSAL TO RATIFY THE APPOINTMENT OF CROWE LLP AS THE CORPORATION’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2025.”
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
10.7
Equity Distribution Agreement between Meridian Corporation and D.A. Davidson & Co., effective February 20, 2025, filed as Exhibit 10.1 to Form 8-K on February 20, 2025 and incorporated herein by reference.

19	Insider Trading Policy
21.1	List of Subsidiaries, filed herewith
23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Financial Officer, filed herewith.
32	Section 1350 Certifications, filed herewith
97	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 17, 2025	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher J. Annas	Chairman of the Board	March 17, 2025
Christopher J. Annas

/s/ Denise Lindsay	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2025
Denise Lindsay

/s/ Robert M. Casciato	Director	March 17, 2025
Robert M. Casciato

/s/ George C. Collier	Director	March 17, 2025
George C. Collier

/s/ Robert T. Holland	Director	March 17, 2025
Robert T. Holland

/s/ Edward J. Hollin	Director	March 17, 2025
Edward J. Hollin

/s/ Anthony M. Imbesi	Director	March 17, 2025
Anthony M. Imbesi

/s/ Christine M. Helmig	Director	March 17, 2025
Christine M. Helmig