Form 10-Q
period 2025-03-31
Meridian Corp
filed 2025-05-09
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2025 there were 11,285,278 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACBB	Atlantic Central Bankers Bank
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period

LGD	Loss given default
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	March 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$16,976	$5,598
Interest-bearing deposits at other banks	113,620	21,864
Federal funds sold	629	—
Cash and cash equivalents	131,225	27,462
Securities available-for-sale, at fair value (amortized cost of $193,783 and $183,764, respectively)	185,221	174,304
Securities held-to-maturity, at amortized cost (fair value of $29,357 and $30,492, respectively)	32,720	33,771
Equity investments	2,126	2,086
Mortgage loans held for sale	28,047	32,413
Loans and other finance receivables, net of fees and costs	2,071,675	2,030,437
Allowance for credit losses	(20,827)	(18,438)
Loans and other finance receivables, net of the allowance for credit losses	2,050,848	2,011,999
Restricted investment in bank stock	8,369	7,753
Bank premises and equipment, net	12,028	12,151
Bank owned life insurance	29,935	29,712
Accrued interest receivable	10,345	9,958
Other real estate owned	159	159
Deferred income taxes	5,136	4,669
Servicing assets	4,284	4,382
Goodwill	899	899
Intangible assets	2,716	2,767
Other assets	24,830	31,382
Total assets	$2,528,888	$2,385,867
Liabilities:
Deposits:
Non-interest bearing	$323,485	$240,858
Interest bearing	1,805,257	1,764,510
Total deposits	2,128,742	2,005,368
Borrowings	139,590	124,471
Subordinated debentures	49,761	49,743
Accrued interest payable	7,404	6,860
Other liabilities	29,823	27,903
Total liabilities	2,355,320	2,214,345
Stockholders’ equity:
Common stock, $1 par value per share. 25,000,000 shares authorized; 13,288,461 and 13,243,258 shares issued and 11,285,278 and 11,240,075 shares outstanding, respectively	13,288	13,243
Surplus	82,026	81,545
Treasury stock, 2,003,183 shares, at cost	(26,079)	(26,079)
Unearned common stock held by employee stock ownership plan	(1,006)	(1,006)
Retained earnings	112,952	111,961
Accumulated other comprehensive loss	(7,613)	(8,142)
Total stockholders’ equity	173,568	171,522
Total liabilities and stockholders’ equity	$2,528,888	$2,385,867
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2025	2024
Interest income:
Loans and other finance receivables, including fees	$36,549	$35,339
Securities - taxable	1,693	1,251
Securities - tax-exempt	313	325
Cash and cash equivalents	613	300
Total interest income	39,168	37,215
Interest expense:
Deposits	16,868	17,392
Borrowings and subordinated debentures	2,524	3,214
Total interest expense	19,392	20,606
Net interest income	19,776	16,609
Provision for credit losses	5,212	2,866
Net interest income after provision for credit losses	14,564	13,743
Non-interest income:
Mortgage banking income	3,393	3,634
Wealth management income	1,535	1,317
SBA loan income	748	986
Earnings on investment in life insurance	222	207
Net change in the fair value of derivative instruments	149	75
Net change in the fair value of loans held-for-sale	102	(2)
Net change in the fair value of loans held-for-investment	170	(175)
Net gain (loss) on hedging activity	21	(19)
Other	984	1,961
Total non-interest income	7,324	7,984
Non-interest expense:
Salaries and employee benefits	11,385	10,573
Occupancy and equipment	1,338	1,233
Professional fees	763	1,498
Data processing and software	1,479	1,532
Advertising and promotion	779	748
Pennsylvania bank shares tax	269	274
Other	2,730	2,316
Total non-interest expense	18,743	18,174
Income before income taxes	3,145	3,553
Income tax expense	746	877
Net income	$2,399	$2,676
Basic earnings per common share	$0.21	$0.24
Diluted earnings per common share	$0.21	$0.24
Basic weighted average shares outstanding	11,205	11,088
Diluted weighted average shares outstanding	11,446	11,201
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2025	2024
Net income:	$2,399	$2,676

Net change in unrealized gains (losses) on investment securities available for sale:
Change in fair value of investment securities, net of tax of $202 and $(98), respectively	699	(298)
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $7 and $7, respectively	22	22
Unrealized investment gains (losses), net of tax effect of $210 and $(90), respectively	$721	$(276)
Net change in unrealized (losses) gains on interest rate swaps used in cash flow hedges, net of tax effect of $192, and $(247),respectively	(192)	749
Total other comprehensive income	$529	$473
Total comprehensive income	$2,928	$3,149
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended March 31, 2025
Balance at January 1, 2025	$13,243	$81,545	$(26,079)	$(1,006)	$111,961	$(8,142)	$171,522
Net income	—	—	—	—	2,399	—	2,399
Other comprehensive income	—	—	—	—	—	529	529
Dividends declared ($0.125 per share)	—	—	—	—	(1,408)	—	(1,408)
Common stock issued through share-based awards and exercises	45	363	—	—	—	—	408
Stock based compensation expense	—	118	—	—	—	—	118
Balance at March 31, 2025	$13,288	$82,026	$(26,079)	$(1,006)	$112,952	$(7,613)	$173,568

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended March 31, 2024
Balance at January 1, 2024	$13,186	$80,325	$(26,079)	$(1,204)	$101,216	$(9,422)	$158,022
Net income	—	—	—	—	2,676	—	2,676
Other comprehensive income	—	—	—	—	—	473	473
Dividends declared ($0.125 per share)	—	—	—	—	(1,400)	—	(1,400)
Common stock issued through share-based awards and exercises	3	20	—	—	—	—	23
Stock based compensation expense	—	142	—	—	—	—	142
Balance at March 31, 2024	$13,189	$80,487	$(26,079)	$(1,204)	$102,492	$(8,949)	$159,936

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Threes Months Ended March 31,
(dollars in thousands)	2025	2024
Net income	$2,399	$2,676
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment premiums and discounts and change in fair value of equity securities	1,069	240
Depreciation and amortization (accretion), net	6	1,780
Provision for credit losses	5,212	2,866
Amortization of issuance costs on subordinated debt	31	31
Stock based compensation	118	142
Net change in fair value of derivative instruments	(149)	(75)
Net change in fair value of loans held for sale	(102)	2
Net change in fair value of loans held for investment	(170)	175
Amortization and net impairment of servicing rights	326	479
SBA loan income	(748)	(986)
Proceeds from sale of loans	148,087	143,457
Loans originated for sale	(140,455)	(144,437)
Mortgage banking income	(3,393)	(3,634)
Increase in accrued interest receivable	(387)	(539)
Decrease (increase) in other assets	4,317	(353)
Earnings from investment in bank owned life insurance	(222)	(207)
Increase in deferred income tax	(646)	(251)
Increase (decrease) in accrued interest payable	544	(1,974)
Increase (decrease) in other liabilities	2,280	(1,098)
Net cash provided by (used in) operating activities	18,117	(1,706)

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	3,198	3,554
Purchases	(14,274)	(9,068)
Activity in held-to-maturity securities:
Maturities, repayments and calls	999	554
Increase in restricted stock	(616)	(488)
Net increase in loans	(40,882)	(71,370)
Purchases of premises and equipment	(259)	(1,910)
Net cash used in investing activities	(51,834)	(78,728)

Cash flows from financing activities:
Net increase in deposits	123,374	77,234
Increase (decrease) in short-term borrowings	6,184	(29,093)
Increase in long-term debt	8,935	—
Repayment of subordinated debt	(13)	—
Dividends paid	(1,408)	(1,400)
Share based awards and exercises	408	23
Net cash provided by financing activities	137,480	46,764

Net change in cash and cash equivalents	103,763	(33,670)
Cash and cash equivalents at beginning of period	27,462	56,697
Cash and cash equivalents at end of period	$131,225	$23,027

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,848	$22,580
Net loans sold, (settled) not settled	(1,834)	10,631
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
These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the SEC (including our Annual Report on Form 10-K for the year ended December 31, 2024), subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any other period.

Pronouncements Adopted/Effective during the three months ended March 31, 2025:

FASB ASU 2024-01 Stock Compensation - Scope Application of Profits Interest and Similar Awards
The amendments in this update improve the understandability of paragraph 718-10-15-3 apply to all entities that enter into share-based payments transactions and are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. The adoption of this amendment did not have a material impact on the Corporation's consolidated financial statements.

Pronouncements Not Yet Effective as of March 31, 2025:

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

FASB ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”
The amendments in this update address investor requests for more transparency about income tax information through improvements to annual income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for our annual reporting period ended December 31, 2025 and are to be applied on a prospective basis. Early adoption is permitted.The Corporation is currently evaluating the impact on its annual disclosures.

FASB ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures"
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
FASB ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date"
This amendment addresses questions that were raised regarding the effective date of ASU 2024-03 for public business entities with non-calendar year ends. The amendment clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

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

	Three months ended March 31,
(dollars in thousands, except per share data)	2025	2024
Numerator for earnings per share:
Net income available to common stockholders	$2,399	$2,676

Denominators for earnings per share:
Weighted average shares outstanding	11,336	11,245
Average unearned ESOP shares	(131)	(157)
Basic weighted averages shares outstanding	11,205	11,088
Dilutive effects of assumed exercises of stock options	241	113
Diluted weighted averages shares outstanding	11,446	11,201

Basic earnings per share	$0.21	$0.24
Diluted earnings per share	$0.21	$0.24
Antidilutive shares excluded from computation of average dilutive earnings per share	364	585

(3)    Securities
The following tables presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	March 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$29,077	$57	$(214)	$—	$28,920	16
U.S. government agency MBS	21,243	135	(458)	—	20,920	12
U.S. government agency CMO	55,854	139	(2,001)	—	53,992	38
State and municipal securities	41,874	28	(4,567)	—	37,335	31
U.S. Treasuries	17,039	—	(1,296)	—	15,743	16
Non-U.S. government agency CMO	11,314	45	(297)	—	11,062	9
Corporate bonds	17,382	542	(675)	—	17,249	14
Total securities available-for-sale	$193,783	$946	$(9,508)	$—	$185,221	136

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$32,720	$2	$(3,365)	$—	$29,357	19
Total securities held-to-maturity	$32,720	$2	$(3,365)	$—	$29,357	19

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$29,931	$73	$(160)	$—	$29,844	12
U.S. government agency MBS	21,392	96	(617)	—	20,871	14
U.S. government agency CMO	48,051	23	(2,461)	—	45,613	42
State and municipal securities	40,854	1	(4,159)	—	36,696	31
U.S. Treasuries	17,039	—	(1,589)	—	15,450	16
Non-U.S. government agency CMO	12,082	59	(412)	—	11,729	9
Corporate bonds	14,415	448	(762)	—	14,101	15
Total securities available-for-sale	$183,764	$700	$(10,160)	$—	$174,304	139

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$33,771	$7	$(3,286)	$—	$30,492	19
Total securities held-to-maturity	$33,771	$7	$(3,286)	$—	$30,492	19
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at March 31, 2025, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities warranted an ACL.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	March 31, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$15,331	$(114)	$6,453	$(100)	$21,784	$(214)
U.S. government agency MBS	3,407	(92)	9,090	(366)	12,497	(458)
U.S. government agency CMO	18,631	(318)	17,935	(1,683)	36,566	(2,001)
State and municipal securities	—	—	34,605	(4,567)	34,605	(4,567)
U.S. Treasuries	—	—	15,743	(1,296)	15,743	(1,296)
Non-U.S. government agency CMO	1,372	(22)	5,110	(275)	6,482	(297)
Corporate bonds	916	(13)	7,541	(662)	8,457	(675)
Total securities available-for-sale	$39,657	$(559)	$96,477	$(8,949)	$136,134	$(9,508)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$2,040	$(34)	$26,145	$(3,331)	$28,185	$(3,365)
Total securities held-to-maturity	$2,040	$(34)	$26,145	$(3,331)	$28,185	$(3,365)

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$12,708	$(56)	$3,568	$(104)	$16,276	$(160)
U.S. government agency MBS	5,773	(183)	9,050	(434)	14,823	(617)
U.S. government agency CMO	22,351	(506)	18,876	(1,955)	41,227	(2,461)
State and municipal securities	—	—	35,199	(4,159)	35,199	(4,159)
U.S. Treasuries	—	—	15,450	(1,589)	15,450	(1,589)
Non-U.S. government agency CMO	1,403	(12)	5,204	(400)	6,607	(412)
Corporate bonds	1,688	(41)	7,479	(721)	9,167	(762)
Total securities available-for-sale	$43,923	$(798)	$94,826	$(9,362)	$138,749	$(10,160)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,048	$(15)	$27,271	$(3,271)	$28,319	$(3,286)
Total securities held-to-maturity	$1,048	$(15)	$27,271	$(3,271)	$28,319	$(3,286)
As of March 31, 2025, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2025
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	18,039	16,643	1,000	1,002
Due after five years through ten years	23,150	22,679	5,793	5,018
Due after ten years	64,183	59,925	25,927	23,337
Subtotal	105,372	99,247	32,720	29,357
Mortgage-related securities	88,411	85,974	—	—
Total	$193,783	$185,221	$32,720	$29,357
There were no sales of investment securities available for sale for the three months ended March 31, 2025 or March 31, 2024.

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
For the three months ended March 31, 2025 and 2024, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.
Pledged Securities
As of March 31, 2025 and December 31, 2024, securities having a carrying value of $56.1 million and $43.3 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024
Real estate loans:
Commercial mortgage	$845,215	$823,976
Home equity lines and loans	94,179	90,721
Residential mortgage	250,684	252,565
Construction	277,895	259,553
Total real estate loans	1,467,973	1,426,815
Commercial and industrial	371,980	367,366
Small business loans	161,104	155,775
Consumer	376	349
Leases, net	66,813	75,987
Total loans and other finance receivables	$2,068,246	$2,026,292

Balances included in loans and other finance receivables, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$14,182	$14,501
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,425	16,543
Unearned lease income included in leases, net	(7,502)	(9,057)
Unamortized deferred loan origination costs, net of deferred fees	$3,429	$4,145
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
Nonaccrual and Past Due Loans and Leases
The following tables present an aging of the Corporation’s loans and leases at the dates indicated:

	March 31, 2025
(dollars in thousands)	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Total past due	Current	Total accruing loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$1,167	$—	$—	$1,167	$843,264	$844,431	$784	$845,215	0.23%
Home equity lines and loans	20	—	—	20	92,483	92,503	1,676	94,179	1.80
Residential mortgage (1)	3,546	—	—	3,546	238,830	242,376	8,308	250,684	4.73
Construction	—	10,055	—	10,055	259,334	269,389	8,506	277,895	6.68
Commercial and industrial	213	—	—	213	360,721	360,934	11,046	371,980	3.03
Small business loans (2)	655	377	359	1,391	140,923	142,314	18,790	161,104	12.53
Consumer	—	—	—	—	376	376	—	376	—
Leases, net	882	619	—	1,501	62,580	64,081	2,732	66,813	6.34%
Total	$6,483	$11,051	$359	$17,893	$1,998,511	$2,016,404	$51,842	$2,068,246	3.37%

(1) Includes $14.2 million of loans at fair value of which $13.4 million are current, $308 thousand are 30-89 days past due and $506 thousand are nonaccrual.
(2) Includes $9.9 million of loans within nonaccrual loans and leases that are guaranteed by the SBA.

	December 31, 2024
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total accruing loans and leases	Nonaccrual loans and leases	Total loans portfolio and leases	% Delinquent
Commercial mortgage	$1,290	$—	$1,290	$821,877	$823,167	$809	$823,976	0.25%
Home equity lines and loans	176	154	330	88,675	89,005	1,716	90,721	2.26
Residential mortgage (1)	3,259	—	3,259	241,406	244,665	7,900	252,565	4.42
Construction	1,000	—	1,000	249,940	250,940	8,613	259,553	3.70
Commercial and industrial	—	—	—	355,400	355,400	11,966	367,366	3.26
Small business loans (2)	1,351	—	1,351	142,154	143,505	12,270	155,775	8.74
Consumer	—	—	—	349	349	—	349	—
Leases, net	1,046	457	1,503	72,633	74,136	1,851	75,987	4.41
Total	$8,122	$611	$8,733	$1,972,434	$1,981,167	$45,125	$2,026,292	2.66%

(1) Includes $14.5 million of loans at fair value of which $13.7 million are current, $473 thousand are 30-89 days past due and $340 thousand are nonaccrual.
(2) Includes $6.2 million of loans within nonaccrual loans and leases that are guaranteed by the SBA.

There was 1 loan of $359 thousand in the table above as of March 31, 2025, and no loans and leases as of December 31, 2024, that were 90+days past due and still accruing interest.
Foreclosed and Repossessed Assets
At March 31, 2025 and December 31, 2024, there were 3 and 4 consumer mortgage loans, respectively, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $1.5 million and $1.3 million, respectively, for which formal foreclosure proceedings were in process.
Risks and Uncertainties
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
Past Due and Nonaccrual Status
The following tables presents the amortized costs basis of loans and leases on nonaccrual status and loans 90 days or more past due and still accruing, net of fees and costs as of March 31, 2025 and December 31, 2024. As of this date here were no loans 90 days or more past due and still accruing.

	March 31, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual
Commercial mortgage	$784	$—	$784	$809	$—	$809
Home equity lines and loans	1,676	—	1,676	1,716	—	1,716
Residential mortgage	7,927	381	8,308	7,518	382	7,900
Construction	6,392	2,114	8,506	8,613	—	8,613
Commercial and industrial	8,246	2,800	11,046	9,166	2,800	11,966
Small business loans	8,356	10,434	18,790	8,179	4,091	12,270
Leases, net	2,732	—	2,732	1,851	—	1,851
Total	$36,113	$15,729	$51,842	$37,852	$7,273	$45,125
The decrease in commercial and industrial nonaccrual loans with ACL relates to the charge-off on a protracted commercial advertising loan relationship, while the increase in nonaccrual SBA loans with ACL relates to additional risk rating downgrades leading to non-performing loan classification in the SBA loan portfolio.

Collateral-dependent Loans
The following tables presents the amortized cost basis of non-accruing collateral-dependent loans by class or loans as of March 31, 2025 and December 31, 2024 under the current expected credit loss model:

	March 31, 2025			December 31, 2024
(dollars in thousands)	Real estate	Equipment and other	Total	Real estate	Equipment and other	Total
Commercial mortgage	$784	$—	$784	$809	$—	$809
Home equity lines and loans	1,676	—	1,676	1,716	—	1,716
Residential mortgage	8,308	—	8,308	7,900	—	7,900
Construction	8,506	—	8,506	8,613	—	8,613
Commercial and industrial	1,344	9,702	11,046	1,344	10,622	11,966
Small business loans	16,865	1,925	18,790	10,164	2,106	12,270
Leases, net	—	2,732	2,732	—	1,851	1,851
Total	$37,483	$14,359	$51,842	$30,546	$14,579	$45,125
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

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three months ended March 31, 2025 and March 31, 2024 under the CECL model in accordance with ASC 326:

	Three Months Ended March 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,469	$—	$—	$(87)	$3,382
Home equity lines and loans	1,147	—	2	16	1,165
Residential mortgage	1,021	—	—	6	1,027
Construction	923	(738)	—	1,456	1,641
Commercial and industrial	3,098	(1,430)	17	1,080	2,765
Small business loans	6,304	(277)	29	2,555	8,611
Consumer	—	—	1	(1)	—
Leases	2,476	(553)	126	187	2,236
Total	$18,438	$(2,998)	$175	$5,212	$20,827

	Three Months Ended March 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,375	$—	$—	$(196)	$4,179
Home equity lines and loans	998	—	2	(42)	958
Residential mortgage	1,020	—	—	157	1,177
Construction	485	—	—	98	583
Commercial and industrial	4,518	(208)	2	771	5,083
Small business loans	7,005	(87)	3	884	7,805
Consumer	—	(1)	1	1	1
Leases	3,706	(2,148)	126	1,701	3,385
Total	$22,107	$(2,444)	$134	$3,374	$23,171

Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Provision for credit losses - funded loans	$5,212	$3,374
Recovery for credit losses - unfunded loans	—	(508)
Total provision for credit losses	$5,212	$2,866

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases at the dates indicated:

	March 31, 2025
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,382	$3,382	$784	$844,431	$845,215
Home equity lines and loans	—	1,165	1,165	1,676	92,503	94,179
Residential mortgage	27	1,000	1,027	7,802	228,700	236,502
Construction	535	1,106	1,641	8,506	269,389	277,895
Commercial and industrial	1,028	1,737	2,765	11,046	360,934	371,980
Small business loans	3,407	5,204	8,611	18,790	142,314	161,104
Consumer	—	—	—	—	376	376
Leases, net	—	2,236	2,236	2,732	64,081	66,813
Total	$4,997	$15,830	$20,827	$51,336	$2,002,728	$2,054,064

(1) Excludes deferred fees and loans carried at fair value.

	December 31, 2024
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,469	$3,469	$809	$823,167	$823,976
Home equity lines and loans	—	1,147	1,147	1,716	89,005	90,721
Residential mortgage	29	992	1,021	7,560	230,504	238,064
Construction	—	923	923	8,613	250,940	259,553
Commercial and industrial	855	2,243	3,098	11,966	355,400	367,366
Small business loans	1,808	4,496	6,304	12,270	143,505	155,775
Consumer	—	—	—	—	349	349
Leases, net	—	2,476	2,476	1,851	74,136	75,987
Total	$2,692	$15,746	$18,438	$44,785	$1,967,006	$2,011,791

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

The following tables detail the carrying value of loans and leases by portfolio segment based on year of origination and the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	March 31, 2025						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Commercial mortgage
Pass/Watch	$34,156	$119,252	$103,002	$156,573	$139,983	$265,250	$511	$188	$818,915
Special Mention	—	—	3,454	12,456	964	776	667	—	18,317
Substandard	—	—	200	30	—	7,753	—	—	7,983
Total	$34,156	$119,252	$106,656	$169,059	$140,947	$273,779	$1,178	$188	$845,215
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$18,306	$107,369	$54,063	$30,007	$4,861	$10,567	$123	$32,656	$257,952
Special Mention	—	197	1,185	—	—	—	—	—	1,382
Substandard	—	—	—	10,368	2,181	3,105	—	2,907	18,561
Total	$18,306	$107,566	$55,248	$40,375	$7,042	$13,672	$123	$35,563	$277,895
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$(738)	$(738)

Commercial and industrial
Pass/Watch	$20,680	$71,949	$19,927	$13,166	$15,048	$26,149	$—	$171,405	$338,324
Special Mention	—	—	850	2,556	342	—	—	2,019	5,767
Substandard	—	—	115	3,813	2,365	9,899	—	11,697	27,889
Total	$20,680	$71,949	$20,892	$19,535	$17,755	$36,048	$—	$185,121	$371,980
Year-to-date gross charge-offs	$—	$(484)	$(95)	$—	$—	$—	$—	$(851)	$(1,430)

Small business loans
Pass/Watch	$14,768	$30,301	$25,308	$24,231	$20,305	$11,345	$—	$12,387	$138,645
Special Mention	—	—	288	—	—	31	—	190	509
Substandard	—	—	2,163	525	10,572	5,528	—	3,162	21,950
Total	$14,768	$30,301	$27,759	$24,756	$30,877	$16,904	$—	$15,739	$161,104
Year-to-date gross charge-offs	$—	$—	$—	$(233)	$(2)	$(42)	$—	$—	$(277)

Total by risk rating
Pass/Watch	$87,910	$328,871	$202,300	$223,977	$180,197	$313,311	$634	$216,636	$1,553,836
Special Mention	—	197	5,777	15,012	1,306	807	667	2,209	25,975
Substandard	—	—	2,478	14,736	15,118	26,285	—	17,766	76,383
Total	$87,910	$329,068	$210,555	$253,725	$196,621	$340,403	$1,301	$236,611	$1,656,194
Total year-to-date gross charge-offs	$—	$(484)	$(95)	$(233)	$(2)	$(42)	$—	$(1,589)	$(2,445)

	December 31, 2024						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Commercial mortgage
Pass/Watch	$118,289	$99,971	$162,831	$140,046	$92,705	$184,157	$511	$189	$798,699
Special Mention	—	3,471	11,258	972	47	767	667	—	17,182
Substandard	—	200	30	—	4,681	3,184	—	—	8,095
Total	$118,289	$103,642	$174,119	$141,018	$97,433	$188,108	$1,178	$189	$823,976
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$89,417	$61,040	$38,315	$10,935	$7,015	$4,229	$123	$34,613	$245,687
Special Mention	160	1,185	2,948	—	—	—	—	—	4,293
Substandard	—	—	1,277	1,605	516	2,608	—	3,567	9,573
Total	$89,577	$62,225	$42,540	$12,540	$7,531	$6,837	$123	$38,180	$259,553
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$81,352	$23,658	$16,844	$15,634	$8,499	$23,220	$—	$162,980	$332,187
Special Mention	—	850	2,599	438	—	—	—	2,455	6,342
Substandard	—	115	3,813	2,365	—	9,978	—	12,566	28,837
Total	$81,352	$24,623	$23,256	$18,437	$8,499	$33,198	$—	$178,001	$367,366
Year-to-date gross charge-offs	$(351)	$(1,136)	$(41)	$—	$—	$(1,324)	$—	$(3,515)	$(6,367)

Small business loans
Pass/Watch	$35,720	$23,714	$24,446	$22,800	$6,699	$6,226	$—	$13,818	$133,423
Special Mention	—	425	507	2,335	1,332	—	—	—	4,599
Substandard	—	1,804	1,294	8,481	4,085	—	—	2,089	17,753
Total	$35,720	$25,943	$26,247	$33,616	$12,116	$6,226	$—	$15,907	$155,775
Year-to-date gross charge-offs	$—	$(118)	$(1,986)	$(1,064)	$(352)	$—	$—	$(780)	$(4,300)

Total by risk rating
Pass/Watch	$324,778	$208,383	$242,436	$189,415	$114,918	$217,832	$634	$211,600	$1,509,996
Special Mention	160	5,931	17,312	3,745	1,379	767	667	2,455	32,416
Substandard	—	2,119	6,414	12,451	9,282	15,770	—	18,222	64,258
Total	$324,938	$216,433	$266,162	$205,611	$125,579	$234,369	$1,301	$232,277	$1,606,670
Total year-to-date gross charge-offs	$(351)	$(1,254)	$(2,027)	$(1,064)	$(352)	$(1,324)	$—	$(4,295)	$(10,667)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2025 and December 31, 2024.

In addition to credit quality indicators as shown in the above tables, allowance allocations for home equity lines and loans, residential mortgages, consumer loans and leases are also applied based on their year of origination and performance status at the dates indicated:

	March 31, 2025						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Home equity lines and loans
Performing	$68	$706	$253	$615	$210	$3,558	$86,504	$91,914
Nonperforming	—	—	—	—	91	342	1,832	2,265
Total	$68	$706	$253	$615	$301	$3,900	$88,336	$94,179
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$2,147	$13,286	$41,302	$141,179	$16,535	$14,379	$—	$228,828
Nonperforming	—	—	253	2,315	747	4,359	—	7,674
Total	$2,147	$13,286	$41,555	$143,494	$17,282	$18,738	$—	$236,502
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$11	$21	$29	$19	$—	$236	$60	$376
Nonperforming	—	—	—	—	—	—	—	—
Total	$11	$21	$29	$19	$—	$236	$60	$376
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases, net
Performing	$490	$202	$14,591	$31,644	$14,112	$3,137	$—	$64,176
Nonperforming	—	—	373	1,386	780	98	—	2,637
Total	$490	$202	$14,964	$33,030	$14,892	$3,235	$—	$66,813
Year-to-date gross charge-offs	$—	$—	$—	$(324)	$(206)	$(23)	$—	$(553)

Total by Payment Performance
Performing	$2,716	$14,215	$56,175	$173,457	$30,857	$21,310	$86,564	$385,294
Nonperforming	—	—	626	3,701	1,618	4,799	1,832	12,576
Total	$2,716	$14,215	$56,801	$177,158	$32,475	$26,109	$88,396	$397,870
Total year-to-date gross charge-offs	$—	$—	$—	$(324)	$(206)	$(23)	$—	$(553)
(1) Excludes $14.2 million of loans at fair value.

	December 31, 2024						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Home equity lines and loans
Performing	$705	$332	$620	$211	$328	$3,313	$83,016	$88,525
Nonperforming	—	—	—	91	—	342	1,763	2,196
Total	$705	$332	$620	$302	$328	$3,655	$84,779	$90,721
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(86)	$(86)

Residential mortgage (1)
Performing	$13,878	$43,860	$140,953	$16,761	$6,808	$8,245	$—	$230,505
Nonperforming	129	253	2,323	752	357	3,745	—	7,559
Total	$14,007	$44,113	$143,276	$17,513	$7,165	$11,990	$—	$238,064
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$14	$32	$22	$—	$—	$241	$40	$349
Nonperforming	—	—	—	—	—	—	—	—
Total	$14	$32	$22	$—	$—	$241	$40	$349
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(5)	$(5)

Leases, net
Performing	$741	$15,594	$36,229	$17,253	$4,326	$—	$—	$74,143
Nonperforming	—	298	945	493	108	—	—	1,844
Total	$741	$15,892	$37,174	$17,746	$4,434	$—	$—	$75,987
Year-to-date gross charge-offs	$—	$(968)	$(3,606)	$(1,077)	$(265)	$—	$—	$(5,916)

Total by Payment Performance
Performing	$15,338	$59,818	$177,824	$34,225	$11,462	$11,799	$83,056	$393,522
Nonperforming	129	551	3,268	1,336	465	4,087	1,763	11,599
Total	$15,467	$60,369	$181,092	$35,561	$11,927	$15,886	$84,819	$405,121
Total year-to-date gross charge-offs	$—	$(968)	$(3,606)	$(1,077)	$(265)	$—	$(91)	$(6,007)
(1) Excludes $14.5 million of fair value loans.

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
The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	$1,948	1.2%	$—	1	$165	0.1%	$—
Construction	3	2,869	1.0%	—	—	—	—%	—
Commercial mortgage	1	959	0.1%	—	—	—	—%	—
Commercial & industrial	1	1,095	0.3%	—	2	1,097	0.3%	—
Total	8	$6,871		$—	3	$1,262		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	1	$565	0.4%	$434	—	$—	—%	$—
Construction	1	2,907	1.0%	—	—	—	—%	—
Total	2	$3,472		$434	—	$—		$—

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Number of Loans	Financial Effect	Number of Loans	Financial Effect
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	3	Extend maturity date	1	Extend maturity date
Construction	3	Extend maturity date	—
Commercial mortgage	1	Extend maturity date/payment concession	—
Commercial & industrial	1	Extend maturity date	2	Extend maturity date and allow additional lender funding
Total	8		3
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	1	Extend maturity date	—
Construction	1	Extend maturity date	—
Total	2		—

There were 10 and 3 modifications granted to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and March 31, 2024, respectively. The increase period over period in assistance provided to borrowers experiencing financial difficulty was largely focused in the small business loan, construction, residential mortgage, and commercial mortgage loan portfolios and due to the increase in non-performing loans.

There were zero loans that had payment defaults during the three months ended March 31, 2025, respectively, and zero during the three months ended March 31, 2024, that were modified in the 12 months before default to borrowers experiencing financial difficulty. There were $882 thousand in commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the three months ended March 31, 2025 and no commitments to lend additional funds to such borrowers during the three months ended March 31, 2024.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of March 31, 2025 and 2024.

	March 31, 2025
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Small business loans	$2,505	$—	$—	$—	$2,328	$4,833
Construction	2,869	—	—	—	4,763	7,632
Commercial mortgage	1,388	—	959	—	—	2,347
Commercial & industrial	1,897	—	—	—	2,772	4,669
Residential mortgage	—	—	—	—	545	545
Total	$8,659	$—	$959	$—	$10,408	$20,026

	March 31, 2024
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Small business loans	$165	$194	$—	$—	$895	$1,254
Commercial & industrial	1,097	—	—	—	—	1,097
Total	$1,262	$194	$—	$—	$895	$2,351

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has 4 unsecured borrowing facilities with correspondent banks for up to $56 million in total. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 and $0 in Federal funds purchased at March 31, 2025 and December 31, 2024. The Corporation also has a facility with the Federal Reserve Bank discount window of $5 million. This facility is fully secured by investment securities and pledged loans. There were no borrowings under this at March 31, 2025 and December 31, 2024. The Holding Company has a revolving line of credit with ACBB of $5 million that is used to fund operating activities of the Corporation.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	March 31, 2025	December 31, 2024
FHLB Open Repo Plus Weekly	6/16/2025	4.69%	$90,624	$75,205
ACBB Holding Company Revolving LOC	6/25/2025	7.75%	4,700	5,000
FHLB Mid-term Repo Fixed	10/14/2025	5.16%	9,492	9,492
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	—	8,935
Total Short-Term Borrowings			$104,816	$98,632

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	March 31, 2025	December 31, 2024
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	10,594	10,594
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	15,245
Total Long-Term Borrowings			$34,774	$25,839

The FHLB has also issued $190.2 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2025.

The Corporation has a maximum borrowing capacity with the FHLB of $698.2 million as of March 31, 2025 and $699.3 million as of December 31, 2024. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $120 million and $122 million of residential mortgage loans as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, the Corporation recognized servicing fee income of $48 thousand, compared to $636 thousand, during the three months ended March 31, 2024.
Changes in the MSR balance are summarized as follows:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Balance at beginning of the period	$1,124	$8,622
Servicing rights capitalized	—	10
Amortization of servicing rights	(45)	(318)
Balance at end of the period	$1,079	$8,314

The decrease in MSR balance in the table above was the result of the Corporation's sale of approximately $6.6 million of residential mortgage loan servicing rights associated with $777.2 million of serviced loans during the year ended December 31, 2024.
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2025, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 12.10% and a discount rate equal to 9.50%. At December 31, 2024, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 10.97% and a discount rate equal to 9.50%.
The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2025	December 31, 2024
Fair value of residential mortgage servicing rights	$1,467	$1,494

Weighted average life (months)	45	43

Prepayment speed	12.10%	10.97%
Impact on fair value:
10% adverse change	$(65)	$(63)
20% adverse change	(125)	(121)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(50)	$(53)
20% adverse change	(96)	(102)

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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $246.7 million and $246.7 million of SBA loans, as of March 31, 2025 and December 31, 2024, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Balance at beginning of the period	$3,258	$3,127
Servicing rights capitalized	228	197
Amortization of servicing rights	(310)	(241)
Change in valuation allowance	29	176
Balance at end of the period	$3,205	$3,259
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Valuation allowance, beginning of period	$(74)	$(268)
Recovery	29	176
Valuation allowance, end of period	$(45)	$(92)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2025, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.52% and a discount rate equal to 13.40%. At December 31, 2024, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.18% and a discount rate equal to 13.40%.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2025	December 31, 2024
Fair value of SBA loan servicing rights	$3,688	$3,670

Weighted average life (years)	3.2	3.5

Prepayment speed	17.52%	17.18%
Impact on fair value:
10% adverse change	$(169)	$(166)
20% adverse change	(324)	(317)

Discount rate	13.40%	13.40%
Impact on fair value:
10% adverse change	$(82)	$(81)
20% adverse change	(160)	(159)
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

The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	March 31, 2025
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$28,920	$—	$28,920	$—
U.S. government agency MBS	20,920	—	20,920	—
U.S. government agency CMO	53,992	—	53,992	—
State and municipal securities	37,335	—	37,335	—
U.S. Treasuries	15,743	15,743	—	—
Non-U.S. government agency CMO	11,062	—	11,062
Corporate bonds	17,249	—	17,249	—
Equity investments	2,126	—	2,126	—
Mortgage loans held for sale	28,047	—	28,047	—
Mortgage loans held for investment	14,182	—	14,182	—
Interest rate lock commitments	364	—	—	364
Customer derivatives - interest rate swaps	2,286	—	2,286	—
Fair Value Hedge	2	—	2	—
Total	$232,228	$15,743	$216,121	$364

Liabilities
Interest rate lock commitments	$81	$—	$—	$81
Customer derivatives - interest rate swaps	2,309	—	2,309	—
Risk Participation Agreements	11	—	11	—
Interest rate swaps	305	—	305	—
Total	$2,706	$—	$2,625	$81

	December 31, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$29,844	$—	$29,844	$—
U.S. government agency MBS	20,871	—	20,871	—
U.S. government agency CMO	45,613	—	45,613	—
State and municipal securities	36,696	—	36,696	—
U.S. Treasuries	15,450	15,450	—	—
Non-U.S. government agency CMO	11,729	—	11,729	—
Corporate bonds	14,101	—	14,101	—
Equity investments	2,086	—	2,086	—
Mortgage loans held for sale	32,413	—	32,413	—
Mortgage loans held for investment	14,501	—	14,501	—
Interest rate lock commitments	216	—	—	216
Forward commitments	30	—	30	—
Customer derivatives - interest rate swaps	2,755	—	2,755	—
Fair Value Hedge	3	—	3	—
Interest rate swaps	9	—	9	—
Total	$226,317	$15,450	$210,651	$216

Liabilities
Interest rate lock commitments	$35	$—	$—	$35
Forward commitments	2,745	—	2,745	—
Customer derivatives - interest rate swaps	91	—	91	—
Risk Participation Agreements	61	—	61	—
Total	$2,932	$—	$2,897	$35
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024
Mortgage servicing rights	$1,079	$1,124
SBA loan servicing rights	3,205	3,258
Individually evaluated loans (1)
Commercial and industrial	1,737	1,944
Construction	1,579	—
Small business loans	7,027	2,284
Total	$14,627	$8,610

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. The increase in individually evaluated commercial and industrial loans noted above was due to reassessing how we evaluate the impairment on a loan relationship to now be based on the fair value of collateral.
The following table details the valuation techniques for Level 3 individually evaluated loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
March 31, 2025	$10,343	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
December 31, 2024	4,228	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
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
The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

	Fair Value Hierarchy Level	March 31, 2025		December 31, 2024
(dollars in thousands)		Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$131,225	$131,225	$27,462	$27,462
Mortgage loans held for sale	Level 2	28,047	28,047	32,413	32,413
Loans and other finance receivables, net of ACL	Level 3	2,057,493	2,003,971	2,015,936	1,967,986
Mortgage loans held for investment	Level 2	14,182	14,182	14,501	14,501
Financial liabilities:
Deposits	Level 2	$2,128,742	$2,136,000	$2,005,368	$2,014,200
Borrowings	Level 2	139,590	140,100	124,471	133,200
Subordinated debentures	Level 2	49,761	48,841	49,743	48,572
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended March 31,
(dollars in thousands)	2025	2024
Balance at beginning of the period	$216	$214
Increase in value	148	74
Balance at end of the period	$364	$288

The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
March 31, 2025	$364	Market comparable pricing	Pull through	1 - 99%	84.26%
December 31, 2024	216	Market comparable pricing	Pull through	1 - 99%	83.27%

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
In June 2023 the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments received on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the three months ended March 31, 2025, approximately $192 thousand, net of tax, is recorded in total comprehensive income as unrealized losses, while for the three months ended March 31, 2024, approximately $749 thousand, net of tax, is recorded in total comprehensive income as unrealized gains. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2025. At March 31, 2025 and December 31, 2024, the combined notional amount of the interest rate swaps was $75 million and $75 million, respectively, and the fair value was a liability of $305 thousand and $52 thousand, respectively.
In August 2024 the Corporation entered into an interest rate swap classified as a fair value hedge with a notional amount of $40 million, to hedge the interest payments received on a pool of residential mortgage loans held in portfolio. Under the terms of the swap agreement, the Corporation pays an average fixed rate of 3.60% and receives a variable rate in return indexed to SOFR. The swap matures August 2027. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in fair value of the hedged item. For the three months ended March 31, 2025, approximately $— thousand respectively, net of tax, is recorded as a fair values adjustment. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2025.

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
The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		March 31, 2025		December 31, 2024
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$59,688	$364	$35,820	$216
Negative fair values	Other liabilities	17,373	(81)	9,049	(35)
Total		$77,061	$283	$44,869	$181

Forward Commitments
Positive fair values	Other assets	$—	$—	$4,250	$30
Negative fair values	Other liabilities	—	—	500	—
Total		$—	$—	$4,750	$30

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$55,553	$2,286	$47,676	$2,755
Negative fair values	Other liabilities	55,553	(2,309)	47,676	(2,745)
Total		$111,106	$(23)	$95,352	$10

Customer Derivatives - Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	7,384	(11)	7,382	(91)
Total		$7,384	$(11)	$7,382	$(91)

Fair Value Hedge
Positive fair values	Other assets	$40,000	$2	$40,000	$3
Negative fair values	Other liabilities	—	—	—	—
Total		$40,000	$2	$40,000	$3

Interest Rate Swaps
Positive fair values	Other assets	$—	$—	$25,000	$9
Negative fair values	Other liabilities	75,000	(305)	50,000	(61)
Total		$75,000	$(305)	$75,000	$(52)

Total derivative financial instruments		$310,551	$(54)	$267,353	$81
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the fair value gains and (losses) on derivative financial instruments:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Interest Rate Lock Commitments	$102	$7
Forward Commitments	(30)	41
Customer Derivatives - Interest Rate Swaps	(33)	21
Customer Derivatives - Risk Participation Agreements	80	6
Net fair value gains (losses) on derivative financial instruments	$119	$75
Net realized gains on derivative hedging activities were $21 thousand for the three months ended March 31, 2025, and net realized losses of $19 thousand for the three months ended March 31, 2024, and are included in non-interest income in the consolidated statements of income.

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

	Segment Information
	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$38,835	$—	$333	$39,168	$36,903	$—	$312	$37,215
Interest expense	19,129	(9)	272	19,392	20,311	6	289	20,606
Net interest income	$19,706	$9	$61	$19,776	$16,592	$(6)	$23	$16,609
Provision for credit losses	5,212	—	—	5,212	2,866	—	—	2,866
Net interest income after provision	14,494	9	61	14,564	13,726	(6)	23	13,743

Non-interest Income:
Mortgage banking income	18	—	3,375	3,393	88	—	3,546	3,634
Wealth management income	—	1,535	—	1,535	—	1,317	—	1,317
SBA loan income	748	—	—	748	986	—	—	986
Net change in fair values	77	—	344	421	28	—	(130)	(102)
Net gain (loss) on hedging activity	—	—	21	21	—	—	(19)	(19)
Other	1,069	—	137	1,206	772	—	1,396	2,168
Non-interest income	1,912	1,535	3,877	7,324	1,874	1,317	4,793	7,984

Non-interest expense:
Salaries and employee benefits	7,049	560	3,776	11,385	6,609	572	3,392	10,573
Occupancy and equipment	795	7	536	1,338	733	33	467	1,233
Professional fees	677	11	75	763	760	8	730	1,498
Data processing and software	1,065	43	371	1,479	1,231	35	266	1,532
Advertising and promotion	591	93	95	779	570	82	96	748
Pennsylvania bank shares tax	264	5	—	269	269	5	—	274
Other	2,317	99	314	2,730	1,888	98	330	2,316
Non-interest expense	12,758	818	5,167	18,743	12,060	833	5,281	18,174
Income (loss) before income taxes	$3,648	$726	$(1,229)	$3,145	$3,540	$478	$(465)	$3,553

Total Assets	$2,483,477	$11,243	$34,168	$2,528,888	$2,219,626	$9,335	$63,962	$2,292,923

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in Meridian Corporation’s Annual Report on Form 10-K filed with the SEC.
Forward-Looking Statements
Meridian Corporation may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties that could cause actual results to differ materially include, without limitation: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber-security concerns; rapid technological developments and changes; increased competitive pressures; changes in spreads on interest-earning assets and interest-bearing liabilities; changes in general economic conditions and conditions within the securities markets; escalating tariff and other trade policies and the resulting impacts on market volatility and global trade; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; legislation affecting the financial services industry as a whole, and Meridian Corporation, in particular; changes in accounting policies, practices or guidance; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements.
Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.

Critical Accounting Policies and Estimates
Our critical accounting policies are described in detail in the "Critical Accounting Policies" section within Item 7 of our 2024 Annual Form 10-K. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. See Note 1, "Summary of Significant Accounting Policies" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and leases, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of March 31, 2025 compared to December 31, 2024 and the results of operations for the three months ended March 31, 2025 compared to the same periods in 2024. More detailed information related to these highlights can be found in the sections that follow.

Changes in Financial Condition - March 31, 2025 Compared to December 31, 2024
•Total assets increased $143.0 million, or 6.0%, to $2.5 billion as of March 31, 2025.

•Portfolio loans increased $42.0 million, or 2.1%, to $2.0 billion as of March 31, 2025.

•Mortgage loans held for sale decreased $4.4 million, or 13.5%, to $28.0 million as of March 31, 2025.

•Total deposits increased $123.4 million or 6.2% to $2.1 billion as of March 31, 2025.

•Non-interest bearing deposits increased $82.6 million, or 34.3%, to $323.5 million as of March 31, 2025.

•The Corporation returned $1.4 million of capital to Meridian shareholders during the three months ended March 31, 2025 through a $0.125 dividend per share.

Three Month Results of Operations - March 31, 2025 Compared to the Same Period in 2024
•Net income was $2.4 million, or $0.21 per diluted share, down $277 thousand, or 10.4%, driven by a higher provision for credit losses and lower non-interest income, offset somewhat by higher net interest income.

•The return on average assets and return on average equity were 0.40% and 5.57%, respectively, for the first quarter 2025, compared to 0.47% and 6.73%, respectively, for the first quarter 2024.

•Net interest income increased $3.2 million, or 19.1%, to $19.8 million and the net interest margin increased to 3.46% from 3.09%, largely due to the impact of deposit and borrowing cost declines over the period.

•The overall provision for credit losses increased $2.3 million when comparing the first quarter 2025 to the first quarter 2024. The provision increase was largely due to the impact of charge-offs, an increase in non-performing loans, combined with providing for loan growth over this period and the impact of unfavorable changes in certain macro-economic factors used in the model due to current economic and market uncertainty.

•Non-interest income decreased $660 thousand, or 8.3%, to $7.3 million driven by a $241 thousand decline in mortgage banking income, a $238 thousand decline in SBA loan income, and a $977 thousand decline in other non-interest income, partially offset by an overall $564 thousand positive impact of fair value changes related to mortgage banking activities, and a $218 thousand increase in wealth management fee income.

•Non-interest expense increased $569 thousand, or 3.1%, to $18.7 million due to a $812 thousand increase in salaries and employee benefits, and an increase of $414 thousand in other non-interest expense, partially offset by a decrease of $735 thousand in professional fees.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended March 31,
	2025	2024
Return on average assets, annualized	0.40%	0.47%
Return on average equity, annualized	5.57%	6.73%
Net interest margin (tax effected yield)	3.46%	3.09%
Basic earnings per share	$0.21	$0.24
Diluted earnings per share	$0.21	$0.24
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Book value per common share	$15.38	$15.26
Tangible book value per common share (1)	$15.06	$14.93
Allowance as a percentage of loans and other finance receivables	1.01%	0.91%
Tier I capital to risk weighted assets	7.99%	8.13%
Tangible common equity to tangible assets ratio (1)	6.73%	7.05%
Loans and other finance receivables, net of fees and costs	$2,071,675	$2,030,437
Total assets	$2,528,888	$2,385,867
Total stockholders’ equity	$173,568	$171,522

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three months ended March 31, 2025 and 2024, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The table below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended March 31,
(dollars in thousands)	2025			2024
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$56,170	$613	4.43%	$22,059	$300	5.47%
Investment securities - taxable	159,051	1,693	4.32	129,660	1,251	3.88
Investment securities - tax exempt (1)	54,723	387	2.87	57,797	405	2.82
Loans held for sale	20,604	333	6.55	19,509	323	6.66
Loans held for investment (1)	2,039,676	36,218	7.20	1,944,187	35,018	7.24
Total loans	2,060,280	36,551	7.19	1,963,696	35,341	7.24
Total interest-earning assets	2,330,224	39,244	6.83%	2,173,212	37,297	6.90%
Noninterest earning assets	90,347			95,835
Total assets	$2,420,571			$2,269,047
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$150,980	$1,229	3.30%	$139,225	$1,367	3.95%
Money market and savings deposits	919,731	7,808	3.44	773,123	7,855	4.09
Time deposits	721,336	7,831	4.40	677,920	8,170	4.85
Total interest - bearing deposits	1,792,047	16,868	3.82	1,590,268	17,392	4.40
Borrowings	123,677	1,469	4.82	196,909	2,435	4.97
Subordinated debentures	49,749	1,055	8.60	49,847	779	6.29
Total interest-bearing liabilities	1,965,473	19,392	4.00	1,837,024	20,606	4.51
Noninterest-bearing deposits	244,161			233,255
Other noninterest-bearing liabilities	36,203			38,946
Total liabilities	2,245,837			2,109,225
Total stockholders' equity	174,734			159,822
Total stockholders' equity and liabilities	$2,420,571			$2,269,047
Net interest income and spread (1)		$19,852	2.83		$16,691	2.39
Net interest margin (1)			3.46%			3.09%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate / Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2025 as compared to the same period in 2024, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	Three Months Ended March 31,
	2025 Compared to 2024
(dollars in thousands)	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$(69)	$382	$313
Investment securities - taxable	138	304	442
Investment securities - tax exempt (1)	4	(22)	(18)
Loans held for sale	(8)	18	10
Loans held for investment (1)	(501)	1,701	1,200
Total loans	(509)	1,719	1,210
Total interest income	$(436)	$2,383	$1,947
Interest expense:
Interest-bearing demand deposits	$(247)	$109	$(138)
Money market and savings deposits	(1,405)	1,358	(47)
Time deposits	(842)	503	(339)
Total interest - bearing deposits	(2,494)	1,970	(524)
Borrowings	(93)	(873)	(966)
Subordinated debentures	278	(2)	276
Total interest expense	$(2,309)	$1,095	$(1,214)
Interest differential	$1,873	$1,288	$3,161
(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended March 31, 2025 Compared to the Same Period in 2024
For the three months ended March 31, 2025 as compared to the same period in 2024, tax-equivalent interest income increased $1.9 million as favorable volume changes contributed $2.4 million to interest income, partially offset by rate changes that had a $436 thousand unfavorable impact on interest income. The loans held for investment average balances increased $95.5 million, leading to a favorable volume impact on interest income of $1.7 million, while the increase in loans held for sale average balances of $1.1 million had an small but favorable impact to interest income of $18 thousand. Growth in the loans held for investment portfolio was led by average balance increases in commercial mortgage loans ($59.5 million), home equity lines and loans ($13.2 million), commercial and industrial loans ($33.5 million), and SBA loans ($5.7 million). The change in rates led to decreased yields on loans held for sale (down 11 basis points) and loans held for investment (down 4 basis points) that unfavorably impact interest income by $509 thousand, overall.

On the funding side, overall interest expense decreased $1.2 million, largely driven by the impact that the Fed's rate cuts in the later part of 2024 have had on the cost of deposits and borrowings. The cost of deposits were down across the board, leading to a $524 thousand decrease to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits decreased 65 basis points, 65 basis points and 45 basis points, respectively. These deposit cost declines were partially offset by volume increases as the average balances on money market and savings accounts increased $146.6 million, while time deposit average balances increased $43.4 million, and the average balances on interest-bearing demand deposits increased $11.8 million,

Additionally, the cost of borrowings decreased by 15 basis points, while the cost of subordinated debentures increased 231 basis points as the $40 million in 2019 Debentures converted to a floating rate instrument as of December 31, 2024, contributing a $278 thousand increase to interest expense. Borrowings decreased $73.2 million on average.

Overall, the $3.2 million increase in net interest income over this period was driven by both rate and volume changes.

PROVISION FOR CREDIT LOSSES
Three Months Ended March 31, 2025 Compared to the Same Period in 2024
The total provision for credit losses increased $2.3 million on a net basis for the three months ended March 31, 2025. The provision on funded loans increased $1.8 million over the three month comparable period in 2024 driven by provisioning for loan growth and charge-offs, as well as an increase in specific reserves, mainly on small business loans and existing non-accrual loans. The increase in provision was also impacted by unfavorable changes in certain macro-economic factors used in the model due to current economic and market uncertainty. There was no provision on unfunded loan commitments for three months ended March 31, 2025, while for the three months March 31, 2024 there was an unfunded provision reversal of $508 thousand.

NON-INTEREST INCOME
Three Months Ended March 31, 2025 Compared to the Same Period in 2024
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024	$ Change	% Change
Mortgage banking income	$3,393	$3,634	$(241)	(6.6)%
Wealth management income	1,535	1,317	218	16.6%
SBA loan income	748	986	(238)	(24.1)%
Earnings on investment in life insurance	222	207	15	7.2%
Net change in the fair value of derivative instruments	149	75	74	98.7%
Net change in the fair value of loans held-for-sale	102	(2)	104	NM
Net change in the fair value of loans held-for-investment	170	(175)	345	(197.1)%
Net gain (loss) on hedging activity	21	(19)	40	(210.5)%
Other	984	1,961	(977)	(49.8)%
Total non-interest income	$7,324	$7,984	$(660)	(8.3)%
Total non-interest income decreased $660 thousand due in part to a decline in mortgage banking income from our mortgage segment. While mortgage loan originations increased $8.0 million when comparing the quarter ended March 31, 2025 to the quarter ended March 31, 2024, the sales margin declined over this period as well, leading to the decline in mortgage banking income. SBA loan income decreased $238 thousand over this period as the value of SBA loans sold for the quarter-ended March 31, 2025 was $3.4 million, or 21.7%, lower than the quarter-ended March 31, 2024, while the gross margin on sale was 8.7% for the quarter-ended March 31, 2025 compared to 8.1% for the quarter-ended March 31, 2024.
The net change in the fair value of loans held-for-investment improved to a gain of $170 thousand for the quarter ended March 31, 2025, compared to a loss of $175 thousand for the comparable prior year quarter, due to the impact of the changing interest rate environment and the impact this has had on loans in portfolio that are held at fair value. Other non-interest income decreased $925 thousand due to higher levels of FHLB stock dividend income, broker fees and other mortgage segment related income in the prior period, partially offset by an increase in business credit card fee income and swap fee income.
NON-INTEREST EXPENSE
Three Months Ended March 31, 2025 Compared to the Same Period in 2024
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024	$ Change	% Change
Salaries and employee benefits	$11,385	$10,573	$812	7.7%
Occupancy and equipment	1,338	1,233	105	8.5%
Professional fees	763	1,498	(735)	(49.1)%
Data processing and software	1,479	1,532	(53)	(3.5)%
Advertising and promotion	779	748	31	4.1%
Pennsylvania bank shares tax	269	274	(5)	(1.8)%
Other	2,730	2,316	414	17.9%
Total non-interest expense	$18,743	$18,174	$569	3.1%
Total non-interest expense increased $569 thousand, or 3.1%, largely attributable to an increase in salaries and employee benefits and other non-interest expense. Salaries and employee benefits increased $812 thousand due largely to overall employee merit, benefit, and tax related increases, combined with an increase in mortgage segment related commissions and other benefits. Other non-interest expense increased $414 thousand due to an increase in certain commercial and consumer related loan expenses due to portfolio growth, partially offset with a decrease in loan servicing fees resulting from the MSR sale in 2024, combined with a decline in OREO expense as a $1.7 million residential OREO property was sold in 2024 . Professional fees decreased $735 thousand over the period mainly due to the results of cost control efforts on legal and consulting fees, combined with savings realized from switching internal audit outsourcing firms.
INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 2025 was $746 thousand, as compared to $877 thousand for the same period in 2024. Our effective tax rates were 23.7% for the three months ended March 31, 2025, compared to 24.7% for the same period in 2024. While income tax expense decreased primarily due to the decrease in income before income taxes, the effective tax rate increased due to the impact of additional nondeductible expense, partially offset by an increase in tax-free bank owned life insurance income.

BALANCE SHEET ANALYSIS
As of March 31, 2025, total assets were $2.5 billion which increased $143.0 million, or 6.0%, from December 31, 2024. This increase in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(Dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Mortgage loans held for sale	$28,047	$32,413	$(4,366)	(13.5)%
Real estate loans:
Commercial mortgage	845,215	823,976	21,239	2.6
Home equity lines and loans	94,179	90,721	3,458	3.8
Residential mortgage	250,684	252,565	(1,881)	(0.7)
Construction	277,895	259,553	18,342	7.1
Total real estate loans	1,467,973	1,426,815	41,158	2.9

Commercial and industrial	371,980	367,366	4,614	1.3
Small business loans	161,104	155,775	5,329	3.4
Consumer	376	349	27	7.7
Leases, net	66,813	75,987	(9,174)	(12.1)
Total loans and other finance receivables	$2,068,246	$2,026,292	$41,954	2.1
Total loans and leases	$2,096,293	$2,058,705	$37,588	1.8%
Portfolio loans increased $42.0 million, to $2.1 billion as of March 31, 2025, from $2.0 billion as of December 31, 2024. Overall portfolio loan growth was 2.1% since December 31, 2024, or 8.3% on an annualized basis for 2025. Commercial real estate loans increased $21.2 million, or 2.6%, construction loans increased $18.3 million, or 7.1%, SBA loans increased $5.3 million, or 3.4%, and commercial and industrial loans increased $4.6 million, or 1.3%.
As of March 31, 2025, included within the commercial real estate loans total of $845.2 million was $272.5 million of owner-occupied commercial loans, as well as $121.5 million of multi-family loans. Nearly all of the multi-family real estate loans are on properties located in Philadelphia and surrounding counties we service.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Noninterest-bearing deposits	$323,485	$240,858	$82,627	34.3%
Interest-bearing deposits:
Interest-bearing demand deposits	161,055	141,439	19,616	13.9%
Money market and savings deposits	947,795	913,536	34,259	3.8%
Time deposits	696,407	709,535	(13,128)	(1.9)%
Total interest-bearing deposits	$1,805,257	$1,764,510	$40,747	2.3%
Total deposits	$2,128,742	$2,005,368	$123,374	6.2%
Total deposits increased $123.4 million, or 6.2%, since December 31, 2024. Noninterest-bearing deposits and interest-bearing accounts increased $82.6 million, and $19.6 million, respectively, during the period. The increase in noninterest-bearing deposits was the result of a large late in the quarter deposit from a long-standing customer that sold a business. The deposit remained with the bank for several weeks. The increase in interest-bearing accounts was largely due to customer preference for money market deposits which carry higher interest rates than demand deposits. Time deposits decreased $13.1 million, or 1.9%, largely due to wholesale funding as customers prefer the higher term interest rates offered by these products.
The majority of Meridian's deposit base is comprised of business deposits, 52%, with consumer deposits amounting to 12% at March 31, 2025. Municipal deposits at 12% and brokered deposits at 24% provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At March 31, 2025, 56% of business accounts and 86% of consumer accounts were fully insured by the

FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 25% at March 31, 2025.

Capital
Consolidated stockholders’ equity of the Corporation was $173.6 million, or 6.9% of total assets as of March 31, 2025, as compared to $171.5 million, or 7.2% of total assets as of December 31, 2024. On April 24, 2025, the Board of Directors declared a quarterly cash dividend of $0.125 per common share payable May 19, 2025 to shareholders of record as of May 12, 2025.
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.30% and 9.21% at March 31, 2025 and December 31, 2024, respectively. The Corporation is exempt from CBLR.
The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Bank		Well-capitalized minimum
	March 31, 2025	December 31, 2024
Tier 1 leverage ratio	9.30%	9.21%	5.00%
Common tier 1 risk-based capital ratio	10.15%	10.33%	6.50%
Tier 1 risk-based capital ratio	10.15%	10.33%	8.00%
Total risk-based capital ratio	11.14%	11.20%	10.00%

In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital. As of March 31, 2025, Meridian has phased in 75% of the day-one effects of CECL.

Asset Quality Summary
The ratio of non-performing assets to total assets was 2.07% as of March 31, 2025, up from 1.90% reported as of December 31, 2024. Total non-performing loans of $52.2 million as of March 31, 2025, increased $7.1 million from $45.1 million as December 31, 2024. The changes were the result of additional risk rating downgrades leading to non-performing loan classification largely in the SBA loan portfolio and to a lesser degree in small equipment leasing and residential mortgages, partially offset the payoff of $323 thousand in SBA loans and by a $920 thousand decline in non-performing commercial loans due to an additional charge-off on a protracted commercial advertising loan relationship.
Meridian realized net charge-offs of 0.14% of total average loans for the three months ending March 31, 2025, which was up slightly from 0.12% reported for the same period in 2024. Net charge-offs for the quarter ended March 31, 2025 were $2.8 million, compared to net charge-offs of $2.3 million for the quarter ended March 31, 2024. Net charge-offs for the current quarter comprised of $3.0 million in charge-offs, with $175 thousand in recoveries, and were split between commercial loans, construction loans, leases, and SBA loans.
The ratio of allowance for credit losses to total loans and other finance receivables, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Appendix), was 1.01% as of March 31, 2025 compared to 0.91% as of December 31, 2024. As of March 31, 2025 there were specific reserves of $5.0 million against non-performing loans, an increase from $2.7 million as of December 31, 2024. The increase over this period was driven by an increase in specific reserves on SBA loan, as well as smaller increases in specific reserves on commercial and commercial real estate loans.
The increase in ACL coverage ratio noted above since December 31, 2024 was the result of an increase in specific reserves on individually evaluated loans, combined with providing for loan growth during the quarter.
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

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024
Non-performing assets:
Nonaccrual loans and leases:
Real estate loans:
Commercial mortgage	$784	$809
Home equity lines and loans	1,676	1,716
Residential mortgage	8,308	7,900
Construction	8,506	8,613
Total real estate loans	19,274	19,038
Commercial and industrial	11,046	11,966
Small business loans	18,790	12,270
Leases	2,732	1,851
Total nonaccrual loans and leases	51,842	45,125
Loans 90+ days past due and still accruing	359	—
Other real estate owned	159	159
Total non-performing assets	$52,360	$45,284

Asset quality ratios:
Non-performing assets to total assets	2.07%	1.90%
Non-performing loans to:
Total loans and other finance receivables	2.52%	2.22%
Total loans and other finance receivables (excluding loans at fair value) (1)	2.54%	2.24%
Allowance for credit losses to:
Total loans and other finance receivables	1.01%	0.91%
Non-performing loans	39.90%	40.86%

Total loans and leases	$2,099,722	$2,062,850
Total loans and other finance receivables	2,071,675	2,030,437
Total loans and other finance receivables (excluding loans at fair value)	2,057,493	2,015,936
Allowance for credit losses	20,827	18,438

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

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs and has access to approximately $640.5 million in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $5.3 million at March 31, 2025. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2025, Meridian’s maximum borrowing capacity with the FHLB was $698.2 million. At March 31, 2025, Meridian had borrowed $134.9 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $190.2 million against its available credit lines. At March 31, 2025, Meridian also had available $56.0 million of unsecured federal funds lines of credit with other financial institutions as well as $264.2 million of available short or long term funding through the CDARS program and $267.8 million of available short or long term funding through brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of March 31, 2025, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $3.6 million for the three months ended March 31, 2025, as compared to income before tax of $3.5 million for the same period in 2024. The Banking Segment provided 116.0% of the Corporation’s pre-tax profit for the three months ended March 31, 2025, as compared to 99.6% for the same periods in 2024.
The Wealth Management Segment recorded income before tax of $726 thousand for the three months ended March 31, 2025, as compared to income before tax of $478 thousand for the same period in 2024. The increase in income in this segment was the result of an increase in assets under management and improved market conditions over the period.
The Mortgage Banking Segment recorded losses before tax of $1.2 million for the three months ended March 31, 2025, as compared to losses before tax of $465 thousand for the same period in 2024. Mortgage Banking income and expenses related to loan originations and sales increased over the comparable periods due to higher loan origination and sales volume.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2025 were $632.3 million as compared to $603.1 million at December 31, 2024.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2025 amounted to $15.4 million as compared to $15.5 million at December 31, 2024.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation did not repurchase any loans for the three months ended March 31, 2025, while the Corporation repurchased 3 loans totaling $589 thousand for the three months ended March 31, 2024.

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
The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands, except share data)	March 31, 2025	December 31, 2024
Total stockholders' equity (GAAP)	$173,568	$171,522
Less: Goodwill and intangible assets	(3,615)	(3,666)
Tangible common equity (non-GAAP)	169,953	167,856

(dollars in thousands, except share data)	March 31, 2025	December 31, 2024

Total assets (GAAP)	2,528,888	2,385,867
Less: Goodwill and intangible assets	(3,615)	(3,666)
Tangible assets (non-GAAP)	$2,525,273	$2,382,201

Stockholders' equity to total assets (GAAP)	6.86%	7.19%
Tangible common equity to tangible assets (non-GAAP)	6.73%	7.05%

Shares outstanding	11,285	11,240

Book value per share (GAAP)	$15.38	$15.26
Tangible book value per share (non-GAAP)	$15.06	$14.93
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at March 31, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	March 31, 2025	December 31, 2024
Allowance for credit losses (GAAP)	$20,827	$18,438

Loans and other finance receivables (GAAP)	2,071,675	2,030,437
Less: Loans at fair value	(14,182)	(14,501)
Loans and other finance receivables, excluding loans at fair value (non-GAAP)	$2,057,493	$2,015,936

Allowance for credit losses to loans and other finance receivables (GAAP)	1.01%	0.91%

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

	March 31,
Changes in Market Interest Rates	2025	2024
+300 basis points over next 12 months	2.10%	1.30%
+200 basis points over next 12 months	1.61%	1.12%
+100 basis points over next 12 months	0.94%	0.73%
No Change
-100 basis points over next 12 months	(1.12)%	(1.85)%
-200 basis points over next 12 months	(2.05)%	(3.23)%
-300 basis points over next 12 months	(1.89)%	(4.68)%
The above interest rate simulation suggests as of March 31, 2025 that the Corporation’s balance sheet is fairly neutrally positioned at +/- 1% in an up or down 100 basis point environment over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.
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

	March 31,
Changes in Market Interest Rates	2025	2024
+300 basis points	10%	(5)%
+200 basis points	9%	(2)%
+100 basis points	5%	—%
No Change
-100 basis points	(9)%	(3)%
-200 basis points	(22)%	(10)%
-300 basis points	(43)%	(23)%
This economic value of equity profile at March 31, 2025 suggests that we would experience a negative effect from a decrease of 100 basis points in rates, and the impact would worsen as rates continued to move downward. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly

Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2025 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual
Report on Form 10-K for the year ended December 31, 2024.
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

Date:	May 9, 2025	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)