Form 10-Q
period 2025-06-30
Meridian Corp
filed 2025-08-08
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2025 there were 11,301,228 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACBB	Atlantic Central Bankers Bank
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed	Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period

LEP	Loss emergence period
LGD	Loss given default
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	June 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$20,604	$5,598
Interest-bearing deposits at other banks	29,570	21,864
Cash and cash equivalents	50,174	27,462
Securities available-for-sale, at fair value (amortized cost of $196,370 and $183,764, respectively)	187,902	174,304
Securities held-to-maturity, at amortized cost (fair value of $29,180 and $30,492, respectively)	32,642	33,771
Equity investments	2,130	2,086
Mortgage loans held for sale	44,078	32,413
Loans and other finance receivables, net of fees and costs	2,108,250	2,030,437
Allowance for credit losses	(20,851)	(18,438)
Loans and other finance receivables, net of the allowance for credit losses	2,087,399	2,011,999
Restricted investment in bank stock	9,162	7,753
Bank premises and equipment, net	12,320	12,151
Bank owned life insurance	30,175	29,712
Accrued interest receivable	10,334	9,958
OREO and other repossessed assets	3,148	276
Deferred income taxes	5,314	4,669
Servicing assets	3,658	4,382
Goodwill	899	899
Intangible assets	2,665	2,767
Other assets	28,938	31,265
Total assets	$2,510,938	$2,385,867
Liabilities:
Deposits:
Non-interest bearing	$237,042	$240,858
Interest bearing	1,873,332	1,764,510
Total deposits	2,110,374	2,005,368
Borrowings	138,965	124,471
Subordinated debentures	49,792	49,743
Accrued interest payable	7,059	6,860
Other liabilities	26,728	27,903
Total liabilities	2,332,918	2,214,345
Stockholders’ equity:
Common stock, $1 par value per share. 25,000,000 shares authorized; 13,299,961 and 13,243,258 shares issued and 11,296,778 and 11,240,075 shares outstanding, respectively	13,300	13,243
Surplus	82,184	81,545
Treasury stock, 2,003,183 shares, at cost	(26,079)	(26,079)
Unearned common stock held by ESOP	(1,006)	(1,006)
Retained earnings	117,132	111,961
Accumulated other comprehensive loss	(7,511)	(8,142)
Total stockholders’ equity	178,020	171,522
Total liabilities and stockholders’ equity	$2,510,938	$2,385,867
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans and other finance receivables, including fees	$38,697	$36,486	$75,246	$71,825
Securities - taxable	1,792	1,324	3,485	2,575
Securities - tax-exempt	295	324	608	649
Cash and cash equivalents	427	331	1,040	631
Total interest income	41,211	38,465	80,379	75,680
Interest expense:
Deposits	17,301	18,991	34,169	36,383
Borrowings and subordinated debentures	2,751	2,628	5,275	5,842
Total interest expense	20,052	21,619	39,444	42,225
Net interest income	21,159	16,846	40,935	33,455
Provision for credit losses	3,803	2,680	9,015	5,546
Net interest income after provision for credit losses	17,356	14,166	31,920	27,909
Non-interest income:
Mortgage banking income	5,762	5,420	9,155	9,054
Wealth management income	1,492	1,444	3,027	2,761
SBA loan income	1,988	785	2,736	1,771
Earnings on investment in life insurance	240	215	462	422
Net gain on sale of MSRs	467	—	415	—
Net change in the fair value of derivative instruments	(102)	203	47	278
Net change in the fair value of loans held-for-sale	171	(29)	273	(31)
Net change in the fair value of loans held-for-investment	190	(24)	360	(199)
Net gain (loss) on hedging activity	16	(63)	37	(82)
Other	1,064	1,293	2,100	3,254
Total non-interest income	11,288	9,244	18,612	17,228
Non-interest expense:
Salaries and employee benefits	13,179	11,437	24,564	22,010
Occupancy and equipment	1,037	1,230	2,375	2,463
Professional fees	1,164	1,029	1,927	2,527
Data processing and software	1,706	1,506	3,185	3,038
Advertising and promotion	1,277	989	2,056	1,737
Pennsylvania bank shares tax	269	274	538	548
Other	2,725	2,553	5,455	4,869
Total non-interest expense	21,357	19,018	40,100	37,192
Income before income taxes	7,287	4,392	10,432	7,945
Income tax expense	1,695	1,066	2,441	1,943
Net income	$5,592	$3,326	$7,991	$6,002
Basic earnings per common share	$0.50	$0.30	$0.71	$0.54
Diluted earnings per common share	$0.49	$0.30	$0.70	$0.54
Basic weighted average shares outstanding	11,228	11,096	11,215	11,092
Diluted weighted average shares outstanding	11,392	11,150	11,415	11,178
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income:	$5,592	$3,326	$7,991	$6,002

Net change in unrealized gains (losses) on investment securities available for sale:
Change in fair value of investment securities, net of tax of $20, $53, $224, and $(31), respectively	72	206	768	(106)
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $7, $7, $14, and $14, respectively	22	22	44	44
Unrealized investment gains (losses), net of tax effect of $27, $60, $239, and $(17), respectively	$94	$228	$812	$(62)
Net change in unrealized (losses) gains on interest rate swaps used in cash flow hedges, net of tax effect of $8, $43, $(181), and $260, respectively	8	133	(181)	896
Total other comprehensive income	$102	$361	$631	$834
Total comprehensive income	$5,694	$3,687	$8,622	$6,836
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended June 30, 2025
Balance at April 1, 2025	$13,288	$82,026	$(26,079)	$(1,006)	$112,952	$(7,613)	$173,568
Net income	—	—	—	—	5,592	—	5,592
Other comprehensive income	—	—	—	—	—	102	102
Dividends declared ($0.125 per share)	—	—	—	—	(1,412)	—	(1,412)
Common stock issued through share-based awards and exercises	12	102	—	—	—	—	114
Stock based compensation expense	—	56	—	—	—	—	56
Balance at June 30, 2025	$13,300	$82,184	$(26,079)	$(1,006)	$117,132	$(7,511)	$178,020

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Six Months Ended June 30, 2025
Balance at January 1, 2025	$13,243	$81,545	$(26,079)	$(1,006)	$111,961	$(8,142)	$171,522
Net income	—	—	—	—	7,991	—	7,991
Other comprehensive income	—	—	—	—	—	631	631
Dividends declared ($0.250 per share)	—	—	—	—	(2,820)	—	(2,820)
Common stock issued through share-based awards and exercises	57	465	—	—	—	—	522
Stock based compensation expense	—	174	—	—	—	—	174
Balance at June 30, 2025	$13,300	$82,184	$(26,079)	$(1,006)	$117,132	$(7,511)	$178,020

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended June 30, 2024
Balance at April 1, 2024	$13,189	$80,487	$(26,079)	$(1,204)	$102,492	$(8,949)	$159,936
Net income	—	—	—	—	3,326	—	3,326
Other comprehensive income	—	—	—	—	—	361	361
Dividends declared ($0.125 per share)	—	—	—	—	(1,398)	—	(1,398)
Common stock issued through share-based awards and exercises	5	41	—	—	—	—	46
Stock based compensation expense	—	111	—	—	—	—	111
Balance at June 30, 2024	$13,194	$80,639	$(26,079)	$(1,204)	$104,420	$(8,588)	$162,382

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Six Months Ended June 30, 2024
Balance at January 1, 2024	$13,186	$80,325	$(26,079)	$(1,204)	$101,216	$(9,422)	$158,022
Net income	—	—	—	—	6,002	—	6,002
Other comprehensive income	—	—	—	—	—	834	834
Dividends declared ($0.250 per share)	—	—	—	—	(2,798)	—	(2,798)
Common stock issued through share-based awards and exercises	8	61	—	—	—	—	69
Stock based compensation expense	—	253	—	—	—	—	253
Balance at June 30, 2024	$13,194	$80,639	$(26,079)	$(1,204)	$104,420	$(8,588)	$162,382
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Net income	$7,991	$6,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment premiums and discounts and change in fair value of equity securities	1,091	1,009
Depreciation and amortization (accretion), net	(23)	1,808
Provision for credit losses	9,015	5,546
Amortization of issuance costs on subordinated debt	62	61
Stock based compensation	174	253
Net change in fair value of derivative instruments	(47)	(278)
Net change in fair value of loans held for sale	(273)	31
Net change in fair value of loans held for investment	(360)	199
Amortization and net impairment of servicing rights	637	369
Net gain on sale of MSRs	(415)	—
Gain on sale of OREO	(15)	—
SBA loan income	(2,736)	(1,771)
Proceeds from sale of loans	371,239	341,743
Loans originated for sale	(373,476)	(362,144)
Mortgage banking income	(9,155)	(9,054)
Increase in accrued interest receivable	(376)	(648)
Decrease (increase) in other assets	4,829	(703)
Earnings from investment in bank owned life insurance	(462)	(422)
(Increase) decrease in deferred income tax	(854)	35
Increase (decrease) in accrued interest payable	199	(2,615)
Decrease in other liabilities	(973)	(336)
Net cash provided by (used in) operating activities	6,072	(20,915)

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	6,832	6,989
Purchases	(20,443)	(21,087)
Activity in held-to-maturity securities:
Maturities, repayments and calls	999	555
Proceeds from sale of OREO	15	—
Proceeds from sale of MSRs	502	—
Increase in restricted stock	(1,409)	(1,972)
Net increase in loans	(86,155)	(95,854)
Purchases of premises and equipment	(890)	(1,964)
Net cash used in investing activities	(100,549)	(113,333)

Cash flows from financing activities:
Net increase in deposits	105,006	91,974
Increase in short-term borrowings	14,494	1,770
Increase in long-term debt	—	10,594
Repayment of subordinated debt	(13)	—
Dividends paid	(2,820)	(2,798)
Share based awards and exercises	522	69
Net cash provided by financing activities	117,189	101,609

Net change in cash and cash equivalents	22,712	(32,639)
Cash and cash equivalents at beginning of period	27,462	56,697
Cash and cash equivalents at end of period	$50,174	$24,058

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39,245	$44,840
Income taxes	3,969	707
Net loans sold, not settled	2,980	—
Non-cash transfers from loans receivable to OREO	719	—
Non-cash transfers from loans receivable to repossessed assets	2,429	—
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
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any other period.

Pronouncements Adopted/Effective during the six months ended June 30, 2025:

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

Pronouncements Not Yet Effective as of June 30, 2025:

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

FASB ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”
The amendments in this update address investor requests for more transparency about income tax information through improvements to annual income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for our annual reporting period ended December 31, 2025 and are to be applied on a prospective basis. Early adoption is permitted. The Corporation is currently evaluating the impact on its annual disclosures.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Numerator for earnings per share:
Net income available to common stockholders	$5,592	$3,326	$7,991	$6,002

Denominators for earnings per share:
Weighted average shares outstanding	11,352	11,247	11,342	11,246
Average unearned ESOP shares	(124)	(151)	(127)	(154)
Basic weighted averages shares outstanding	11,228	11,096	11,215	11,092
Dilutive effects of assumed exercises of stock options	164	54	200	86
Diluted weighted averages shares outstanding	11,392	11,150	11,415	11,178

Basic earnings per share	$0.50	$0.30	$0.71	$0.54
Diluted earnings per share	$0.49	$0.30	$0.70	$0.54
Antidilutive shares excluded from computation of average dilutive earnings per share	534	587	357	587

(3)    Securities
The following tables presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	June 30, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$28,223	$43	$(324)	$—	$27,942	16
U.S. government agency MBS	23,741	180	(314)	—	23,607	10
U.S. government agency CMO	54,166	209	(1,874)	—	52,501	39
State and municipal securities	43,659	82	(4,930)	—	38,811	32
U.S. Treasuries	17,039	—	(1,107)	—	15,932	16
Non-U.S. government agency CMO	10,621	34	(285)	—	10,370	9
Corporate bonds	18,921	430	(612)	—	18,739	13
Total securities available-for-sale	$196,370	$978	$(9,446)	$—	$187,902	135

(dollars in thousands)	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$32,642	$2	$(3,464)	$—	$29,180	20
Total securities held-to-maturity	$32,642	$2	$(3,464)	$—	$29,180	20

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$29,931	$73	$(160)	$—	$29,844	12
U.S. government agency MBS	21,392	96	(617)	—	20,871	14
U.S. government agency CMO	48,051	23	(2,461)	—	45,613	42
State and municipal securities	40,854	1	(4,159)	—	36,696	31
U.S. Treasuries	17,039	—	(1,589)	—	15,450	16
Non-U.S. government agency CMO	12,082	59	(412)	—	11,729	9
Corporate bonds	14,415	448	(762)	—	14,101	15
Total securities available-for-sale	$183,764	$700	$(10,160)	$—	$174,304	139

(dollars in thousands)	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$33,771	$7	$(3,286)	$—	$30,492	19
Total securities held-to-maturity	$33,771	$7	$(3,286)	$—	$30,492	19
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at June 30, 2025, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities warranted an ACL.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	June 30, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$15,525	$(180)	$6,379	$(144)	$21,904	$(324)
U.S. government agency MBS	3,439	(29)	7,232	(285)	10,671	(314)
U.S. government agency CMO	20,014	(261)	17,473	(1,613)	37,487	(1,874)
State and municipal securities	1,189	(14)	34,070	(4,916)	35,259	(4,930)
U.S. Treasuries	—	—	15,932	(1,107)	15,932	(1,107)
Non-U.S. government agency CMO	1,293	(52)	4,943	(233)	6,236	(285)
Corporate bonds	928	(4)	6,842	(608)	7,770	(612)
Total securities available-for-sale	$42,388	$(540)	$92,871	$(8,906)	$135,259	$(9,446)

	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$4,026	$(219)	$23,996	$(3,245)	$28,022	$(3,464)
Total securities held-to-maturity	$4,026	$(219)	$23,996	$(3,245)	$28,022	$(3,464)

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$12,708	$(56)	$3,568	$(104)	$16,276	$(160)
U.S. government agency MBS	5,773	(183)	9,050	(434)	14,823	(617)
U.S. government agency CMO	22,351	(506)	18,876	(1,955)	41,227	(2,461)
State and municipal securities	—	—	35,199	(4,159)	35,199	(4,159)
U.S. Treasuries	—	—	15,450	(1,589)	15,450	(1,589)
Non-U.S. government agency CMO	1,403	(12)	5,204	(400)	6,607	(412)
Corporate bonds	1,688	(41)	7,479	(721)	9,167	(762)
Total securities available-for-sale	$43,923	$(798)	$94,826	$(9,362)	$138,749	$(10,160)

	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,048	$(15)	$27,271	$(3,271)	$28,319	$(3,286)
Total securities held-to-maturity	$1,048	$(15)	$27,271	$(3,271)	$28,319	$(3,286)
As of June 30, 2025, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2025
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	21,626	20,329	1,000	1,002
Due after five years through ten years	23,963	23,527	7,726	6,733
Due after ten years	62,253	57,568	23,916	21,445
Subtotal	107,842	101,424	32,642	29,180
Mortgage-related securities	88,528	86,478	—	—
Total	$196,370	$187,902	$32,642	$29,180
There were no sales of investment securities available for sale for the three and six months ended June 30, 2025 or June 30, 2024.

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
For the three and six months ended June 30, 2025 and 2024, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.
Pledged Securities
As of June 30, 2025 and December 31, 2024, securities having a carrying value of $68.4 million and $43.3 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	June 30, 2025	December 31, 2024
Real estate loans:
Commercial mortgage	$855,465	$823,976
Home equity lines and loans	99,963	90,721
Residential mortgage	256,943	252,565
Construction	285,231	259,553
Total real estate loans	1,497,602	1,426,815
Commercial and industrial	404,011	367,366
Small business loans	144,655	155,775
Consumer	344	349
Leases, net	57,822	75,987
Total loans and other finance receivables	$2,104,434	$2,026,292

Balances included in loans and other finance receivables, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$14,541	$14,501
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,612	16,543
Unearned lease income included in leases, net	(6,213)	(9,057)
Unamortized deferred loan origination costs, net of deferred fees	3,816	4,145
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
Nonaccrual and Past Due Loans and Other Finance Receivables
The following tables present an aging of the Corporation’s loans and other finance receivables at the dates indicated:

	June 30, 2025
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total accruing	Nonaccrual	Total loans and other finance receivables	% Delinquent
Commercial mortgage	$387	$—	$387	$853,798	$854,185	$1,280	$855,465	0.19%
Home equity lines and loans	713	167	880	97,439	98,319	1,644	99,963	2.52
Residential mortgage (1)	—	392	392	247,086	247,478	9,465	256,943	3.84
Construction	—	—	—	276,249	276,249	8,982	285,231	3.15
Commercial and industrial	—	—	—	396,781	396,781	7,230	404,011	1.79
Small business loans (2)	742	—	742	124,502	125,244	19,411	144,655	13.93
Consumer	—	—	—	344	344	—	344	—
Leases, net	347	423	770	54,530	55,300	2,522	57,822	5.69%
Total	$2,189	$982	$3,171	$2,050,729	$2,053,900	$50,534	$2,104,434	2.55%

(1) Includes $14.5 million of loans at fair value of which $14.0 million are current, $0 are 30-89 days past due and $503 thousand are nonaccrual.
(2) Includes $10.0 million of loans within nonaccrual category that are guaranteed by the SBA.

	December 31, 2024
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total accruing	Nonaccrual	Total loans and other finance receivables	% Delinquent
Commercial mortgage	$1,290	$—	$1,290	$821,877	$823,167	$809	$823,976	0.25%
Home equity lines and loans	176	154	330	88,675	89,005	1,716	90,721	2.26
Residential mortgage (1)	3,259	—	3,259	241,406	244,665	7,900	252,565	4.42
Construction	1,000	—	1,000	249,940	250,940	8,613	259,553	3.70
Commercial and industrial	—	—	—	355,400	355,400	11,966	367,366	3.26
Small business loans (2)	1,351	—	1,351	142,154	143,505	12,270	155,775	8.74
Consumer	—	—	—	349	349	—	349	—
Leases, net	1,046	457	1,503	72,633	74,136	1,851	75,987	4.41
Total	$8,122	$611	$8,733	$1,972,434	$1,981,167	$45,125	$2,026,292	2.66%

(1) Includes $14.5 million of loans at fair value of which $13.7 million are current, $473 thousand are 30-89 days past due and $340 thousand are nonaccrual.
(2) Includes $6.2 million of loans within nonaccrual category that are guaranteed by the SBA.

There were no loans or other finance receivables in the table above as of June 30, 2025, and no loans or other finance receivables as of December 31, 2024, that were 90+days past due and still accruing interest.
Foreclosed and Repossessed Assets
At June 30, 2025 and December 31, 2024, there were 7 and 4 consumer mortgage loans, respectively, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $1.7 million and $1.3 million, respectively, for which formal foreclosure proceedings were in process.
During the three and six months ended June 30, 2025 the Corporation foreclosed on a commercial real estate property in partial satisfaction of a non-performing commercial loan relationship and repossessed a billboard asset from a separate commercial loan relationship. These assets were reclassified into OREO and other repossessed assets, respectively, on the balance sheet at June 30, 2025. The repossessed billboard was transferred into other repossessed assets with a value of $2.4 million, after consideration of estimated costs to sell, while the foreclosed real estate was transferred into OREO with a value of $719 thousand, after consideration of estimated costs to sell.
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
Past Due and Nonaccrual Status
The following tables presents the amortized costs basis of loans and other finance receivables on nonaccrual status and 90 days or more past due and still accruing, net of fees and costs as of June 30, 2025 and December 31, 2024. As of these dates here were no loans or other finance receivables 90 days or more past due and still accruing.

	June 30, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual
Commercial mortgage	$1,280	$—	$1,280	$809	$—	$809
Home equity lines and loans	1,644	—	1,644	1,716	—	1,716
Residential mortgage	8,617	848	9,465	7,518	382	7,900
Construction	3,479	5,503	8,982	8,613	—	8,613
Commercial and industrial	5,882	1,348	7,230	9,166	2,800	11,966
Small business loans	16,040	3,371	19,411	8,179	4,091	12,270
Leases, net	—	2,522	2,522	—	1,851	1,851
Total	$36,942	$13,592	$50,534	$36,001	$9,124	$45,125
The decrease in commercial and industrial nonaccrual loans with ACL relates to the repossession of a billboard on a protracted commercial advertising loan relationship, combined with the foreclosure of a piece of real estate on another commercial loan, while the increase in nonaccrual SBA loans without ACL relates to additional risk rating downgrades leading to non-performing classification in the SBA loan portfolio.

Collateral-dependent Loans
The following tables presents the amortized cost basis of non-accruing collateral-dependent loans and other finance receivables by class as of June 30, 2025 and December 31, 2024 under the current expected credit loss model:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Real estate	Equipment and other	Total	Real estate	Equipment and other	Total
Commercial mortgage	$1,280	$—	$1,280	$809	$—	$809
Home equity lines and loans	1,644	—	1,644	1,716	—	1,716
Residential mortgage	9,465	—	9,465	7,900	—	7,900
Construction	8,982	—	8,982	8,613	—	8,613
Commercial and industrial	1,526	5,704	7,230	1,344	10,622	11,966
Small business loans	17,136	2,275	19,411	10,164	2,106	12,270
Total	$40,033	$7,979	$48,012	$30,546	$12,728	$43,274
(5)    Allowance for Credit Losses
The ACL is maintained at a level considered adequate to provide for estimated expected credit losses within the loan and other finance receivables portfolio over the contractual life of an instrument that considers our historical loss experience, current conditions and forecasts of future economic conditions as of the balance sheet date. Management’s periodic evaluation of the adequacy of the ACL is based on known and inherent risks in the portfolio, adverse situations that may affect the customer’s ability to repay, the estimated value of any underlying collateral, composition of the portfolio, current economic conditions and other relevant factors. This evaluation is subjective as it requires material estimates that may be susceptible to significant revisions as more information becomes available.

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three and six months ended June 30, 2025 and June 30, 2024 under the CECL model in accordance with ASC 326:

	Three Months Ended June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,382	$—	$—	$29	$3,411
Home equity lines and loans	1,165	—	1	98	1,264
Residential mortgage	1,027	—	2	68	1,097
Construction	1,641	—	—	(60)	1,581
Commercial and industrial	2,765	(858)	11	1,735	3,653
Small business loans	8,611	(2,152)	3	1,375	7,837
Consumer	—	(7)	1	6	—
Leases	2,236	(972)	362	382	2,008
Total	$20,827	$(3,989)	$380	$3,633	$20,851

	Six Months Ended June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,469	$—	$—	$(58)	$3,411
Home equity lines and loans	1,147	—	3	114	1,264
Residential mortgage	1,021	—	2	74	1,097
Construction	923	(738)	—	1,396	1,581
Commercial and industrial	3,098	(2,288)	28	2,815	3,653
Small business loans	6,304	(2,429)	32	3,930	7,837
Consumer	—	(7)	2	5	—
Leases	2,476	(1,525)	488	569	2,008
Total	$18,438	$(6,987)	$555	$8,845	$20,851

	Three Months Ended June 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,179	$—	$—	$(503)	$3,676
Home equity lines and loans	958	(86)	26	216	1,114
Residential mortgage	1,177	—	—	(118)	1,059
Construction	583	—	—	8	591
Commercial and industrial	5,083	(1,620)	—	1,348	4,811
Small business loans	7,805	(1,392)	64	1,021	7,498
Consumer	1	—	1	(2)	—
Leases	3,385	(1,254)	147	676	2,954
Total	$23,171	$(4,352)	$238	$2,646	$21,703

	Six Months Ended June 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,375	$—	$—	$(699)	$3,676
Home equity lines and loans	998	(86)	27	175	1,114
Residential mortgage	1,020	—	—	39	1,059
Construction	485	—	—	106	591
Commercial and industrial	4,518	(1,828)	2	2,119	4,811
Small business loans	7,005	(1,479)	67	1,905	7,498
Consumer	—	(1)	2	(1)	—
Leases	3,706	(3,402)	273	2,377	2,954
Total	$22,107	$(6,796)	$371	$6,021	$21,703

Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for credit losses - funded loans	$3,633	$2,646	$8,845	$6,021
Provision (recovery) for credit losses - unfunded loans	170	34	170	(475)
Total provision for credit losses	$3,803	$2,680	$9,015	$5,546

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and other finance receivables by portfolio segment based on the methodology used to evaluate the loans and other finance receivables at the dates indicated:

	June 30, 2025
	Allowance for credit losses			Carrying value
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,411	$3,411	$1,280	$854,185	$855,465
Home equity lines and loans	—	1,264	1,264	1,644	98,319	99,963
Residential mortgage	85	1,012	1,097	8,962	233,440	242,402
Construction	402	1,179	1,581	8,982	276,249	285,231
Commercial and industrial	719	2,934	3,653	7,230	396,781	404,011
Small business loans	2,054	5,783	7,837	19,411	125,244	144,655
Consumer	—	—	—	—	344	344
Leases, net	—	2,008	2,008	—	57,822	57,822
Total	$3,260	$17,591	$20,851	$47,509	$2,042,384	$2,089,893

(1) Excludes deferred fees and loans carried at fair value.

	December 31, 2024
	Allowance for credit losses			Carrying value
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,469	$3,469	$809	$823,167	$823,976
Home equity lines and loans	—	1,147	1,147	1,716	89,005	90,721
Residential mortgage	29	992	1,021	7,560	230,504	238,064
Construction	—	923	923	8,613	250,940	259,553
Commercial and industrial	855	2,243	3,098	11,966	355,400	367,366
Small business loans	1,808	4,496	6,304	12,270	143,505	155,775
Consumer	—	—	—	—	349	349
Leases, net	—	2,476	2,476	—	75,987	75,987
Total	$2,692	$15,746	$18,438	$42,934	$1,968,857	$2,011,791

(1) Excludes deferred fees and loans carried at fair value.

Credit Quality Indicators
As part of the process of determining the ACL to the different segments of the loan and other finance receivables portfolio, Management considers certain credit quality indicators. For the commercial mortgage, construction and commercial and industrial loan segments, periodic reviews of the individual loans are performed by Management. The results of these reviews are reflected in the risk grade assigned. These internally assigned grades are as follows:
•Pass – Considered to be satisfactory with no indications of deterioration.
•Special mention – Classified as special mention have a potential weakness that deserves Management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or of the institution’s credit position at some future date.
•Substandard – Classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
•Doubtful – Classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loan balances classified as doubtful have been reduced by partial charge-offs and are carried at their net realizable values.

The following tables detail the carrying value of loans and other finance receivables by portfolio segment based on year of origination and the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	June 30, 2025						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Commercial mortgage
Pass/Watch	$59,205	$118,611	$103,625	$156,475	$139,673	$252,071	$186	$—	$829,846
Special Mention	—	—	3,439	12,377	—	1,186	—	—	17,002
Substandard	—	—	200	1,310	—	7,107	—	—	8,617
Total	$59,205	$118,611	$107,264	$170,162	$139,673	$260,364	$186	$—	$855,465
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$34,189	$123,269	$40,863	$25,350	$3,613	$10,621	$—	$26,894	$264,799
Special Mention	—	211	1,185	—	—	—	—	—	1,396
Substandard	—	—	—	10,365	2,599	3,101	—	2,971	19,036
Total	$34,189	$123,480	$42,048	$35,715	$6,212	$13,722	$—	$29,865	$285,231
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$(738)	$(738)

Commercial and industrial
Pass/Watch	$48,249	$71,417	$18,967	$16,009	$10,326	$25,265	$—	$184,661	$374,894
Special Mention	—	—	850	2,690	4,019	—	—	1,719	9,278
Substandard	—	—	—	—	1,348	9,513	—	8,978	19,839
Total	$48,249	$71,417	$19,817	$18,699	$15,693	$34,778	$—	$195,358	$404,011
Year-to-date gross charge-offs	$—	$(758)	$(160)	$(23)	$(264)	$—	$—	$(1,083)	$(2,288)

Small business loans
Pass/Watch	$25,788	$21,940	$20,307	$17,966	$13,197	$10,033	$—	$10,717	$119,948
Special Mention	—	915	786	—	—	56	—	—	1,757
Substandard	—	1,641	2,089	774	10,055	4,533	—	3,858	22,950
Total	$25,788	$24,496	$23,182	$18,740	$23,252	$14,622	$—	$14,575	$144,655
Year-to-date gross charge-offs	$—	$—	$(241)	$(233)	$(692)	$(907)	$—	$(356)	$(2,429)

Total by risk rating
Pass/Watch	$167,431	$335,237	$183,762	$215,800	$166,809	$297,990	$186	$222,272	$1,589,487
Special Mention	—	1,126	6,260	15,067	4,019	1,242	—	1,719	29,433
Substandard	—	1,641	2,289	12,449	14,002	24,254	—	15,807	70,442
Total	$167,431	$338,004	$192,311	$243,316	$184,830	$323,486	$186	$239,798	$1,689,362
Total year-to-date gross charge-offs	$—	$(758)	$(401)	$(256)	$(956)	$(907)	$—	$(2,177)	$(5,455)

	December 31, 2024						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Commercial mortgage
Pass/Watch	$118,289	$99,971	$162,831	$140,046	$92,705	$184,157	$511	$189	$798,699
Special Mention	—	3,471	11,258	972	47	767	667	—	17,182
Substandard	—	200	30	—	4,681	3,184	—	—	8,095
Total	$118,289	$103,642	$174,119	$141,018	$97,433	$188,108	$1,178	$189	$823,976
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$89,417	$61,040	$38,315	$10,935	$7,015	$4,229	$123	$34,613	$245,687
Special Mention	160	1,185	2,948	—	—	—	—	—	4,293
Substandard	—	—	1,277	1,605	516	2,608	—	3,567	9,573
Total	$89,577	$62,225	$42,540	$12,540	$7,531	$6,837	$123	$38,180	$259,553
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$81,352	$23,658	$16,844	$15,634	$8,499	$23,220	$—	$162,980	$332,187
Special Mention	—	850	2,599	438	—	—	—	2,455	6,342
Substandard	—	115	3,813	2,365	—	9,978	—	12,566	28,837
Total	$81,352	$24,623	$23,256	$18,437	$8,499	$33,198	$—	$178,001	$367,366
Year-to-date gross charge-offs	$(351)	$(1,136)	$(41)	$—	$—	$(1,324)	$—	$(3,515)	$(6,367)

Small business loans
Pass/Watch	$35,720	$23,714	$24,446	$22,800	$6,699	$6,226	$—	$13,818	$133,423
Special Mention	—	425	507	2,335	1,332	—	—	—	4,599
Substandard	—	1,804	1,294	8,481	4,085	—	—	2,089	17,753
Total	$35,720	$25,943	$26,247	$33,616	$12,116	$6,226	$—	$15,907	$155,775
Year-to-date gross charge-offs	$—	$(118)	$(1,986)	$(1,064)	$(352)	$—	$—	$(780)	$(4,300)

Total by risk rating
Pass/Watch	$324,778	$208,383	$242,436	$189,415	$114,918	$217,832	$634	$211,600	$1,509,996
Special Mention	160	5,931	17,312	3,745	1,379	767	667	2,455	32,416
Substandard	—	2,119	6,414	12,451	9,282	15,770	—	18,222	64,258
Total	$324,938	$216,433	$266,162	$205,611	$125,579	$234,369	$1,301	$232,277	$1,606,670
Total year-to-date gross charge-offs	$(351)	$(1,254)	$(2,027)	$(1,064)	$(352)	$(1,324)	$—	$(4,295)	$(10,667)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2025 and December 31, 2024.

In addition to credit quality indicators as shown in the above tables, allowance allocations for home equity lines and loans, residential mortgages, consumer loans and leases are also applied based on their year of origination and performance status at the dates indicated:

	June 30, 2025						Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Home equity lines and loans
Performing	$736	$702	$251	$611	$209	$3,473	$92,337	$98,319
Nonperforming	—	—	—	—	91	342	1,211	1,644
Total	$736	$702	$251	$611	$300	$3,815	$93,548	$99,963
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$14,612	$12,558	$39,200	$136,417	$16,421	$14,232	$—	$233,440
Nonperforming	—	128	461	3,276	746	4,351	—	8,962
Total	$14,612	$12,686	$39,661	$139,693	$17,167	$18,583	$—	$242,402
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$11	$13	$27	$17	$—	$232	$44	$344
Nonperforming	—	—	—	—	—	—	—	—
Total	$11	$13	$27	$17	$—	$232	$44	$344
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(7)	$(7)

Leases, net
Performing	$1,461	$372	$13,022	$27,001	$11,361	$2,083	$—	$55,300
Nonperforming	—	—	428	1,445	573	76	—	2,522
Total	$1,461	$372	$13,450	$28,446	$11,934	$2,159	$—	$57,822
Year-to-date gross charge-offs	$—	$—	$(43)	$(845)	$(606)	$(31)	$—	$(1,525)

Total by Payment Performance
Performing	$16,820	$13,645	$52,500	$164,046	$27,991	$20,020	$92,381	$387,403
Nonperforming	—	128	889	4,721	1,410	4,769	1,211	13,128
Total	$16,820	$13,773	$53,389	$168,767	$29,401	$24,789	$93,592	$400,531
Total year-to-date gross charge-offs	$—	$—	$(43)	$(845)	$(606)	$(31)	$(7)	$(1,532)
(1) Excludes $14.5 million of loans at fair value.

	December 31, 2024						Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Home equity lines and loans
Performing	$705	$332	$620	$211	$328	$3,313	$83,016	$88,525
Nonperforming	—	—	—	91	—	342	1,763	2,196
Total	$705	$332	$620	$302	$328	$3,655	$84,779	$90,721
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(86)	$(86)

Residential mortgage (1)
Performing	$13,878	$43,860	$140,953	$16,761	$6,808	$8,245	$—	$230,505
Nonperforming	129	253	2,323	752	357	3,745	—	7,559
Total	$14,007	$44,113	$143,276	$17,513	$7,165	$11,990	$—	$238,064
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$14	$32	$22	$—	$—	$241	$40	$349
Nonperforming	—	—	—	—	—	—	—	—
Total	$14	$32	$22	$—	$—	$241	$40	$349
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(5)	$(5)

Leases, net
Performing	$741	$15,594	$36,229	$17,253	$4,326	$—	$—	$74,143
Nonperforming	—	298	945	493	108	—	—	1,844
Total	$741	$15,892	$37,174	$17,746	$4,434	$—	$—	$75,987
Year-to-date gross charge-offs	$—	$(968)	$(3,606)	$(1,077)	$(265)	$—	$—	$(5,916)

Total by Payment Performance
Performing	$15,338	$59,818	$177,824	$34,225	$11,462	$11,799	$83,056	$393,522
Nonperforming	129	551	3,268	1,336	465	4,087	1,763	11,599
Total	$15,467	$60,369	$181,092	$35,561	$11,927	$15,886	$84,819	$405,121
Total year-to-date gross charge-offs	$—	$(968)	$(3,606)	$(1,077)	$(265)	$—	$(91)	$(6,007)
(1) Excludes $14.5 million of fair value loans.

Modifications to Borrowers Experiencing Financial Difficulty
An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL on loans and other finance receivables, a change to the allowance for credit losses is generally not recorded upon modification. However, when principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.
The following presents, by class, information regarding accruing and nonaccrual modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	1	$461	0.3%	$—	—	$—	—%	$—
Construction	2	9,096	3.2%	—	—	—	—%	—
Commercial & industrial	2	850	0.2%	—	3	1,402	0.4%	—
Total	5	$10,407		$—	3	$1,402		$—
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	—	$—	—%	$—	1	$1,195	0.8%	$15
Commercial & industrial	—	—	—%	—	4	1,605	0.5%	—
Leases	18	845	1.5%	—	—	—	—%	—
Residential mortgage	2	911	0.4%	—	—	—	—%	—
Total	20	$1,756		$—	5	$2,800		$15

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	4	$2,409	1.7%	$—	1	$165	0.1%	$—
Construction	4	10,492	3.7%	—	—	—	—%	—
Commercial mortgage	1	959	0.1%	—	—	—	—%	—
Commercial & industrial	3	1,927	0.5%	—	5	2,592	0.7%	—
Total	12	$15,787		$—	6	$2,757		$—
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	1	$551	0.4%	$434	1	$1,195	0.8%	$15
Construction	1	2,971	1.0%	402	—	—	—%	—
Commercial & industrial	—	—	—%	—	4	1,605	0.5%	—
Leases	18	845	1.5%	—	—	—	—%	—
Residential mortgage	2	911	0.4%	—	—	—	—%	—
Total	22	$5,278		$836	5	$2,800		$15

The following presents, by class, information regarding accruing and nonaccrual modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Number	Financial Effect	Number	Financial Effect

Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	1	Extend maturity date	—
Construction	2	Extend maturity date	—
Commercial & industrial	2	Extend maturity date	3	Extend maturity date and payment concession
Total	5		3
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	—		1	Extend maturity date and allow additional lender funding
Commercial & industrial	—		4	Extend maturity date
Leases	18	Extend maturity date	—
Residential mortgage	2	Extend maturity date	—
Total	20		5

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Number	Financial Effect	Number	Financial Effect

Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	4	Extend maturity date	1	Extend maturity date
Construction	4	Extend maturity date	—
Commercial mortgage	1	Extend maturity date and allow additional lender funding	—
Commercial & industrial	3	Extend maturity date	5	Extend maturity date and allow additional lender funding
Total	12		6
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	1	Extend maturity date	1	Extend maturity date
Construction	1	Extend maturity date	—
Commercial & industrial	—		4	Extend maturity date and allow additional lender funding
Leases	18	Extend maturity date	—
Residential mortgage	2	Extend maturity date	—
Total	22		5

There were 25 and 8 modifications granted to borrowers experiencing financial difficulty during the three months ended June 30, 2025 and June 30, 2024, respectively. There were 34 and 11 modifications granted to borrowers experiencing financial difficulty for the six months ended June 30, 2025 and June 30, 2024, respectively.

The increase period over period in assistance provided to borrowers experiencing financial difficulty continues to be seen in small business loans, leases, and residential loans and to a lesser degree construction and commercial mortgage loans. The primary factor for the financial difficulty generally comes from higher interest rates (small business loans) or higher rates for longer periods (which for construction, caused the borrower to go through their interest reserve quicker).

There were zero loans that had payment defaults during the six months ended June 30, 2025, respectively, and zero during the six months ended June 30, 2024, that were modified in the 12 months before default to borrowers experiencing financial difficulty. There were $2.3 million in commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the six months ended June 30, 2025 and no commitments to lend additional funds to such borrowers during the six months ended June 30, 2024.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of June 30, 2025 and 2024.

	June 30, 2025
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Small business loans	$2,409	$—	$—	$—	$551	$2,960
Construction	10,492	—	—	—	2,971	13,463
Commercial mortgage	959	—	—	—	—	959
Commercial & industrial	1,927	—	—	—	—	1,927
Leases	—	—	—	—	845	845
Residential mortgage	—	—	—	—	911	911
Total	$15,787	$—	$—	$—	$5,278	$21,065

	June 30, 2024
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Small business loans	$165	$—	$—	$—	$1,195	$1,360
Commercial & industrial	2,592	—	—	—	1,605	4,197
Total	$2,757	$—	$—	$—	$2,800	$5,557

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has 4 unsecured borrowing facilities with correspondent banks for up to $56 million in total. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 and $0 in Federal funds purchased at June 30, 2025 and December 31, 2024. The Corporation also has a facility with the Federal Reserve Bank discount window of $5 million. This facility is fully secured by investment securities and pledged loans. There were no borrowings under this at June 30, 2025 and December 31, 2024. The Holding Company has a revolving line of credit with ACBB of $5 million that is used to fund operating activities of the Corporation.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	June 30, 2025	December 31, 2024
FHLB Open Repo Plus Weekly	6/15/2026	4.71%	$89,999	$75,205
ACBB Holding Company Revolving LOC	7/25/2025	7.75%	4,700	5,000
FHLB Mid-term Repo Fixed	10/14/2025	5.16%	9,492	9,492
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	8,935	8,935
Total Short-Term Borrowings			$113,126	$98,632

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	June 30, 2025	December 31, 2024
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	$10,594	$10,594
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	15,245
Total Long-Term Borrowings			$25,839	$25,839

The FHLB has also issued $187.5 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2025.

The Corporation has a maximum borrowing capacity with the FHLB of $710.4 million as of June 30, 2025 and $699.3 million as of December 31, 2024. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $9 million and $122 million of residential mortgage loans as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Corporation recognized servicing fee income of $50 thousand and $124 thousand, compared to $578 thousand and $1.2 million, during the three and six months ended June 30, 2024.
Changes in the MSR balance are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of the period	$1,079	$8,314	$1,124	$8,622
Servicing rights capitalized	8	22	8	32
Amortization of servicing rights	(37)	(310)	(82)	(628)
Sale of servicing assets	(979)	—	(979)	—
Balance at end of the period	$71	$8,026	$71	$8,026

The decrease in MSR balance in the table above from June 30, 2024 to June 30, 2025 was the result of the Corporation's sale of residential mortgage loan servicing rights during the fourth quarter of 2024, as well as during the first six months of 2025. During the fourth quarter of 2024 the Corporation sold approximately $6.6 million of residential mortgage loan servicing rights associated with $777.2 million of serviced loans. During the six months ended June 30, 2025 the Corporation sold approximately $979 thousand of residential mortgage loan servicing rights associated with $110.2 million of serviced loans.
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2025, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.03% and a discount rate equal to 9.50%. At December 31, 2024, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 10.97% and a discount rate equal to 9.50%.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2025	December 31, 2024
Fair value of residential mortgage servicing rights	$98	$1,494

Weighted average life (months)	47	43

Prepayment speed	9.03%	10.97%
Impact on fair value:
10% adverse change	$(4)	$(63)
20% adverse change	(8)	(121)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(4)	$(53)
20% adverse change	(7)	(102)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $281.2 million and $246.7 million of SBA loans, as of June 30, 2025 and December 31, 2024, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of the period	$3,205	$3,259	$3,258	$3,127
Servicing rights capitalized	657	256	885	453
Amortization of servicing rights	(280)	(219)	(590)	(460)
Change in valuation allowance	5	19	34	195
Balance at end of the period	$3,587	$3,315	$3,587	$3,315
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Valuation allowance, beginning of period	$(45)	$(92)	$(74)	$(268)
Recovery	5	19	34	195
Valuation allowance, end of period	$(40)	$(73)	$(40)	$(73)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2025, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.28% and a discount rate equal to 13.66%. At December 31, 2024, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.18% and a discount rate equal to 13.40%.

The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2025	December 31, 2024
Fair value of SBA loan servicing rights	$4,145	$3,670

Weighted average life (years)	3.2	3.5

Prepayment speed	17.28%	17.18%
Impact on fair value:
10% adverse change	$(166)	$(166)
20% adverse change	(320)	(317)

Discount rate	13.66%	13.40%
Impact on fair value:
10% adverse change	$(81)	$(81)
20% adverse change	(159)	(159)
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

The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	June 30, 2025
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$27,942	$—	$27,942	$—
U.S. government agency MBS	23,607	—	23,607	—
U.S. government agency CMO	52,501	—	52,501	—
State and municipal securities	38,811	—	38,811	—
U.S. Treasuries	15,932	15,932	—	—
Non-U.S. government agency CMO	10,370	—	10,370
Corporate bonds	18,739	—	18,739	—
Equity investments	2,130	—	2,130	—
Mortgage loans held for sale	44,078	—	44,078	—
Mortgage loans held for investment	14,541	—	14,541	—
Interest rate lock commitments	346	—	—	346
Customer derivatives - interest rate swaps	2,190	—	2,190	—
Fair Value Hedge	7	—	7	—
Total	$251,194	$15,932	$234,916	$346

Liabilities
Interest rate lock commitments	$39	$—	$—	$39
Forward commitments	111	—	—	111
Customer derivatives - interest rate swaps	2,226	—	2,226	—
Risk Participation Agreements	14	—	14	—
Interest rate swaps	295	—	295	—
Total	$2,685	$—	$2,535	$150

	December 31, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$29,844	$—	$29,844	$—
U.S. government agency MBS	20,871	—	20,871	—
U.S. government agency CMO	45,613	—	45,613	—
State and municipal securities	36,696	—	36,696	—
U.S. Treasuries	15,450	15,450	—	—
Non-U.S. government agency CMO	11,729	—	11,729	—
Corporate bonds	14,101	—	14,101	—
Equity investments	2,086	—	2,086	—
Mortgage loans held for sale	32,413	—	32,413	—
Mortgage loans held for investment	14,501	—	14,501	—
Interest rate lock commitments	216	—	—	216
Forward commitments	30	—	30	—
Customer derivatives - interest rate swaps	2,755	—	2,755	—
Fair Value Hedge	3	—	3	—
Interest rate swaps	9	—	9	—
Total	$226,317	$15,450	$210,651	$216

Liabilities
Interest rate lock commitments	$35	$—	$—	$35
Forward commitments	2,745	—	2,745	—
Customer derivatives - interest rate swaps	91	—	91	—
Risk Participation Agreements	61	—	61	—
Total	$2,932	$—	$2,897	$35
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	June 30, 2025	December 31, 2024
Mortgage servicing rights	$71	$1,124
SBA loan servicing rights	3,587	3,258
Individually evaluated loans (1)
Commercial and industrial	629	1,944
Construction	5,101	—
Small business loans	1,317	2,284
Total	$10,705	$8,610

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. The increase in individually evaluated commercial and industrial loans noted above was due to reassessing how we evaluate the impairment on a loan relationship to now be based on the fair value of collateral.
The following table details the valuation techniques for Level 3 individually evaluated loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
June 30, 2025	$7,047	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
December 31, 2024	4,228	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
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

The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

	Fair Value Hierarchy Level	June 30, 2025		December 31, 2024
(dollars in thousands)		Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$50,174	$50,174	$27,462	$27,462
Mortgage loans held for sale	Level 2	44,078	44,078	32,413	32,413
Loans and other finance receivables, net of ACL	Level 3	2,093,709	2,041,581	2,015,936	1,967,986
Mortgage loans held for investment	Level 2	14,541	14,541	14,501	14,501
Financial liabilities:
Deposits	Level 2	$2,110,374	$2,131,800	$2,005,368	$2,014,200
Borrowings	Level 2	138,965	139,600	124,471	133,200
Subordinated debentures	Level 2	49,792	48,901	49,743	48,572
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of the period	$364	$288	$216	$214
Increase in value	(18)	163	130	237
Balance at end of the period	$346	$451	$346	$451
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
June 30, 2025	$346	Market comparable pricing	Pull through	1 - 99%	87.39%
December 31, 2024	216	Market comparable pricing	Pull through	1 - 99%	83.27%

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
In June 2023 the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments paid on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the three and six months ended June 30, 2025, approximately $8 thousand and $181 thousand, net of tax, is recorded in total comprehensive income as an unrealized gain and an unrealized loss, respectively, while for the three and six months ended June 30, 2024, approximately $133 thousand and $896 thousand, net of tax, is recorded in total comprehensive income as unrealized gains. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2025. At June 30, 2025 and

December 31, 2024, the combined notional amount of the interest rate swaps was $75 million and $75 million, respectively, and the fair value was a liability of $295 thousand and $52 thousand, respectively.
In August 2024 the Corporation entered into an interest rate swap classified as a fair value hedge with a notional amount of $40 million, to hedge the interest payments received on a pool of residential mortgage loans held in portfolio. Under the terms of the swap agreement, the Corporation pays an average fixed rate of 3.60% and receives a variable rate in return indexed to SOFR. The swap matures August 2027. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in fair value of the hedged item. For the three and six months ended June 30, 2025, approximately $5 thousand and $4 thousand, respectively, net of tax, is recorded as a fair values adjustment. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2025.

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

The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		June 30, 2025		December 31, 2024
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$52,373	$346	$35,820	$216
Negative fair values	Other liabilities	9,216	(39)	9,049	(35)
Total		$61,589	$307	$44,869	$181

Forward Commitments
Positive fair values	Other assets	$—	$—	$4,250	$30
Negative fair values	Other liabilities	13,250	(111)	500	—
Total		$13,250	$(111)	$4,750	$30

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$55,023	$2,190	$47,676	$2,755
Negative fair values	Other liabilities	55,023	(2,226)	47,676	(2,745)
Total		$110,046	$(36)	$95,352	$10

Customer Derivatives - Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	9,067	(14)	7,382	(91)
Total		$9,067	$(14)	$7,382	$(91)

Fair Value Hedge
Positive fair values	Other assets	$40,000	$7	$40,000	$3
Negative fair values	Other liabilities	—	—	—	—
Total		$40,000	$7	$40,000	$3

Interest Rate Swaps
Positive fair values	Other assets	$—	$—	$25,000	$9
Negative fair values	Other liabilities	75,000	(295)	50,000	(61)
Total		$75,000	$(295)	$75,000	$(52)

Total derivative financial instruments		$308,952	$(142)	$267,353	$81
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the net change in the fair value of derivative instruments:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Interest Rate Lock Commitments	$24	$195	$126	$202
Forward Commitments	(110)	2	(141)	43
Customer Derivatives - Interest Rate Swaps	(13)	5	(46)	26
Customer Derivatives - Risk Participation Agreements	(3)	1	108	7
Net change in the fair value of derivative instruments	$(102)	$203	$47	$278
Net realized gains on derivative hedging activities were $16 thousand and $37 thousand, for the three and six months ended June 30, 2025, and net realized losses of $63 thousand and $82 thousand, for the three and six months ended June 30, 2024, and are included in non-interest income in the consolidated statements of income.

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

	Segment Information
	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$40,723	$—	$488	$41,211	$37,891	$—	$574	$38,465
Interest expense	19,698	(63)	417	20,052	21,107	(36)	548	21,619
Net interest income	21,025	63	71	21,159	16,784	36	26	16,846
Provision for credit losses	3,803	—	—	3,803	2,680	—	—	2,680
Net interest income after provision	17,222	63	71	17,356	14,104	36	26	14,166

Non-interest Income:
Mortgage banking income	32	—	5,730	5,762	67	—	5,353	5,420
Wealth management income	—	1,492	—	1,492	—	1,444	—	1,444
SBA loan income	1,988	—	—	1,988	785	—	—	785
Gain on sale of MSRs	84	—	383	467	—	—	—	—
Net change in fair values	(15)	—	274	259	6	—	144	150
Net gain (loss) on hedging activity	—	—	16	16	—	—	(63)	(63)
Other	940	—	364	1,304	815	—	693	1,508
Non-interest income	3,029	1,492	6,767	11,288	1,673	1,444	6,127	9,244

Non-interest expense:
Salaries and employee benefits	8,343	653	4,183	13,179	6,724	537	4,176	11,437
Occupancy and equipment	727	3	307	1,037	740	30	460	1,230
Professional fees	1,019	51	94	1,164	896	9	124	1,029
Data processing and software	1,292	43	371	1,706	1,079	46	381	1,506
Advertising and promotion	1,053	99	125	1,277	790	83	116	989
Pennsylvania bank shares tax	264	5	—	269	269	5	—	274
Other	2,351	97	277	2,725	2,108	94	351	2,553
Non-interest expense	15,049	951	5,357	21,357	12,606	804	5,608	19,018
Income before income taxes	$5,202	$604	$1,481	$7,287	$3,171	$676	$545	$4,392

Total Assets	$2,440,256	$11,885	$58,797	$2,510,938	$2,248,950	$10,347	$92,287	$2,351,584

	Segment Information
	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$79,558	$—	$821	$80,379	$74,794	$—	$886	$75,680
Interest expense	38,828	(73)	689	39,444	41,418	(30)	837	42,225
Net interest income	40,730	73	132	40,935	33,376	30	49	33,455
Provision for credit losses	9,015	—	—	9,015	5,546	—	—	5,546
Net interest income after provision	31,715	73	132	31,920	27,830	30	49	27,909

Non-interest Income:
Mortgage banking income	50	—	9,105	9,155	155	—	8,899	9,054
Wealth management income	—	3,027	—	3,027	1	2,760	—	2,761
SBA loan income	2,736	—	—	2,736	1,771	—	—	1,771
Gain on sale of MSRs	32	—	383	415	—	—	—	—
Net change in fair values	62	—	618	680	34	—	14	48
Net loss on hedging activity	—	—	37	37	—	—	(82)	(82)
Other	2,062	—	500	2,562	1,589	—	2,087	3,676
Non-interest income	4,942	3,027	10,643	18,612	3,550	2,760	10,918	17,228

Non-interest expense:
Salaries and employee benefits	15,393	1,213	7,958	24,564	13,333	1,109	7,568	22,010
Occupancy and equipment	1,521	10	844	2,375	1,473	63	927	2,463
Professional fees	1,696	62	169	1,927	1,656	17	854	2,527
Data processing and software	2,357	86	742	3,185	2,311	80	647	3,038
Advertising and promotion	1,645	192	219	2,056	1,360	165	212	1,737
Pennsylvania bank shares tax	529	9	—	538	538	10	—	548
Other	4,668	196	591	5,455	3,998	192	679	4,869
Non-interest expense	27,809	1,768	10,523	40,100	24,669	1,636	10,887	37,192
Income before income taxes	$8,848	$1,332	$252	$10,432	$6,711	$1,154	$80	$7,945

Total Assets	$2,440,256	$11,885	$58,797	$2,510,938	$2,248,950	$10,347	$92,287	$2,351,584
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

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of June 30, 2025 compared to December 31, 2024 and the results of operations for the three and six months ended June 30, 2025 compared to the same periods in 2024. More detailed information related to these highlights can be found in the sections that follow.

Changes in Financial Condition - June 30, 2025 Compared to December 31, 2024
•Total assets increased $125.1 million, or 5.2%, to $2.5 billion as of June 30, 2025.
•Portfolio loans increased $78.1 million, or 3.9%, to $2.1 billion as of June 30, 2025.
•Mortgage loans held for sale increased $11.7 million, or 36.0%, to $44.1 million as of June 30, 2025.
•Total deposits increased $105.0 million or 5.2% to $2.1 billion as of June 30, 2025.
•Non-interest bearing deposits decreased $3.8 million, or 1.6%, to $237.0 million as of June 30, 2025.
•The Corporation returned $2.8 million of capital to Meridian shareholders during the six months ended June 30, 2025 through a $0.125 dividend per share in each of the first two quarters of the year.

Three Month Results of Operations - June 30, 2025 Compared to the Same Period in 2024
•Net income was $5.6 million, or $0.49 per diluted share, up $2.3 million, or 68.1%, driven by higher net interest income and non-interest income, offset somewhat by a higher provision for credit losses and higher non-interest expense.
•The return on average assets and return on average equity were 0.90% and 12.68%, respectively, for the second quarter 2025, compared to 0.58% and 8.25%, respectively, for the second quarter 2024.
•Net interest income increased $4.3 million, or 25.6%, to $21.2 million and the net interest margin increased to 3.54% from 3.06%, largely due to the impact of deposit and borrowing cost declines over the period.
•The overall provision for credit losses increased $1.1 million when comparing the second quarter 2025 to the second quarter 2024.
•Non-interest income increased $2.0 million, or 22.1%, to $11.3 million driven by a $1.2 million increase in SBA loan income, a $467 thousand gain on sale of MSR's, and a $342 thousand increase in mortgage banking income.
•Non-interest expense increased $2.3 million, or 12.3%, to $21.4 million due to a $1.7 million increase in salaries and employee benefits, and an increase of $288 thousand in advertising expense.

Six Month Results of Operations - June 30, 2025 Compared to the Same Period in 2024
•Net income was $8.0 million, or $0.70 per diluted share, an increase of $2.0 million, or 33.1%, driven by a higher level of net interest income and non-interest income, offset somewhat by a higher provision for credit losses and higher non-interest expense.
•The return on average assets and return on average equity were 0.66% and 9.16%, respectively, for the six months ended June 30, 2025, compared to 0.53% and 7.50%, respectively, for the six months ended June 30, 2024.
•Net interest income increased $7.5 million, or 22.4%, to $40.9 million and the net interest margin increased to 3.50% from 3.08%, largely due to the impact of deposit and borrowing cost declines over the period.
•The overall provision for credit losses increased $3.5 million when comparing the six months ended June 30, 2025 to six months ended June 30, 2024. Similar to the increase in provision for the quarter-over-quarter period discussed above, the six month comparative period provision increase was due to the increase in non-performing loans, combined with the impact of providing for loan growth and adjusting for macro-economic impacts due to the current economic and market uncertainty.

•Non-interest income increased $1.4 million, or 8.0%, to $18.6 million driven by a $1.0 million increase in SBA loan income, a $415 thousand net gain on sale of MSRs, a $266 thousand increase in wealth management income, along with a $192 thousand positive impact of fair value changes related to mortgage banking activities, partially offset by an overall $1.2 million decline in other non-interest income.
•Non-interest expense increased $2.9 million, or 7.8%, to $40.1 million due to a $2.6 million increase in salaries and employee benefits, and an increase of $586 thousand in other non-interest expense, partially offset by a decrease of $600 thousand in professional fees.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Return on average assets, annualized	0.90%	0.58%	0.66%	0.53%
Return on average equity, annualized	12.68%	8.25%	9.16%	7.50%
Net interest margin (tax effected yield)	3.54%	3.06%	3.50%	3.08%
Basic earnings per share	$0.50	$0.30	$0.71	$0.54
Diluted earnings per share	$0.49	$0.30	$0.70	$0.54
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Book value per common share	$15.76	$15.26
Tangible book value per common share (1)	$15.44	$14.93
Allowance as a percentage of loans and other finance receivables (excluding loans at fair value)	1.00%	0.91%
Tier I capital to risk weighted assets	8.26%	8.13%
Tangible common equity to tangible assets ratio (1)	6.96%	7.05%
Loans and other finance receivables, net of fees and costs	$2,108,250	$2,030,437
Total assets	$2,510,938	$2,385,867
Total stockholders’ equity	$178,020	$171,522

(1) Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for Non-GAAP to GAAP reconciliation.
Components of Net Income
Net income is comprised of five major elements:
•Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
•Provision For Credit Losses, or the amount added to the Allowance to provide for current expected credit losses on portfolio loans and other finance receivables;
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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three and six months ended June 30, 2025 and 2024, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The table below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended June 30,
(dollars in thousands)	2025			2024
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$37,761	$427	4.54%	$24,507	$331	5.43%
Investment securities - taxable	167,691	1,792	4.29	133,214	1,324	4.00
Investment securities - tax exempt (1)	54,427	364	2.68	56,821	403	2.85
Loans held for sale	31,662	495	6.27	34,895	572	6.59
Loans held for investment (1)	2,113,411	38,204	7.25	1,972,740	35,916	7.32
Total loans	2,145,073	38,699	7.24	2,007,635	36,488	7.31
Total interest-earning assets	2,404,952	41,282	6.89%	2,222,177	38,546	6.98%
Noninterest earning assets	86,673			97,118
Total assets	$2,491,625			$2,319,295
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$171,681	$1,354	3.16%	$132,987	$1,279	3.87%
Money market and savings deposits	938,076	8,097	3.46	785,351	8,265	4.23
Time deposits	735,526	7,850	4.28	772,576	9,447	4.92
Total interest - bearing deposits	1,845,283	17,301	3.76	1,690,914	18,991	4.52
Borrowings	138,207	1,672	4.85	150,925	1,851	4.93
Subordinated debentures	49,772	1,079	8.70	49,877	777	6.27
Total interest-bearing liabilities	2,033,262	20,052	3.96	1,891,716	21,619	4.60
Noninterest-bearing deposits	249,745			229,040
Other noninterest-bearing liabilities	31,673			36,420
Total liabilities	2,314,680			2,157,176
Total stockholders' equity	176,945			162,119
Total stockholders' equity and liabilities	$2,491,625			$2,319,295
Net interest income and spread (1)		$21,230	2.93		$16,927	2.38
Net interest margin (1)			3.54%			3.06%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

	For the Six Months Ended June 30,
(dollars in thousands)	2025			2024
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$46,914	$1,040	4.47%	$23,283	$631	5.45%
Investment securities - taxable	163,395	3,485	4.30	131,437	2,575	3.94
Investment securities - tax exempt (1)	54,574	750	2.77	57,309	808	2.84
Loans held for sale	26,164	828	6.38	27,209	894	6.61
Loans held for investment (1)	2,076,748	74,422	7.23	1,958,463	70,935	7.28
Total loans	2,102,912	75,250	7.22	1,985,672	71,829	7.27
Total interest-earning assets	2,367,795	80,525	6.86%	2,197,701	75,843	6.94%
Noninterest earning assets	88,501			96,476
Total assets	$2,456,296			$2,294,177
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$161,388	$2,583	3.23%	$136,106	$2,646	3.91%
Money market and savings deposits	928,954	15,905	3.45	779,237	16,120	4.16
Time deposits	728,471	15,681	4.34	725,248	17,617	4.88
Total interest - bearing deposits	1,818,813	34,169	3.79	1,640,591	36,383	4.46
Borrowings	130,982	3,141	4.84	173,917	4,285	4.95
Subordinated debentures	49,760	2,134	8.65	49,862	1,556	6.28
Total interest-bearing liabilities	1,999,555	39,444	3.98	1,864,370	42,224	4.55
Noninterest-bearing deposits	246,968			231,147
Other noninterest-bearing liabilities	33,927			37,690
Total liabilities	2,280,450			2,133,207
Total stockholders' equity	175,846			160,970
Total stockholders' equity and liabilities	$2,456,296			$2,294,177
Net interest income and spread (1)		$41,081	2.88		$33,619	2.39
Net interest margin (1)			3.50%			3.08%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate / Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2025 as compared to the same periods in 2024, allocated by rate and volume. Changes in interest income and/

or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 Compared to 2024
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$(61)	$157	$96	$(132)	$541	$409
Investment securities - taxable	105	363	468	243	667	910
Investment securities - tax exempt (1)	(22)	(17)	(39)	(20)	(38)	(58)
Loans held for sale	(26)	(51)	(77)	(32)	(34)	(66)
Loans held for investment (1)	(257)	2,545	2,288	(759)	4,246	3,487
Total loans	(283)	2,494	2,211	(791)	4,212	3,421
Total interest income	$(261)	$2,997	$2,736	$(700)	$5,382	$4,682
Interest expense:
Interest-bearing demand deposits	$(256)	$331	$75	$(510)	$447	$(63)
Money market and savings deposits	(1,625)	1,457	(168)	(3,031)	2,816	(215)
Time deposits	(1,160)	(437)	(1,597)	(2,014)	78	(1,936)
Total interest - bearing deposits	(3,041)	1,351	(1,690)	(5,555)	3,341	(2,214)
Borrowings	(25)	(154)	(179)	(112)	(1,032)	(1,144)
Subordinated debentures	304	(2)	302	581	(3)	578
Total interest expense	$(2,762)	$1,195	$(1,567)	$(5,086)	$2,306	$(2,780)
Interest differential	$2,501	$1,802	$4,303	$4,386	$3,076	$7,462
(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended June 30, 2025 Compared to the Same Period in 2024
For the three months ended June 30, 2025 as compared to the same period in 2024, tax-equivalent interest income increased $2.7 million as favorable volume changes contributed $3.0 million to interest income, partially offset by rate changes that had a $261 thousand unfavorable impact on interest income. The loans held for investment average balances increased $140.7 million, leading to a favorable volume impact on interest income of $2.5 million, while the decrease in loans held for sale average balances of $3.2 million had a small unfavorable impact on interest income of $51 thousand. Growth in the loans held for investment portfolio was led by average balance increases in commercial mortgage loans ($82.7 million), home equity lines and loans ($17.1 million), commercial and industrial loans ($35.7 million), construction loans ($22.1 million), and SBA loans ($11.3 million). The change in rates led to decreased yields on loans held for sale (down 32 basis points) and loans held for investment (down 7 basis points) that unfavorably impact interest income by $283 thousand, overall.

On the funding side, overall interest expense decreased $1.6 million, largely driven by the impact that the Fed's rate cuts in the later part of 2024 have had on the cost of deposits and borrowings. The cost of deposits were down across the board, leading to a $1.7 million decrease to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits decreased 71 basis points, 77 basis points and 64 basis points, respectively. These deposit cost declines were partially offset by overall volume increases as the average balances on money market and savings accounts increased $152.7 million, and the average balances on interest-bearing demand deposits increased $38.7 million, while time deposit average balances decreased $37.1 million.

The cost of borrowings decreased by 8 basis points, while the cost of subordinated debentures increased 243 basis points as the $40 million in 2019 Debentures converted to a floating rate instrument as of December 31, 2024, contributing a $304 thousand increase to interest expense. Borrowing balances decreased $12.7 million on average.

Overall, the $4.3 million increase in net interest income over this period was driven by both rate and volume changes.

Six Months Ended June 30, 2025 Compared to the Same Period in 2024
For the six months ended June 30, 2025 as compared to the same period in 2024, tax-equivalent interest income increased $4.7 million as favorable volume changes contributed $5.4 million to interest income, partially offset by rate changes that had a $700 thousand unfavorable impact on interest income. The loans held for investment average balances increased $118.3 million, leading to a favorable volume impact on interest income of $4.2 million. Growth in the loans held for investment portfolio was led by average balance increases in commercial mortgage loans ($79.8 million), commercial and industrial loans ($36.0 million), construction loans ($14.8 million), and home equity lines and loans ($16.5 million). The change in rates led to decreased yields on loans held for sale (down 23 basis points) and loans held for investment (down 5 basis points) that unfavorably impact interest income by $791 thousand, overall.

On the funding side, overall interest expense decreased $2.8 million, largely driven by the impact that the Fed's rate cuts in the later part of 2024 have had on the cost of deposits and borrowings. The cost of deposits were down across the board, leading to a $2.2 million decrease to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits decreased 68 basis points, 71 basis points and 54 basis points, respectively. These deposit cost declines were partially offset by volume increases as the average balances on money market and savings accounts increased $149.7 million, the average balances on interest-bearing demand deposits increased $25.3 million, while time deposit average balances increased $3.2 million.

Additionally, the cost of borrowings decreased by 11 basis points, while the cost of subordinated debentures increased 237 basis points as the $40 million in 2019 Debentures converted to a floating rate instrument as of December 31, 2024, contributing a $581 thousand increase to interest expense. Borrowings decreased $42.9 million on average.

Overall, the $7.5 million increase in net interest income over this period was driven by both rate and volume changes.

PROVISION FOR CREDIT LOSSES
Three and Six Months Ended June 30, 2025 Compared to the Same Period in 2024
The total provision for credit losses increased $1.1 million on a net basis for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The provision on funded loans increased $1.0 million over the three month comparable period in 2024 driven by provisioning for loan growth and charge-offs, as well as an increase in baseline loss rates on certain portfolios. The increase in provision was also impacted by unfavorable changes in certain macro-economic factors used in the model due to current economic and market uncertainty. There was a $170 thousand provision on unfunded loan commitments for the three months ended June 30, 2025, while for the three months June 30, 2024 there was a $34 thousand provision on unfunded loan commitments.
The total provision for credit losses increased $3.5 million on a net basis for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The provision on funded loans increased $2.8 million over the six month comparable period in 2024 for similar reasons noted above for the three month comparable period. There was a $170 thousand provision on unfunded loan commitments for the six months ended June 30, 2025, while for the six months June 30, 2024 there was an unfunded provision reversal of $475 thousand.

NON-INTEREST INCOME
Three Months Ended June 30, 2025 Compared to the Same Period in 2024
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Mortgage banking income	$5,762	$5,420	$342	6.3%
Wealth management income	1,492	1,444	48	3.3%
SBA loan income	1,988	785	1,203	153.2%
Earnings on investment in life insurance	240	215	25	11.6%
Net gain on sale of MSRs	467	—	467	100.0%
Net change in the fair value of derivative instruments	(102)	203	(305)	(150.2)%
Net change in the fair value of loans held-for-sale	171	(29)	200	(689.7)%
Net change in the fair value of loans held-for-investment	190	(24)	214	(891.7)%
Net gain (loss) on hedging activity	16	(63)	79	(125.4)%
Other	1,064	1,293	(229)	(17.7)%
Total non-interest income	$11,288	$9,244	$2,044	22.1%
Total non-interest income increased $2.0 million largely due to an increase in SBA loan income, a net gain on sale of MSRs, combined with an increase in mortgage banking income. SBA loan income increased $1.2 million over this period as the value of SBA loans sold for the quarter-ended June 30, 2025 was $27.4 million, or 225.6%, higher than the quarter-ended June 30, 2024, while the gross margin on sale was 6.2% for the quarter-ended June 30, 2025 compared to 8.8% for the quarter-ended June 30, 2024.
During the quarter-ended June 30, 2025 the sale of $979 thousand in MSRs led to a net gain of $467 thousand. Mortgage banking income was up $342 thousand over the comparable quarterly period due to an increase in volume of loans sold of $13.5 million, which led to an increased margin of 17 basis points.

Six Months Ended June 30, 2025 Compared to the Same Period in 2024
The following table presents the components of non-interest income for the periods indicated:

	Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Mortgage banking income	$9,155	$9,054	$101	1.1%
Wealth management income	3,027	2,761	266	9.6%
SBA loan income	2,736	1,771	965	54.5%
Earnings on investment in life insurance	462	422	40	9.5%
Net gain on sale of MSRs	415	—	415	100.0%
Net change in the fair value of derivative instruments	47	278	(231)	(83.1)%
Net change in the fair value of loans held-for-sale	273	(31)	304	(980.6)%
Net change in the fair value of loans held-for-investment	360	(199)	559	(280.9)%
Net gain (loss) on hedging activity	37	(82)	119	(145.1)%
Other	2,100	3,254	(1,154)	(35.5)%
Total non-interest income	$18,612	$17,228	$1,384	8.0%
Total non-interest income increased $1.4 million as the result of several drivers, including an increase in SBA loan income, increased wealth management income from our Meridian Wealth Partners segment, a net gain on sale of MSRs and the net change in the fair value of loans held-for-investment. These increases were partially offset by a decline in other non-interest income.
SBA loan income increased $1.0 million over this period as the value of SBA loans sold for the six months ended June 30, 2025 was $24.0 million, or 86.9%, higher than the six months ended June 30, 2024, while the gross margin on sale was 6.8% for the six months ended June 30, 2025 compared to 8.4% for the six months ended June 30, 2024. Wealth management income increased $266 thousand as the value of the markets improved over this period. From the MSR sale discussed above, there was a net gain on sale of $415 thousand over the six month comparable period.
The net change in the fair value of loans held-for-investment improved to a gain of $360 thousand for the six months ended June 30, 2025, compared to a loss of $199 thousand for the comparable prior year period, due to the impact of the changing interest rate environment and the impact this has had on loans in portfolio that are held at fair value. Other non-interest income decreased $1.2 million due to lower levels of FHLB stock dividend income, broker fees and other mortgage segment related income, partially offset by an increase in business credit card fee income and swap fee income.
NON-INTEREST EXPENSE
Three Months Ended June 30, 2025 Compared to the Same Period in 2024
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Salaries and employee benefits	$13,179	$11,437	$1,742	15.2%
Occupancy and equipment	1,037	1,230	(193)	(15.7)%
Professional fees	1,164	1,029	135	13.1%
Data processing and software	1,706	1,506	200	13.3%
Advertising and promotion	1,277	989	288	29.1%
Pennsylvania bank shares tax	269	274	(5)	(1.8)%
Other	2,725	2,553	172	6.7%
Total non-interest expense	$21,357	$19,018	$2,339	12.3%
Total non-interest expense increased $2.3 million, or 12.3%, largely attributable to an increase in salaries and employee benefits and advertising and promotion expense, partially offset by a decline in occupancy and equipment expense. Salaries and employee benefits increased $1.7 million due largely to overall employee merit, benefit, and tax related increases for existing employees, as well as an increase of 4 full-time equivalent employees, combined with an increase in mortgage segment related commissions and other benefits. Advertising and promotion expense increased $288 thousand as the level of business development efforts and customer focused events increased from the prior year. There was a decline of $193 thousand in occupancy and equipment expense due to the early termination of office lease space, as discussed in prior earnings filings.

Six Months Ended June 30, 2025 Compared to the Same Period in 2024
The following table presents the components of non-interest expense for the periods indicated:

	Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	$ Change	% Change
Salaries and employee benefits	$24,564	$22,010	$2,554	11.6%
Occupancy and equipment	2,375	2,463	(88)	(3.6)%
Professional fees	1,927	2,527	(600)	(23.7)%
Data processing and software	3,185	3,038	147	4.8%
Advertising and promotion	2,056	1,737	319	18.4%
Pennsylvania bank shares tax	538	548	(10)	(1.8)%
Other	5,455	4,869	586	12.0%
Total non-interest expense	$40,100	$37,192	$2,908	7.8%
Total non-interest expense increased $2.9 million, or 7.8%, largely attributable to an increase in salaries and employee benefits and other non-interest expense. Salaries and employee benefits increased $2.6 million due largely to overall employee merit, benefit, and tax related increases for existing employees, as well as an increase of 4 full-time equivalent employees, combined with an increase in mortgage segment related commissions and other benefits. Other non-interest expense increased $586 thousand due to an increase in certain loan related expenses. Professional fees decreased $600 thousand over the prior period due to the results of cost control efforts on certain internal audit fees, combined with a lower level of OREO expense over the comparable period.
INCOME TAX EXPENSE
Income tax expense for the three and six months ended June 30, 2025 was $1.7 million and $2.4 million, respectively, as compared to $1.1 million and $1.9 million for the same periods in 2024. Our effective tax rates were 23.3% and 23.4% for the three and six months ended June 30, 2025, compared to 24.3% and 24.5% for the same periods in 2024. While income tax expense increased primarily due to the increase in income before income taxes, the effective tax rate decreased due to the impact of lower nondeductible expense and an increase in tax-free bank owned life insurance income.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted into law in the U.S. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

BALANCE SHEET ANALYSIS
As of June 30, 2025, total assets were $2.5 billion which increased $125.1 million, or 5.2%, from December 31, 2024. This increase in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Mortgage loans held for sale	$44,078	$32,413	$11,665	36.0%
Real estate loans:
Commercial mortgage	855,465	823,976	31,489	3.8
Home equity lines and loans	99,963	90,721	9,242	10.2
Residential mortgage	256,943	252,565	4,378	1.7
Construction	285,231	259,553	25,678	9.9
Total real estate loans	1,497,602	1,426,815	70,787	5.0

Commercial and industrial	404,011	367,366	36,645	10.0
Small business loans	144,655	155,775	(11,120)	(7.1)
Consumer	344	349	(5)	(1.4)
Leases, net	57,822	75,987	(18,165)	(23.9)
Total loans and other finance receivables	$2,104,434	$2,026,292	$78,142	3.9
Total loans and leases	$2,148,512	$2,058,705	$89,807	4.4%
Total loans and other finance receivables increased $78.1 million, to $2.1 billion as of June 30, 2025, from $2.0 billion as of December 31, 2024. Overall portfolio loan growth was 3.9% since December 31, 2024, or 7.7% on an annualized basis for 2025. Commercial real estate loans increased $31.5 million, or 3.8%, construction loans increased $25.7 million, or 9.9%, SBA loans decreased $11.1 million, or 7.1% due to loan sales described above, and commercial and industrial loans increased $36.6 million, or 10.0%.
As of June 30, 2025, included within the commercial real estate loans total of $855.5 million was $275.4 million of owner-occupied commercial loans, as well as $121.4 million of multi-family loans. Nearly all of the multi-family real estate loans are on properties located in Philadelphia and surrounding counties we service.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Noninterest-bearing deposits	$237,042	$240,858	$(3,816)	(1.6)%
Interest-bearing deposits:
Interest-bearing demand deposits	173,865	141,439	32,426	22.9%
Money market and savings deposits	956,448	913,536	42,912	4.7%
Time deposits	743,019	709,535	33,484	4.7%
Total interest-bearing deposits	$1,873,332	$1,764,510	$108,822	6.2%
Total deposits	$2,110,374	$2,005,368	$105,006	5.2%
Total deposits increased $105.0 million, or 5.2%, since December 31, 2024. Noninterest-bearing deposits decreased $3.8 million, while total interest-bearing deposits increased $108.8 million during the period. The overall increase in interest-bearing accounts was largely due to customer preference for money market deposits which carry higher interest rates than demand deposits. Time deposits increased $33.5 million, or 4.7%, largely due customer preference for the higher term interest rates offered by these products.
The majority of Meridian's deposit base is comprised of business deposits, 50%, with consumer deposits amounting to 14% at June 30, 2025. Municipal deposits at 12% and brokered deposits at 24% provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At June 30, 2025, 62% of business accounts and 81% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 21% at June 30, 2025.

Capital
Consolidated stockholders’ equity of the Corporation was $178.0 million, or 7.1% of total assets as of June 30, 2025, as compared to $171.5 million, or 7.2% of total assets as of December 31, 2024. On July 24, 2025, the Board of Directors declared a quarterly cash dividend of $0.125 per common share payable August 18, 2025 to shareholders of record as of August 11, 2025.
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.32% and 9.21% at June 30, 2025 and December 31, 2024, respectively. The Corporation is exempt from CBLR.
The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Bank		Well-capitalized minimum
	June 30, 2025	December 31, 2024
Tier 1 leverage ratio	9.32%	9.21%	5.00%
Common tier 1 risk-based capital ratio	10.53%	10.33%	6.50%
Tier 1 risk-based capital ratio	10.53%	10.33%	8.00%
Total risk-based capital ratio	11.54%	11.20%	10.00%
In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital. As of June 30, 2025, Meridian has phased in 75% of the day-one effects of CECL.

Asset Quality Summary
The ratio of non-performing assets to total assets was 2.14% as of June 30, 2025, up from 1.90% reported as of December 31, 2024. Total non-performing loans of $50.5 million as of June 30, 2025, increased $5.4 million from $45.1 million as December 31, 2024. The changes were the result of risk rating downgrades leading to non-performing loan classification mainly in the SBA loan portfolio and to a lesser degree in residential mortgages, partially offset by a $4.7 million decline in non-performing commercial loans due to the repossession of a billboard on a advertising based commercial loan relationship and the foreclosure of real estate collateral from another commercial loan. The repossessed billboard was transferred into other repossessed assets with a value of $2.4 million, after adjustment for estimated costs to sell, while the foreclosed real estate from another commercial loan was transferred into OREO with a value of $719 thousand, after adjustment for estimated costs to sell.
Meridian realized net charge-offs of 0.17% of total average loans for the three months ending June 30, 2025, which was down slightly from 0.20% reported for the same period in 2024. Net charge-offs for the quarter ended June 30, 2025 were $3.6 million, compared to net charge-offs of $4.1 million for the quarter ended June 30, 2024. Net charge-offs for the current quarter comprised of $4.0 million in charge-offs, with $380 thousand in recoveries, and were split between commercial loans, leases, and SBA loans.
The ratio of allowance for credit losses to total loans and other finance receivables, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Appendix), was 1.00% as of June 30, 2025 compared to 0.91% as of December 31, 2024. As of June 30, 2025 there were specific reserves of $3.3 million against non-performing loans, a increase from $2.7 million as of December 31, 2024. The increase in ACL coverage over this period was driven by an increase in specific reserves on SBA loans and construction loans, as well as the macro-economic impact of economic and market uncertainty.
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

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	June 30, 2025	December 31, 2024
Non-performing assets:
Nonaccrual loans and leases:
Real estate loans:
Commercial mortgage	$1,280	$809
Home equity lines and loans	1,644	1,716
Residential mortgage	9,465	7,900
Construction	8,982	8,613
Total real estate loans	21,371	19,038
Commercial and industrial	7,230	11,966
Small business loans	19,411	12,270
Leases	2,522	1,851
Total nonaccrual loans and leases	50,534	45,125
Other real estate owned	719	159
Repossessed assets	2,429	117
Total non-performing assets	$53,682	$45,401

Asset quality ratios:
Non-performing assets to total assets	2.14%	1.90%
Non-performing loans to:
Total loans and other finance receivables	2.40%	2.22%
Total loans and other finance receivables (excluding loans at fair value) (1)	2.41%	2.24%
Allowance for credit losses to:
Total loans and other finance receivables	0.99%	0.91%
Total loans and other finance receivables (excluding loans at fair value) (1)	1.00%	0.91%
Non-performing loans	41.26%	40.86%

Total loans and leases	$2,152,328	$2,062,850
Total loans and other finance receivables	2,108,250	2,030,437
Total loans and other finance receivables (excluding loans at fair value)	2,093,709	2,015,936
Allowance for credit losses	20,851	18,438

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

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs and has access to approximately $670.7 million in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $5.3 million at June 30, 2025. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2025, Meridian’s maximum borrowing capacity with the FHLB was $710.4 million. At June 30, 2025, Meridian had borrowed $134.3 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $187.5 million against its available credit lines. At June 30, 2025, Meridian also had available $56.0 million of unsecured federal funds lines of credit with other financial institutions as well as $282.5 million of available short or long term wholesale funding arrangements through the CDARS/ICS one-way buy program and conventional brokered CDs. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of June 30, 2025, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $5.2 million and $8.8 million for the three and six months ended June 30, 2025, as compared to income before tax of $3.2 million and $6.7 million for the same periods in 2024. The Banking Segment provided 71.4% and 84.8% of the Corporation’s pre-tax profit for the three and six months ended June 30, 2025, as compared to 72.2% and 84.5% for the same periods in 2024.
The Wealth Management Segment recorded income before tax of $604 thousand and $1.3 million for the three and six months ended June 30, 2025, as compared to income before tax of $676 thousand and $1.2 million for the same periods in 2024. The increase in income in this segment for the six months ended June 30, 2025 was the result of an increase in assets under management and improved market conditions over the period.
The Mortgage Banking Segment recorded income before tax of $1.5 million and $252 thousand for the three and six months ended June 30, 2025, as compared to income before tax of $545 thousand and $80 thousand for the same periods in 2024. Mortgage Banking income and expenses related to loan originations and sales increased over the comparable periods due to higher loan origination and sales volume.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2025 were $600.0 million as compared to $603.1 million at December 31, 2024.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2025 amounted to $12.4 million as compared to $15.5 million at December 31, 2024.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased 1 loan of $425 thousand for the three and six months ended June 30, 2025, while the Corporation repurchased 1 loan and 4 loans of $281 thousand and totaling $870 thousand for the three and six months ended June 30, 2024, respectively.

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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands, except share data)	June 30, 2025	December 31, 2024
Total stockholders' equity (GAAP)	$178,020	$171,522
Less: Goodwill and intangible assets	(3,564)	(3,666)
Tangible common equity (non-GAAP)	174,456	167,856

Total assets (GAAP)	2,510,938	2,385,867
Less: Goodwill and intangible assets	(3,564)	(3,666)
Tangible assets (non-GAAP)	$2,507,374	$2,382,201

Stockholders' equity to total assets (GAAP)	7.09%	7.19%
Tangible common equity to tangible assets (non-GAAP)	6.96%	7.05%

Shares outstanding	11,297	11,240

Book value per share (GAAP)	$15.76	$15.26
Tangible book value per share (non-GAAP)	$15.44	$14.93
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at June 30, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	June 30, 2025	December 31, 2024
Allowance for credit losses (GAAP)	$20,851	$18,438

Loans and other finance receivables (GAAP)	2,108,250	2,030,437
Less: Loans at fair value	(14,541)	(14,501)
Loans and other finance receivables, excluding loans at fair value (non-GAAP)	$2,093,709	$2,015,936

Allowance for credit losses to loans and other finance receivables (GAAP)	0.99%	0.91%
Allowance for credit losses to loans and other finance receivables, excluding loans at fair value (non-GAAP)	1.00%	0.91%

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

	June 30,
Changes in Market Interest Rates	2025	2024
+300 basis points over next 12 months	0.39%	(0.49)%
+200 basis points over next 12 months	0.49%	(0.07)%
+100 basis points over next 12 months	0.39%	0.14%
No Change
-100 basis points over next 12 months	(0.54)%	(1.30)%
-200 basis points over next 12 months	(0.93)%	(2.16)%
-300 basis points over next 12 months	(0.11)%	(2.90)%
The above interest rate simulation suggests as of June 30, 2025 that the Corporation’s balance sheet is neutrally positioned over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.
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

	June 30,
Changes in Market Interest Rates	2025	2024
+300 basis points	6%	(7)%
+200 basis points	6%	(3)%
+100 basis points	4%	(1)%
No Change
-100 basis points	(7)%	(2)%
-200 basis points	(19)%	(8)%
-300 basis points	(38)%	(20)%
This economic value of equity profile at June 30, 2025 suggests that an instantaneous decrease in rates would have a negative impact on value of the Banks' balance sheet. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2025 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Date:	August 8, 2025	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)