Form 10-Q
period 2025-09-30
Meridian Corp
filed 2025-11-07
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2025 there were 11,517,456 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACBB	Atlantic Central Bankers Bank
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At the Market common stock offering
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed	Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012

LBP	Look-back period
LEP	Loss emergence period
LGD	Loss given default
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	September 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$12,605	$5,598
Interest-bearing deposits at other banks	27,384	21,864
Cash and cash equivalents	39,989	27,462
Securities available-for-sale, at fair value (amortized cost of $200,682 and $183,764, respectively)	194,268	174,304
Securities held-to-maturity, at amortized cost (fair value of $29,853 and $30,492, respectively)	32,593	33,771
Equity investments	2,150	2,086
Mortgage loans held for sale	28,016	32,413
Loans and other finance receivables, net of fees and costs	2,162,845	2,030,437
Allowance for credit losses	(21,794)	(18,438)
Loans and other finance receivables, net of the allowance for credit losses	2,141,051	2,011,999
Restricted investment in bank stock	8,350	7,753
Bank premises and equipment, net	12,413	12,151
Bank owned life insurance	30,421	29,712
Accrued interest receivable	10,944	9,958
OREO and other repossessed assets	3,714	276
Deferred income taxes	4,989	4,669
Servicing assets	3,845	4,382
Goodwill	899	899
Intangible assets	2,614	2,767
Other assets	24,874	31,265
Total assets	$2,541,130	$2,385,867
Liabilities:
Deposits:
Non-interest bearing	$239,614	$240,858
Interest bearing	1,891,502	1,764,510
Total deposits	2,131,116	2,005,368
Borrowings	137,265	124,471
Subordinated debentures	49,822	49,743
Accrued interest payable	7,095	6,860
Other liabilities	27,803	27,903
Total liabilities	2,353,101	2,214,345
Stockholders’ equity:
Common stock, $1 par value per share. 25,000,000 shares authorized; 13,520,639 and 13,243,258 shares issued and 11,517,456 and 11,240,075 shares outstanding, respectively	13,521	13,243
Surplus	85,122	81,545
Treasury stock, 2,003,183 shares, at cost	(26,079)	(26,079)
Unearned common stock held by ESOP	(1,006)	(1,006)
Retained earnings	122,376	111,961
Accumulated other comprehensive loss	(5,905)	(8,142)
Total stockholders’ equity	188,029	171,522
Total liabilities and stockholders’ equity	$2,541,130	$2,385,867
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans and other finance receivables, including fees	$40,477	$38,103	$115,723	$109,928
Securities - taxable	1,895	1,480	5,380	4,055
Securities - tax-exempt	325	320	933	969
Cash and cash equivalents	412	416	1,452	1,047
Total interest income	43,109	40,319	123,488	115,999
Interest expense:
Deposits	17,418	19,313	51,587	55,696
Borrowings and subordinated debentures	2,575	2,764	7,850	8,606
Total interest expense	19,993	22,077	59,437	64,302
Net interest income	23,116	18,242	64,051	51,697
Provision for credit losses	2,850	2,282	11,865	7,828
Net interest income after provision for credit losses	20,266	15,960	52,186	43,869
Non-interest income:
Mortgage banking income	5,914	6,474	15,069	15,528
Wealth management income	1,610	1,447	4,637	4,208
SBA loan income	1,431	544	4,167	2,315
Earnings on investment in life insurance	246	222	708	644
Net gain on sale of MSRs	—	—	415	—
Net change in the fair value of derivative instruments	129	(102)	176	176
Net change in the fair value of loans held-for-sale	(75)	169	198	138
Net change in the fair value of loans held-for-investment	213	965	573	766
Net (loss) gain on hedging activity	(166)	(197)	(129)	(279)
Other	651	1,309	2,751	4,563
Total non-interest income	9,953	10,831	28,565	28,059
Non-interest expense:
Salaries and employee benefits	13,613	12,829	38,177	34,839
Occupancy and equipment	991	1,243	3,366	3,706
Professional fees	1,092	1,106	3,019	3,633
Data processing and software	1,865	1,553	5,050	4,591
Advertising and promotion	877	717	2,933	2,454
Pennsylvania bank shares tax	254	181	792	729
Other	2,854	2,917	8,309	7,786
Total non-interest expense	21,546	20,546	61,646	57,738
Income before income taxes	8,673	6,245	19,105	14,190
Income tax expense	2,014	1,502	4,455	3,445
Net income	$6,659	$4,743	$14,650	$10,745
Basic earnings per common share	$0.59	$0.43	$1.30	$0.97
Diluted earnings per common share	$0.58	$0.42	$1.28	$0.96
Basic weighted average shares outstanding	11,325	11,110	11,252	11,098
Diluted weighted average shares outstanding	11,540	11,234	11,458	11,198
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income:	$6,659	$4,743	$14,650	$10,745

Net change in unrealized gains (losses) on investment securities available for sale:
Change in fair value of investment securities, net of tax of $487, $695, $718, and $1,063, respectively	1,602	2,420	2,373	2,311
Reclassification adjustment for net losses realized in net income, net of tax effect of $(10), $14, $(11), and $14, respectively,	(35)	43	(35)	43
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $7, $7, $21, and $21, respectively	22	22	66	66
Unrealized investment gains, net of tax effect of $484, $716, $728, and $1,098, respectively	$1,589	$2,485	$2,404	$2,420
Net change in unrealized (losses) gains on interest rate swaps used in cash flow hedges, net of tax effect of $17, $368, $(167), and $85, respectively	17	(1,163)	(167)	(264)
Total other comprehensive income	$1,606	$1,322	$2,237	$2,156
Total comprehensive income	$8,265	$6,065	$16,887	$12,901
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended September 30, 2025
Balance at July 1, 2025	$13,300	$82,184	$(26,079)	$(1,006)	$117,132	$(7,511)	$178,020
Net income	—	—	—	—	6,659	—	6,659
Other comprehensive income	—	—	—	—	—	1,606	1,606
Dividends declared ($0.125 per share)	—	—	—	—	(1,415)	—	(1,415)
Net issuance of common stock	189	2,601	—	—	—	—	2,790
Common stock issued through share-based awards and exercises	32	235	—	—	—	—	267
Stock based compensation expense	—	102	—	—	—	—	102
Balance at September 30, 2025	$13,521	$85,122	$(26,079)	$(1,006)	$122,376	$(5,905)	$188,029

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Nine Months Ended September 30, 2025
Balance at January 1, 2025	$13,243	$81,545	$(26,079)	$(1,006)	$111,961	$(8,142)	$171,522
Net income	—	—	—	—	14,650	—	14,650
Other comprehensive income	—	—	—	—	—	2,237	2,237
Dividends declared ($0.375 per share)	—	—	—	—	(4,235)	—	(4,235)
Net issuance of common stock	189	2,601	—	—	—	—	2,790
Common stock issued through share-based awards and exercises	89	700	—	—	—	—	789
Stock based compensation expense	—	276	—	—	—	—	276
Balance at September 30, 2025	$13,521	$85,122	$(26,079)	$(1,006)	$122,376	$(5,905)	$188,029

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended September 30, 2024
Balance at July 1, 2024	$13,194	$80,639	$(26,079)	$(1,204)	$104,420	$(8,588)	$162,382
Net income	—	—	—	—	4,743	—	4,743
Other comprehensive income	—	—	—	—	—	1,322	1,322
Dividends declared ($0.125 per share)	—	—	—	—	(1,398)	—	(1,398)
Common stock issued through share-based awards and exercises	38	297	—	—	—	—	335
Stock based compensation expense	—	66	—	—	—	—	66
Balance at September 30, 2024	$13,232	$81,002	$(26,079)	$(1,204)	$107,765	$(7,266)	$167,450

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Nine Months Ended September 30, 2024
Balance at January 1, 2024	$13,186	$80,325	$(26,079)	$(1,204)	$101,216	$(9,422)	$158,022
Net income	—	—	—	—	10,745	—	10,745
Other comprehensive income	—	—	—	—	—	2,156	2,156
Dividends declared ($0.375 per share)	—	—	—	—	(4,196)	—	(4,196)
Common stock issued through share-based awards and exercises	46	358	—	—	—	—	404
Stock based compensation expense	—	319	—	—	—	—	319
Balance at September 30, 2024	$13,232	$81,002	$(26,079)	$(1,204)	$107,765	$(7,266)	$167,450
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Net income	$14,650	$10,745
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment securities available-for-sale	(48)	57
Net amortization of investment premiums and discounts and change in fair value of equity securities	1,630	2,873
Depreciation and amortization (accretion), net	(87)	276
Provision for credit losses	11,865	7,828
Amortization of issuance costs on subordinated debt	93	92
Stock based compensation	276	319
Net change in fair value of derivative instruments	(176)	(176)
Net change in fair value of loans held for sale	(198)	(138)
Net change in fair value of loans held for investment	(573)	(766)
Amortization and net impairment of servicing rights	450	994
Net gain on sale of MSRs	(415)	—
Gain on sale of OREO	(15)	—
SBA loan income	(4,167)	(2,315)
Proceeds from sale of loans	584,846	594,669
Loans originated for sale	(565,183)	(594,399)
Mortgage banking income	(15,069)	(15,528)
Increase in accrued interest receivable	(986)	(687)
Decrease (increase) in other assets	4,700	(438)
Earnings from investment in bank owned life insurance	(708)	(644)
(Increase) decrease in deferred income tax	(977)	66
Increase (decrease) in accrued interest payable	235	(3,307)
Increase in other liabilities	333	10,780
Net cash provided by operating activities	30,476	10,301

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	12,223	12,436
Sales	2,462	16,004
Purchases	(33,224)	(61,024)
Activity in held-to-maturity securities:
Maturities, repayments and calls	1,000	1,720
Proceeds from sale of OREO	15	—
Proceeds from sale of MSRs	502	—
Net purchases of restricted investments in bank stocks	(597)	(470)
Net increase in loans	(136,888)	(124,753)
Purchases of premises and equipment	(1,338)	(222)
Disposal of premise and equipment	23	—
Net cash used in investing activities	(155,822)	(156,309)

Cash flows from financing activities:
Net increase in deposits	125,748	155,465
Increase (decrease) in short-term borrowings	28,039	(40,609)
(Decrease) increase in long-term debt	(15,245)	10,594
Repayment of subordinated debt	(13)	—
Dividends paid	(4,235)	(4,196)
Share based awards and exercises	789	404
Proceeds from issuance of common stock	2,790	—
Net cash provided by financing activities	137,873	121,658

Net change in cash and cash equivalents	12,527	(24,350)
Cash and cash equivalents at beginning of period	27,462	56,697
Cash and cash equivalents at end of period	$39,989	$32,347

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$59,202	$67,609
Income taxes	6,299	1,222
Net loans sold, not settled	1,264	8,162
Investment security purchases, not settled	—	(7,380)
Non-cash transfers from loans receivable to OREO	1,297	—
Non-cash transfers from loans receivable to repossessed assets	2,417	—
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
Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any other period.

Pronouncements Adopted/Effective during the nine months ended September 30, 2025:

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

Pronouncements Not Yet Effective as of September 30, 2025:

FASB ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative"
This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. For entities subject to the SEC's existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity.

FASB ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”
The amendments in this update address investor requests for more transparency about income tax information through improvements to annual income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update will be effective for our annual reporting period ended December 31, 2025 and applied on a prospective basis.

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

FASB ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)"
This ASU is intended to modernize old internal-use software guidance written in 1998 to adapt to the agile basis predominantly used to develop software today. This update is effective for annual and interim periods beginning after December 15, 2027. These changes may be applied prospectively, retroactively, or on a modified prospective basis. Early adoption is permitted. The Corporation will evaluate the impact on its disclosures as the applicability date gets closer.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Numerator for earnings per share:
Net income available to common stockholders	$6,659	$4,743	$14,650	$10,745

Denominators for earnings per share:
Weighted average shares outstanding	11,443	11,254	11,376	11,249
Average unearned ESOP shares	(118)	(144)	(124)	(151)
Basic weighted averages shares outstanding	11,325	11,110	11,252	11,098
Dilutive effects of assumed exercises of stock options	215	124	206	100
Diluted weighted averages shares outstanding	11,540	11,234	11,458	11,198

Basic earnings per share	$0.59	$0.43	$1.30	$0.97
Diluted earnings per share	$0.58	$0.42	$1.28	$0.96
Antidilutive shares excluded from computation of average dilutive earnings per share	357	489	359	586

(3)    Securities
The following tables presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	September 30, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$27,144	$53	$(290)	$—	$26,907	13
U.S. government agency MBS	27,336	241	(262)	—	27,315	9
U.S. government agency CMO	58,518	305	(1,627)	—	57,196	37
State and municipal securities	43,471	136	(3,993)	—	39,614	32
U.S. Treasuries	17,040	—	(972)	—	16,068	16
Non-U.S. government agency CMO	9,531	34	(233)	—	9,332	9
Corporate bonds	17,642	598	(404)	—	17,836	11
Total securities available-for-sale	$200,682	$1,367	$(7,781)	$—	$194,268	127

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$32,593	$6	$(2,746)	$—	$29,853	19
Total securities held-to-maturity	$32,593	$6	$(2,746)	$—	$29,853	19

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$29,931	$73	$(160)	$—	$29,844	12
U.S. government agency MBS	21,392	96	(617)	—	20,871	14
U.S. government agency CMO	48,051	23	(2,461)	—	45,613	42
State and municipal securities	40,854	1	(4,159)	—	36,696	31
U.S. Treasuries	17,039	—	(1,589)	—	15,450	16
Non-U.S. government agency CMO	12,082	59	(412)	—	11,729	9
Corporate bonds	14,415	448	(762)	—	14,101	15
Total securities available-for-sale	$183,764	$700	$(10,160)	$—	$174,304	139

(dollars in thousands)	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$33,771	$7	$(3,286)	$—	$30,492	19
Total securities held-to-maturity	$33,771	$7	$(3,286)	$—	$30,492	19
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at September 30, 2025, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities warranted an ACL.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	September 30, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$7,579	$(82)	$8,382	$(208)	$15,961	$(290)
U.S. government agency MBS	986	(1)	8,350	(261)	9,336	(262)
U.S. government agency CMO	9,454	(67)	24,992	(1,560)	34,446	(1,627)
State and municipal securities	1,196	(4)	34,811	(3,989)	36,007	(3,993)
U.S. Treasuries	—	—	16,068	(972)	16,068	(972)
Non-U.S. government agency CMO	513	—	5,421	(233)	5,934	(233)
Corporate bonds	—	—	6,295	(404)	6,295	(404)
Total securities available-for-sale	$19,728	$(154)	$104,319	$(7,627)	$124,047	$(7,781)

	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$3,094	$(126)	$24,567	$(2,620)	$27,661	$(2,746)
Total securities held-to-maturity	$3,094	$(126)	$24,567	$(2,620)	$27,661	$(2,746)

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$12,708	$(56)	$3,568	$(104)	$16,276	$(160)
U.S. government agency MBS	5,773	(183)	9,050	(434)	14,823	(617)
U.S. government agency CMO	22,351	(506)	18,876	(1,955)	41,227	(2,461)
State and municipal securities	—	—	35,199	(4,159)	35,199	(4,159)
U.S. Treasuries	—	—	15,450	(1,589)	15,450	(1,589)
Non-U.S. government agency CMO	1,403	(12)	5,204	(400)	6,607	(412)
Corporate bonds	1,688	(41)	7,479	(721)	9,167	(762)
Total securities available-for-sale	$43,923	$(798)	$94,826	$(9,362)	$138,749	$(10,160)

	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,048	$(15)	$27,271	$(3,271)	$28,319	$(3,286)
Total securities held-to-maturity	$1,048	$(15)	$27,271	$(3,271)	$28,319	$(3,286)
As of September 30, 2025, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2025
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	22,748	21,613	2,965	2,832
Due after five years through ten years	22,107	22,175	5,769	5,032
Due after ten years	60,442	56,637	23,859	21,989
Subtotal	105,297	100,425	32,593	29,853
Mortgage-related securities	95,385	93,843	—	—
Total	$200,682	$194,268	$32,593	$29,853
There were sales of investment securities available for sale for the three and nine months ended September 30, 2025 totalling $2.5 million with $65 thousand in gross gains and $17 thousand in gross losses recognized. There were sales of investment securities available for sale for the three and nine month ended September 30, 2024 totaling $16.0 million with $57 thousand in gross losses recognized.

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
For the three and nine months ended September 30, 2025 and 2024, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.

Pledged Securities
As of September 30, 2025 and December 31, 2024, securities having a carrying value of $69.2 million and $43.3 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.
(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	September 30, 2025	December 31, 2024
Real estate loans:
Commercial mortgage	$872,497	$823,976
Home equity lines and loans	105,109	90,721
Residential mortgage	260,495	252,565
Construction	315,095	259,553
Total real estate loans	1,553,196	1,426,815
Commercial and industrial	418,069	367,366
Small business loans	137,894	155,775
Consumer	336	349
Leases, net	49,766	75,987
Total loans and other finance receivables	$2,159,261	$2,026,292

Balances included in loans and other finance receivables, net of fees and costs:
Residential mortgage real estate loans accounted under fair value option, at fair value	$14,454	$14,501
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,312	16,543
Unearned lease income included in leases, net	(5,096)	(9,057)
Unamortized deferred loan origination costs, net of deferred fees	3,584	4,145
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
Nonaccrual and Past Due Loans and Other Finance Receivables
The following tables present an aging of the Corporation’s loans and other finance receivables at the dates indicated:

	September 30, 2025
(dollars in thousands)	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Total past due	Current	Total accruing	Nonaccrual	Total loans and other finance receivables	% Delinquent
Commercial mortgage	$114	$426	$—	$540	$870,716	$871,256	$1,241	$872,497	0.20%
Home equity lines and loans	69	—	480	549	102,977	103,526	1,583	105,109	2.03
Residential mortgage (1)	—	339	—	339	249,806	250,145	10,350	260,495	4.10
Construction	—	—	—	—	304,787	304,787	10,308	315,095	3.27
Commercial and industrial	—	—	—	—	410,231	410,231	7,838	418,069	1.87
Small business loans (2)	119	—	—	119	116,519	116,638	21,256	137,894	15.50
Consumer	—	—	—	—	336	336	—	336	—
Leases, net	354	568	—	922	46,543	47,465	2,301	49,766	6.48%
Total	$656	$1,333	$480	$2,469	$2,101,915	$2,104,384	$54,877	$2,159,261	2.66%

(1) Includes $14.5 million of loans at fair value of which $14.5 million are current, $0 are 30-89 days past due and $510 thousand are nonaccrual.
(2) Includes $11.8 million of loans within nonaccrual category that are guaranteed by the SBA.

	December 31, 2024
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total accruing	Nonaccrual	Total loans and other finance receivables	% Delinquent
Commercial mortgage	$1,290	$—	$1,290	$821,877	$823,167	$809	$823,976	0.25%
Home equity lines and loans	176	154	330	88,675	89,005	1,716	90,721	2.26
Residential mortgage (1)	3,259	—	3,259	241,406	244,665	7,900	252,565	4.42
Construction	1,000	—	1,000	249,940	250,940	8,613	259,553	3.70
Commercial and industrial	—	—	—	355,400	355,400	11,966	367,366	3.26
Small business loans (2)	1,351	—	1,351	142,154	143,505	12,270	155,775	8.74
Consumer	—	—	—	349	349	—	349	—
Leases, net	1,046	457	1,503	72,633	74,136	1,851	75,987	4.41
Total	$8,122	$611	$8,733	$1,972,434	$1,981,167	$45,125	$2,026,292	2.66%

(1) Includes $14.5 million of loans at fair value of which $13.7 million are current, $473 thousand are 30-89 days past due and $340 thousand are nonaccrual.
(2) Includes $6.2 million of loans within nonaccrual category that are guaranteed by the SBA.

There was one loan of $480 thousand in the table above as of September 30, 2025, and no loans or other finance receivables as of December 31, 2024, that were 90+days past due and still accruing interest.

Foreclosed and Repossessed Assets
At September 30, 2025 and December 31, 2024, there were 9 and 4 consumer mortgage loans, respectively, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $2.5 million and $1.3 million, respectively, for which formal foreclosure proceedings were in process.
During the nine months ended September 30, 2025 the Corporation foreclosed on a commercial real estate property in partial satisfaction of a non-performing commercial loan relationship and repossessed a billboard asset from a separate commercial loan relationship. These assets were reclassified into OREO and other repossessed assets, respectively, on the balance sheet at September 30, 2025. The repossessed billboard was transferred into other repossessed assets with a value of $2.4 million, after consideration of estimated costs to sell, while the foreclosed real estate was transferred into OREO with a value of $1.3 million, after consideration of estimated costs to sell. The balance of repossessed assets as of December 31, 2024 largely consisted of a residential property, that was subsequently sold in the second quarter of 2025.

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

Past Due and Nonaccrual Status
The following tables presents the amortized costs basis of loans and other finance receivables on nonaccrual status and 90 days or more past due and still accruing, net of fees and costs as of September 30, 2025 and December 31, 2024. As of September 30, 2025 there was one loan of $480 thousand that was 90+ days past due and still accruing interest, and no loans or other finance receivables 90 days or more past due and still accruing as of December 31, 2024.

	September 30, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual
Commercial mortgage	$1,241	$—	$1,241	$809	$—	$809
Home equity lines and loans	1,583	—	1,583	1,716	—	1,716
Residential mortgage	8,770	1,580	10,350	7,518	382	7,900
Construction	4,296	6,012	10,308	8,613	—	8,613
Commercial and industrial	6,391	1,447	7,838	9,166	2,800	11,966
Small business loans	16,127	5,129	21,256	8,179	4,091	12,270
Leases, net	—	2,301	2,301	—	1,851	1,851
Total	$38,408	$16,469	$54,877	$36,001	$9,124	$45,125
The decrease in commercial and industrial nonaccrual loans with ACL relates to the repossession of property on a protracted commercial advertising loan relationship, combined with the foreclosure of a piece of real estate on another commercial loan. While the increase in nonaccrual SBA loans without ACL relates to additional risk rating downgrades leading to non-performing classification in the SBA loan portfolio.

Collateral-dependent Loans
The following tables presents the amortized cost basis of non-accruing collateral-dependent loans and other finance receivables by class as of September 30, 2025 and December 31, 2024 under the current expected credit loss model:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Real estate	Equipment and other	Total	Real estate	Equipment and other	Total
Commercial mortgage	$1,241	$—	$1,241	$809	$—	$809
Home equity lines and loans	1,583	—	1,583	1,716	—	1,716
Residential mortgage	10,350	—	10,350	7,900	—	7,900
Construction	10,308	—	10,308	8,613	—	8,613
Commercial and industrial	2,376	5,462	7,838	1,344	10,622	11,966
Small business loans	15,737	5,519	21,256	10,164	2,106	12,270
Total	$41,595	$10,981	$52,576	$30,546	$12,728	$43,274

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

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three and nine months ended September 30, 2025 and September 30, 2024 under the CECL model in accordance with ASC 326:

	Three Months Ended September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,411	$—	$—	$385	$3,796
Home equity lines and loans	1,264	—	1	76	1,341
Residential mortgage	1,097	—	—	208	1,305
Construction	1,581	—	—	224	1,805
Commercial and industrial	3,653	(847)	55	975	3,836
Small business loans	7,837	(997)	4	1,462	8,306
Consumer	—	(4)	1	3	—
Leases	2,008	(273)	153	(483)	1,405
Total	$20,851	$(2,121)	$214	$2,850	$21,794

	Nine Months Ended September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,469	$—	$—	$327	$3,796
Home equity lines and loans	1,147	—	4	190	1,341
Residential mortgage	1,021	—	2	282	1,305
Construction	923	(738)	—	1,620	1,805
Commercial and industrial	3,098	(3,135)	83	3,790	3,836
Small business loans	6,304	(3,426)	36	5,392	8,306
Consumer	—	(11)	3	8	—
Leases	2,476	(1,798)	641	86	1,405
Total	$18,438	$(9,108)	$769	$11,695	$21,794

	Three Months Ended September 30, 2024
(dollars in thousands)	Beginning Balance	Initial PCD on purchased loan	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,676	$—	$—	$—	$(33)	$3,643
Home equity lines and loans	1,114	—	—	1	(10)	1,105
Residential mortgage	1,059	—	—	—	(78)	981
Construction	591	—	—	—	(12)	579
Commercial and industrial	4,811	574	(107)	—	601	5,879
Small business loans	7,498	—	(1,104)	41	732	7,167
Consumer	—	—	(2)	1	1	—
Leases	2,954	—	(1,227)	109	775	2,611
Total	$21,703	$574	$(2,440)	$152	$1,976	$21,965

	Nine Months Ended September 30, 2024
(dollars in thousands)	Beginning Balance	Initial PCD on purchased loan	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,375	$—	$—	$—	$(732)	$3,643
Home equity lines and loans	998	—	(86)	29	164	1,105
Residential mortgage	1,020	—	—	—	(39)	981
Construction	485	—	—	—	94	579
Commercial and industrial	4,518	574	(1,935)	2	2,720	5,879
Small business loans	7,005	—	(2,583)	108	2,637	7,167
Consumer	—	—	(3)	3	—	—
Leases	3,706	—	(4,629)	382	3,152	2,611
Total	$22,107	$574	$(9,236)	$524	$7,996	$21,965

Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for credit losses - funded loans	$2,850	$1,976	$11,695	$7,996
Provision (recovery) for credit losses - unfunded loans	—	306	170	(168)
Total provision for credit losses	$2,850	$2,282	$11,865	$7,828

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and other finance receivables by portfolio segment based on the methodology used to evaluate the loans and other finance receivables at the dates indicated:

	September 30, 2025
	Allowance for credit losses			Carrying value
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$292	$3,504	$3,796	$1,241	$871,256	$872,497
Home equity lines and loans	—	1,341	1,341	1,583	103,526	105,109
Residential mortgage	125	1,180	1,305	9,840	236,201	246,041
Construction	—	1,805	1,805	10,308	304,787	315,095
Commercial and industrial	818	3,018	3,836	7,838	410,231	418,069
Small business loans	2,111	6,195	8,306	21,256	116,638	137,894
Consumer	—	—	—	—	336	336
Leases, net	—	1,405	1,405	—	49,766	49,766
Total	$3,346	$18,448	$21,794	$52,066	$2,092,741	$2,144,807

(1) Excludes deferred fees and loans carried at fair value.

	December 31, 2024
	Allowance for credit losses			Carrying value
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,469	$3,469	$809	$823,167	$823,976
Home equity lines and loans	—	1,147	1,147	1,716	89,005	90,721
Residential mortgage	29	992	1,021	7,560	230,504	238,064
Construction	—	923	923	8,613	250,940	259,553
Commercial and industrial	855	2,243	3,098	11,966	355,400	367,366
Small business loans	1,808	4,496	6,304	12,270	143,505	155,775
Consumer	—	—	—	—	349	349
Leases, net	—	2,476	2,476	—	75,987	75,987
Total	$2,692	$15,746	$18,438	$42,934	$1,968,857	$2,011,791

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

The following tables detail the carrying value of loans and other finance receivables by portfolio segment based on year of origination and the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	September 30, 2025						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Commercial mortgage
Pass/Watch	$82,437	$122,828	$107,235	$160,338	$137,557	$240,683	$184	$—	$851,262
Special Mention	—	—	3,423	1,308	—	1,167	—	—	5,898
Substandard	—	—	200	8,127	—	7,010	—	—	15,337
Total	$82,437	$122,828	$110,858	$169,773	$137,557	$248,860	$184	$—	$872,497
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$63,309	$132,743	$37,291	$16,831	$3,503	$8,339	$—	$32,141	$294,157
Special Mention	—	211	—	—	—	—	—	—	211
Substandard	576	—	1,185	10,365	2,724	2,590	—	3,287	20,727
Total	$63,885	$132,954	$38,476	$27,196	$6,227	$10,929	$—	$35,428	$315,095
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$(738)	$(738)

Commercial and industrial
Pass/Watch	$66,558	$66,204	$16,788	$18,013	$9,783	$22,696	$—	$191,195	$391,237
Special Mention	—	—	—	161	3,939	—	—	4,274	8,374
Substandard	—	—	850	—	1,348	7,596	—	8,664	18,458
Total	$66,558	$66,204	$17,638	$18,174	$15,070	$30,292	$—	$204,133	$418,069
Year-to-date gross charge-offs	$(90)	$(1,330)	$(160)	$(23)	$(264)	$—	$—	$(1,268)	$(3,135)

Small business loans
Pass/Watch	$25,867	$18,083	$19,050	$17,354	$10,291	$9,565	$—	$10,103	$110,313
Special Mention	—	199	77	—	34	—	—	50	360
Substandard	2,938	1,935	3,328	834	9,879	4,137	—	4,170	27,221
Total	$28,805	$20,217	$22,455	$18,188	$20,204	$13,702	$—	$14,323	$137,894
Year-to-date gross charge-offs	$—	$(432)	$(550)	$(233)	$(692)	$(944)	$—	$(575)	$(3,426)

Total by risk rating
Pass/Watch	$238,171	$339,858	$180,364	$212,536	$161,134	$281,283	$184	$233,439	$1,646,969
Special Mention	—	410	3,500	1,469	3,973	1,167	—	4,324	14,843
Substandard	3,514	1,935	5,563	19,326	13,951	21,333	—	16,121	81,743
Total	$241,685	$342,203	$189,427	$233,331	$179,058	$303,783	$184	$253,884	$1,743,555
Total year-to-date gross charge-offs	$(90)	$(1,762)	$(710)	$(256)	$(956)	$(944)	$—	$(2,581)	$(7,299)

	December 31, 2024						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Commercial mortgage
Pass/Watch	$118,289	$99,971	$162,831	$140,046	$92,705	$184,157	$511	$189	$798,699
Special Mention	—	3,471	11,258	972	47	767	667	—	17,182
Substandard	—	200	30	—	4,681	3,184	—	—	8,095
Total	$118,289	$103,642	$174,119	$141,018	$97,433	$188,108	$1,178	$189	$823,976
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$89,417	$61,040	$38,315	$10,935	$7,015	$4,229	$123	$34,613	$245,687
Special Mention	160	1,185	2,948	—	—	—	—	—	4,293
Substandard	—	—	1,277	1,605	516	2,608	—	3,567	9,573
Total	$89,577	$62,225	$42,540	$12,540	$7,531	$6,837	$123	$38,180	$259,553
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass/Watch	$81,352	$23,658	$16,844	$15,634	$8,499	$23,220	$—	$162,980	$332,187
Special Mention	—	850	2,599	438	—	—	—	2,455	6,342
Substandard	—	115	3,813	2,365	—	9,978	—	12,566	28,837
Total	$81,352	$24,623	$23,256	$18,437	$8,499	$33,198	$—	$178,001	$367,366
Year-to-date gross charge-offs	$(351)	$(1,136)	$(41)	$—	$—	$(1,324)	$—	$(3,515)	$(6,367)

Small business loans
Pass/Watch	$35,720	$23,714	$24,446	$22,800	$6,699	$6,226	$—	$13,818	$133,423
Special Mention	—	425	507	2,335	1,332	—	—	—	4,599
Substandard	—	1,804	1,294	8,481	4,085	—	—	2,089	17,753
Total	$35,720	$25,943	$26,247	$33,616	$12,116	$6,226	$—	$15,907	$155,775
Year-to-date gross charge-offs	$—	$(118)	$(1,986)	$(1,064)	$(352)	$—	$—	$(780)	$(4,300)

Total by risk rating
Pass/Watch	$324,778	$208,383	$242,436	$189,415	$114,918	$217,832	$634	$211,600	$1,509,996
Special Mention	160	5,931	17,312	3,745	1,379	767	667	2,455	32,416
Substandard	—	2,119	6,414	12,451	9,282	15,770	—	18,222	64,258
Total	$324,938	$216,433	$266,162	$205,611	$125,579	$234,369	$1,301	$232,277	$1,606,670
Total year-to-date gross charge-offs	$(351)	$(1,254)	$(2,027)	$(1,064)	$(352)	$(1,324)	$—	$(4,295)	$(10,667)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2025 and December 31, 2024.

In addition to credit quality indicators as shown in the above tables, allowance allocations for home equity lines and loans, residential mortgages, consumer loans and leases are also applied based on their year of origination and performance status at the dates indicated:

	September 30, 2025						Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Home equity lines and loans
Performing	$825	$661	$249	$605	$208	$3,247	$97,251	$103,046
Nonperforming	—	—	—	—	91	342	1,630	2,063
Total	$825	$661	$249	$605	$299	$3,589	$98,881	$105,109
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$22,076	$11,832	$38,129	$134,792	$15,885	$13,487	$—	$236,201
Nonperforming	—	437	674	3,266	739	4,724	—	9,840
Total	$22,076	$12,269	$38,803	$138,058	$16,624	$18,211	$—	$246,041
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$10	$5	$25	$14	$—	$227	$55	$336
Nonperforming	—	—	—	—	—	—	—	—
Total	$10	$5	$25	$14	$—	$227	$55	$336
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(11)	$(11)

Leases, net
Performing	$2,184	$548	$11,440	$23,274	$8,842	$1,177	$—	$47,465
Nonperforming	—	—	483	1,275	506	37	—	2,301
Total	$2,184	$548	$11,923	$24,549	$9,348	$1,214	$—	$49,766
Year-to-date gross charge-offs	$—	$—	$(90)	$(1,010)	$(667)	$(31)	$—	$(1,798)

Total by Payment Performance
Performing	$25,095	$13,046	$49,843	$158,685	$24,935	$18,138	$97,306	$387,048
Nonperforming	—	437	1,157	4,541	1,336	5,103	1,630	14,204
Total	$25,095	$13,483	$51,000	$163,226	$26,271	$23,241	$98,936	$401,252
Total year-to-date gross charge-offs	$—	$—	$(90)	$(1,010)	$(667)	$(31)	$(11)	$(1,809)
(1) Excludes $14.5 million of loans at fair value.

	December 31, 2024						Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Home equity lines and loans
Performing	$705	$332	$620	$211	$328	$3,313	$83,016	$88,525
Nonperforming	—	—	—	91	—	342	1,763	2,196
Total	$705	$332	$620	$302	$328	$3,655	$84,779	$90,721
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(86)	$(86)

Residential mortgage (1)
Performing	$13,878	$43,860	$140,953	$16,761	$6,808	$8,245	$—	$230,505
Nonperforming	129	253	2,323	752	357	3,745	—	7,559
Total	$14,007	$44,113	$143,276	$17,513	$7,165	$11,990	$—	$238,064
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$14	$32	$22	$—	$—	$241	$40	$349
Nonperforming	—	—	—	—	—	—	—	—
Total	$14	$32	$22	$—	$—	$241	$40	$349
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(5)	$(5)

Leases, net
Performing	$741	$15,594	$36,229	$17,253	$4,326	$—	$—	$74,143
Nonperforming	—	298	945	493	108	—	—	1,844
Total	$741	$15,892	$37,174	$17,746	$4,434	$—	$—	$75,987
Year-to-date gross charge-offs	$—	$(968)	$(3,606)	$(1,077)	$(265)	$—	$—	$(5,916)

Total by Payment Performance
Performing	$15,338	$59,818	$177,824	$34,225	$11,462	$11,799	$83,056	$393,522
Nonperforming	129	551	3,268	1,336	465	4,087	1,763	11,599
Total	$15,467	$60,369	$181,092	$35,561	$11,927	$15,886	$84,819	$405,121
Total year-to-date gross charge-offs	$—	$(968)	$(3,606)	$(1,077)	$(265)	$—	$(91)	$(6,007)
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
The following presents, by class, information regarding accruing and nonaccrual modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	5	$2,780	2.0%	$—	2	$557	0.4%	$—
Construction	—	—	—%	—	1	319	0.1%	—
Commercial mortgage	3	1,388	0.2%	—	—	—	—%	—
Total	8	$4,168		$—	3	$876		$—
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Leases	2	109	0.2%	—	—	—	—%	—
Total	2	$109		$—	—	$—		$—

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	9	$5,186	3.8%	$—	3	$722	0.5%	$—
Construction	4	11,068	3.5%	868	1	319	0.1%	—
Commercial mortgage	4	2,347	0.3%	—	—	—	—%	—
Commercial & industrial	3	1,949	0.5%	—	5	2,737	0.8%	—
Total	20	$20,550		$868	9	$3,778		$—
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	1	$440	0.3%	$—	1	$1,271	0.8%	$942
Construction	1	3,287	1.0%	474	—	—	—%	—
Commercial & industrial	—	—	—%	—	4	2,276	0.6%	—
Leases	20	953	1.9%	—	—	—	—%	—
Residential mortgage	2	909	0.3%	—	—	—	—%	—
Total	24	$5,589		$474	5	$3,547		$942

The following presents, by class, information regarding accruing and nonaccrual modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Number	Financial Effect	Number	Financial Effect

Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	5	Extend maturity date	2	Extend maturity date
Construction	—	Extend maturity date	1	Extend maturity date
Commercial mortgage	3	Extend maturity date	—
Total	8		3
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Leases	2	Extend maturity date	—
Total	2		—

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Number	Financial Effect	Number	Financial Effect

Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	9	Extend maturity date	3	Extend maturity date
Construction	4	Extend maturity date and allow additional funding	1	Extend maturity date
Commercial mortgage	4	Extend maturity date and allow additional funding	—
Commercial & industrial	3	Extend maturity date	5	Extend maturity date and allow additional funding
Total	20		9
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Small business loans	1	Extend maturity date	1	Extend maturity date
Construction	1	Extend maturity date	—
Commercial & industrial	—		4	Extend maturity date and allow additional funding
Leases	20	Extend maturity date	—
Residential mortgage	2	Extend maturity date	—
Total	24		5

There were 10 and 3 modifications granted to borrowers experiencing financial difficulty during the three months ended September 30, 2025 and September 30, 2024, respectively. There were 44 and 14 modifications granted to borrowers experiencing financial difficulty for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The increase period over period in assistance provided to borrowers experiencing financial difficulty was seen in small business loans, leases, and construction and commercial mortgage loans. The primary factor for the financial difficulty generally comes from higher interest rates (small business loans) or higher rates for longer periods (which for construction, caused the borrower to go through their interest reserve quicker).

There were zero loans that had payment defaults during the nine months ended September 30, 2025, respectively, and zero during the nine months ended September 30, 2024, that were modified in the 12 months before default to borrowers experiencing financial difficulty. There were $1.3 million in commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the nine months ended September 30, 2025 and no commitments to lend additional funds to such borrowers during the nine months ended September 30, 2024.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of September 30, 2025 and 2024.

	September 30, 2025
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Small business loans	$5,186	$—	$—	$—	$2,711	$7,897
Construction	11,068	—	—	—	6,011	17,079
Commercial mortgage	2,347	—	—	—	—	2,347
Commercial & industrial	1,949	—	—	—	492	2,441
Leases	—	—	—	—	953	953
Residential mortgage	—	—	—	—	1,310	1,310
Total	$20,550	$—	$—	$—	$11,477	$32,027

	September 30, 2024
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Small business loans	$722	$—	$—	$—	$1,303	$2,025
Construction	319	—	—	—	—	319
Commercial & industrial	2,737	—	—	—	2,276	5,013
Total	$3,778	$—	$—	$—	$3,579	$7,357

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has 4 unsecured borrowing facilities with correspondent banks for up to $56 million in total. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 and $0 in Federal funds purchased at September 30, 2025 and December 31, 2024. The Corporation also has a facility with the Federal Reserve Bank discount window of $5 million. This facility is fully secured by investment securities and pledged loans. There were no borrowings under this at September 30, 2025 and December 31, 2024. The Holding Company has a revolving line of credit with ACBB of $5 million that is used to fund operating activities of the Corporation.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	September 30, 2025	December 31, 2024
FHLB Mid-term Repo Fixed	10/14/2025	5.16%	$9,492	$9,492
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	8,935	8,935
FHLB Open Repo Plus Weekly	6/15/2026	4.47%	89,999	75,205
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	—
ACBB Holding Company Revolving LOC	7/24/2026	7.50%	3,000	5,000
Total Short-Term Borrowings			$126,671	$98,632

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	September 30, 2025	December 31, 2024
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	$10,594	$10,594
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	—	15,245
Total Long-Term Borrowings			$10,594	$25,839

The FHLB has also issued $183.2 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2025.
The Corporation has a maximum borrowing capacity with the FHLB of $746.0 million as of September 30, 2025 and $699.3 million as of December 31, 2024. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
Residential Mortgage Loans
The related MSR asset is amortized over the period of the estimated future net servicing life of the underlying assets. MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the MSR. The Corporation serviced $10 million and $122 million of residential mortgage loans as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Corporation recognized servicing fee income of $5 thousand and $129 thousand, compared to $572 thousand and $1.7 million, during the three and nine months ended September 30, 2024.
Changes in the MSR balance are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of the period	$71	$8,026	$1,124	$8,621
Servicing rights capitalized	14	48	22	80
Amortization of servicing rights	(3)	(292)	(85)	(919)
Sale of servicing assets	—	—	(979)	—
Balance at end of the period	$82	$7,782	$82	$7,782

The decrease in MSR balance in the table above from September 30, 2024 to September 30, 2025 was the result of the Corporation's sale of residential mortgage loan servicing rights during the fourth quarter of 2024, as well as during the second quarter of 2025. During the fourth quarter of 2024 the Corporation sold approximately $6.6 million of residential mortgage loan servicing rights associated with $777.2 million of serviced loans. During the second quarter of 2025 the Corporation sold approximately $979 thousand of residential mortgage loan servicing rights associated with $110.2 million of serviced loans.
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2025, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.07% and a discount rate equal to 9.50%. At December 31, 2024, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 10.97% and a discount rate equal to 9.50%.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2025	December 31, 2024
Fair value of residential mortgage servicing rights	$109	$1,494

Weighted average life (months)	47	43

Prepayment speed	9.07%	10.97%
Impact on fair value:
10% adverse change	$(5)	$(63)
20% adverse change	(9)	(121)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(4)	$(53)
20% adverse change	(8)	(102)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $294.1 million and $246.3 million of SBA loans, as of September 30, 2025 and December 31, 2024, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of the period	$3,587	$3,315	$3,258	$3,127
Servicing rights capitalized	454	208	1,339	661
Amortization of servicing rights	(275)	(325)	(865)	(785)
Change in valuation allowance	(3)	(7)	31	188
Balance at end of the period	$3,763	$3,191	$3,763	$3,191
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Valuation allowance, beginning of period	$(40)	$(73)	$(74)	$(268)
Impairment	(3)	(7)	(3)	(7)
Recovery	—	—	34	195
Valuation allowance, end of period	$(43)	$(80)	$(43)	$(80)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2025, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.30% and a discount rate equal to 12.68%. At December 31, 2024, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.18% and a discount rate equal to 13.40%.

The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2025	December 31, 2024
Fair value of SBA loan servicing rights	$4,346	$3,670

Weighted average life (years)	3.1	3.2

Prepayment speed	17.30%	17.18%
Impact on fair value:
10% adverse change	$(197)	$(166)
20% adverse change	(377)	(317)

Discount rate	12.68%	13.40%
Impact on fair value:
10% adverse change	$(97)	$(81)
20% adverse change	(189)	(159)
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

The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	September 30, 2025
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$26,907	$—	$26,907	$—
U.S. government agency MBS	27,315	—	27,315	—
U.S. government agency CMO	57,196	—	57,196	—
State and municipal securities	39,614	—	39,614	—
U.S. Treasuries	16,068	16,068	—	—
Non-U.S. government agency CMO	9,332	—	9,332
Corporate bonds	17,836	—	17,836	—
Equity investments	2,150	—	2,150	—
Mortgage loans held for sale	28,016	—	28,016	—
Mortgage loans held for investment	14,454	—	14,454	—
Interest rate lock commitments	351	—	—	351
Forward commitments	17	—	—	17
Customer derivatives - interest rate swaps	2,053	—	2,053	—
Fair Value Hedge	16	—	16	—
Total	$241,325	$16,068	$224,889	$368

Liabilities
Interest rate lock commitments	$61	$—	$—	$61
Forward commitments	20	—	—	20
Customer derivatives - interest rate swaps	2,082	—	2,082	—
Risk Participation Agreements	12	—	12	—
Interest rate swaps	304	—	304	—
Total	$2,479	$—	$2,398	$81

	December 31, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$29,844	$—	$29,844	$—
U.S. government agency MBS	20,871	—	20,871	—
U.S. government agency CMO	45,613	—	45,613	—
State and municipal securities	36,696	—	36,696	—
U.S. Treasuries	15,450	15,450	—	—
Non-U.S. government agency CMO	11,729	—	11,729	—
Corporate bonds	14,101	—	14,101	—
Equity investments	2,086	—	2,086	—
Mortgage loans held for sale	32,413	—	32,413	—
Mortgage loans held for investment	14,501	—	14,501	—
Interest rate lock commitments	216	—	—	216
Forward commitments	30	—	30	—
Customer derivatives - interest rate swaps	2,755	—	2,755	—
Fair Value Hedge	3	—	3	—
Interest rate swaps	9	—	9	—
Total	$226,317	$15,450	$210,651	$216

Liabilities
Interest rate lock commitments	$35	$—	$—	$35
Forward commitments	2,745	—	2,745	—
Customer derivatives - interest rate swaps	91	—	91	—
Risk Participation Agreements	61	—	61	—
Total	$2,932	$—	$2,897	$35
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	September 30, 2025	December 31, 2024
Mortgage servicing rights	$82	$1,124
SBA loan servicing rights	3,763	3,258
Individually evaluated loans (1)
Commercial and industrial	629	1,944
Construction	5,720	—
Small business loans	3,018	2,284
Total	$13,212	$8,610

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. The increase in individually evaluated commercial and industrial loans noted above was due to reassessing how we evaluate the impairment on a loan relationship to now be based on the fair value of collateral.
The following table details the valuation techniques for Level 3 individually evaluated loans.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
September 30, 2025	$9,367	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
December 31, 2024	4,228	Appraisal of collateral	Management adjustments on appraisals for property type and recent activity	2%-33% discount
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

The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

	Fair Value Hierarchy Level	September 30, 2025		December 31, 2024
(dollars in thousands)		Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$39,989	$39,989	$27,462	$27,462
Mortgage loans held for sale	Level 2	28,016	28,016	32,413	32,413
Loans and other finance receivables, net of ACL	Level 3	2,148,391	2,091,630	2,015,936	1,967,986
Mortgage loans held for investment	Level 2	14,454	14,454	14,501	14,501
Financial liabilities:
Deposits	Level 2	$2,131,116	$2,169,100	$2,005,368	$2,014,200
Borrowings	Level 2	137,265	137,800	124,471	133,200
Subordinated debentures	Level 2	49,822	49,522	49,743	48,572
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of the period	$346	$451	$216	$214
Increase in value	5	(32)	135	205
Balance at end of the period	$351	$419	$351	$419
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
September 30, 2025	$351	Market comparable pricing	Pull through	1 - 99%	89.56%
December 31, 2024	216	Market comparable pricing	Pull through	1 - 99%	83.27%

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
In June 2023 the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments paid on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the three and nine months ended September 30, 2025, approximately $17 thousand and $167 thousand, net of tax, is recorded in total comprehensive income as an unrealized gain and an unrealized loss, respectively, while for the three and nine months ended September 30, 2024, approximately $1.2 million and $264 thousand, net of tax, is recorded in total comprehensive income as unrealized losses. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September

30, 2025. At September 30, 2025 and December 31, 2024, the combined notional amount of the interest rate swaps was $75 million and $75 million, respectively, and the fair value was a liability of $304 thousand and $52 thousand, respectively.
In August 2024 the Corporation entered into an interest rate swap classified as a fair value hedge with a notional amount of $40 million, to hedge the interest payments received on a pool of residential mortgage loans held in portfolio. Under the terms of the swap agreement, the Corporation pays an average fixed rate of 3.60% and receives a variable rate in return indexed to SOFR. The swap matures August 2027. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in fair value of the hedged item. For the three and nine months ended September 30, 2025, approximately $9 thousand and $13 thousand, respectively, net of tax, is recorded as a fair values adjustment. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2025.

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

The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		September 30, 2025		December 31, 2024
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$56,137	$351	$35,820	$216
Negative fair values	Other liabilities	14,146	(61)	9,049	(35)
Total		$70,283	$290	$44,869	$181

Forward Commitments
Positive fair values	Other assets	$7,750	$17	$4,250	$30
Negative fair values	Other liabilities	5,250	(20)	500	—
Total		$13,000	$(3)	$4,750	$30

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$54,489	$2,053	$47,676	$2,755
Negative fair values	Other liabilities	54,489	(2,082)	47,676	(2,745)
Total		$108,978	$(29)	$95,352	$10

Customer Derivatives - Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	13,435	(12)	7,382	(91)
Total		$13,435	$(12)	$7,382	$(91)

Fair Value Hedge
Positive fair values	Other assets	$40,000	$16	$40,000	$3
Negative fair values	Other liabilities	—	—	—	—
Total		$40,000	$16	$40,000	$3

Interest Rate Swaps
Positive fair values	Other assets	$—	$—	$25,000	$9
Negative fair values	Other liabilities	75,000	(304)	50,000	(61)
Total		$75,000	$(304)	$75,000	$(52)

Total derivative financial instruments		$320,696	$(42)	$267,353	$81
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the net change in the fair value of derivative instruments:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Interest Rate Lock Commitments	$(17)	$(30)	$109	$172
Forward Commitments	108	4	(33)	47
Customer Derivatives - Interest Rate Swaps	7	(30)	(39)	(5)
Customer Derivatives - Risk Participation Agreements	31	(46)	139	(38)
Net change in the fair value of derivative instruments	$129	$(102)	$176	$176
Net realized losses on derivative hedging activities were $166 thousand and $129 thousand, for the three and nine months ended September 30, 2025, and net realized losses of $197 thousand and $279 thousand, for the three and nine months ended September 30, 2024, and are included in non-interest income in the consolidated statements of income.

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

	Segment Information
	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$42,584	$—	$525	$43,109	$39,555	$—	$764	$40,319
Interest expense	19,612	(43)	424	19,993	21,404	(46)	719	22,077
Net interest income	22,972	43	101	23,116	18,151	46	45	18,242
Provision for credit losses	2,850	—	—	2,850	2,282	—	—	2,282
Net interest income after provision	20,122	43	101	20,266	15,869	46	45	15,960

Non-interest Income:
Mortgage banking income	76	—	5,838	5,914	(7)	—	6,481	6,474
Wealth management income	—	1,610	—	1,610	—	1,447	—	1,447
SBA loan income	1,431	—	—	1,431	544	—	—	544
Net change in fair values	38	—	229	267	(76)	—	1,108	1,032
Net gain (loss) on hedging activity	—	—	(166)	(166)	—	—	(197)	(197)
Other	818	—	79	897	897	—	634	1,531
Non-interest income	2,363	1,610	5,980	9,953	1,358	1,447	8,026	10,831

Non-interest expense:
Salaries and employee benefits	8,270	817	4,526	13,613	7,292	557	4,980	12,829
Occupancy and equipment	748	2	241	991	783	18	442	1,243
Professional fees	947	62	83	1,092	961	14	131	1,106
Data processing and software	1,441	44	380	1,865	1,129	44	380	1,553
Advertising and promotion	657	105	115	877	518	96	103	717
Pennsylvania bank shares tax	250	4	—	254	178	3	—	181
Other	2,518	107	229	2,854	2,426	108	383	2,917
Non-interest expense	14,831	1,141	5,574	21,546	13,287	840	6,419	20,546
Income before income taxes	$7,654	$512	$507	$8,673	$3,940	$653	$1,652	$6,245

Total Assets	$2,478,694	$12,559	$49,877	$2,541,130	$2,319,072	$10,543	$58,106	$2,387,721

	Segment Information
	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$122,141	$—	$1,347	$123,488	$114,349	$—	$1,650	$115,999
Interest expense	58,440	(116)	1,113	59,437	62,821	(76)	1,557	64,302
Net interest income	63,701	116	234	64,051	51,528	76	93	51,697
Provision for credit losses	11,865	—	—	11,865	7,828	—	—	7,828
Net interest income after provision	51,836	116	234	52,186	43,700	76	93	43,869

Non-interest Income:
Mortgage banking income	126	—	14,943	15,069	147	—	15,381	15,528
Wealth management income	(1)	4,638	—	4,637	1	4,207	—	4,208
SBA loan income	4,167	—	—	4,167	2,315	—	—	2,315
Gain on sale of MSRs	32	—	383	415	—	—	—	—
Net change in fair values	101	—	846	947	(42)	—	1,122	1,080
Net loss on hedging activity	—	—	(129)	(129)	—	—	(279)	(279)
Other	2,879	—	580	3,459	2,487	—	2,720	5,207
Non-interest income	7,304	4,638	16,623	28,565	4,908	4,207	18,944	28,059

Non-interest expense:
Salaries and employee benefits	23,663	2,030	12,484	38,177	20,624	1,666	12,549	34,839
Occupancy and equipment	2,269	12	1,085	3,366	2,256	81	1,369	3,706
Professional fees	2,643	124	252	3,019	2,617	31	985	3,633
Data processing and software	3,799	129	1,122	5,050	3,440	125	1,026	4,591
Advertising and promotion	2,301	297	335	2,933	1,879	261	314	2,454
Pennsylvania bank shares tax	779	13	—	792	715	14	—	729
Other	7,185	303	821	8,309	6,431	301	1,054	7,786
Non-interest expense	42,639	2,908	16,099	61,646	37,962	2,479	17,297	57,738
Income before income taxes	$16,501	$1,846	$758	$19,105	$10,646	$1,804	$1,740	$14,190

Total Assets	$2,478,694	$12,559	$49,877	$2,541,130	$2,319,072	$10,543	$58,106	$2,387,721
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
Forward-Looking Statements
Meridian Corporation may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties that could cause actual results to differ materially include, without limitation: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL; cyber-security concerns; rapid technological developments and changes; increased competitive pressures; changes in spreads on interest-earning assets and interest-bearing liabilities; changes in general economic conditions and conditions within the securities markets; escalating tariff and other trade policies and the resulting impacts on market volatility and global trade; the impact of uncertain or changing political conditions or any current or future federal government shutdown and uncertainty regarding the federal government's debt limit; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; legislation affecting the financial services industry as a whole, and Meridian Corporation, in particular; changes in accounting policies, practices or guidance; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements.
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

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of September 30, 2025 compared to December 31, 2024 and the results of operations for the three and nine months ended September 30, 2025 compared to the same periods in 2024. More detailed information related to these highlights can be found in the sections that follow.

Changes in Financial Condition - September 30, 2025 Compared to December 31, 2024
•Total assets increased $155.3 million, or 6.5%, to $2.5 billion as of September 30, 2025.
•Portfolio loans increased $133.0 million, or 6.6%, to $2.2 billion as of September 30, 2025.
•Mortgage loans held for sale decreased $4.4 million, or 13.6%, to $28.0 million as of September 30, 2025.
•Total deposits increased $125.7 million or 6.3% to $2.1 billion as of September 30, 2025.
•The Corporation raised $2.8 million in common equity through an ATM offering during the nine months ended September 30, 2025.
•The Corporation earned net income of $14.7 million during the nine months ended September 30, 2025 and returned $4.2 million of capital to Meridian shareholders during the nine months ended September 30, 2025 through a $0.125 dividend per share in each of the first three quarters of the year.

Three Month Results of Operations - September 30, 2025 Compared to the Same Period in 2024
•Net income was $6.7 million, or $0.58 per diluted share, up $1.9 million, or 40.4%, driven by higher net interest income, offset somewhat by a higher provision for credit losses and higher non-interest expense.
•The return on average assets and return on average equity were 1.04% and 14.42%, respectively, for the third quarter 2025, compared to 0.80% and 11.41%, respectively, for the third quarter 2024.
•Net interest income increased $4.9 million, or 26.7%, to $23.1 million and the net interest margin increased to 3.77% from 3.20%, due to the impact of deposit and borrowing cost declines as well as the in increase in average noninterest-bearing deposits over the period.
•The overall provision for credit losses increased $568 thousand when comparing the third quarter 2025 to the third quarter 2024. While net-charge offs were down over this period, the increase in provision was driven by providing for loan growth, an increase in non-performing loans, and adjusting for macro-economic impacts due to the current economic and market uncertainty.
•Non-interest income decreased $878 thousand, or 8.1%, to $10.0 million driven by a $560 thousand decline in mortgage banking income, a $731 thousand decline the fair value of mortgage related items, partially offset by a $887 thousand increase in SBA loan income.
•Non-interest expense increased $1.0 million, or 4.9%, to $21.5 million due to a $784 thousand increase in salaries and employee benefits, and an increase of $312 thousand in data processing and software expense.

Nine Month Results of Operations - September 30, 2025 Compared to the Same Period in 2024
•Net income was $14.7 million, or $1.28 per diluted share, an increase of $3.9 million, or 36.3%, driven by a higher level of net interest income and non-interest income, offset somewhat by a higher provision for credit losses and higher non-interest expense.
•The return on average assets and return on average equity were 0.79% and 10.98%, respectively, for the nine months ended September 30, 2025, compared to 0.62% and 8.84%, respectively, for the nine months ended September 30, 2024.

•Net interest income increased $12.4 million, or 23.9%, to $64.1 million and the net interest margin increased to 3.59% from 3.12%, largely due to the impact of deposit and borrowing cost declines as well as the in increase in average noninterest-bearing deposits over the period.
•The overall provision for credit losses increased $4.0 million when comparing the nine months ended September 30, 2025 to nine months ended September 30, 2024 as we provided for loan growth, experienced an increase in non-performing loans, and while adjusting for macro-economic impacts due to the current economic and market uncertainty.
•Non-interest income increased $506 thousand, or 1.8%, to $28.6 million driven by a $1.9 million increase in SBA loan income, a $415 thousand net gain on sale of MSRs, and a $429 thousand increase in wealth management income, partially offset by a $459 thousand decline in mortgage banking income, and an overall $1.8 million decline in other non-interest income.
•Non-interest expense increased $3.9 million, or 6.8%, to $61.6 million due to a $3.3 million increase in salaries and employee benefits, and an increase of $523 thousand in other non-interest expense, partially offset by a decrease of $614 thousand in professional fees.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Return on average assets, annualized	1.04%	0.80%	0.79%	0.62%
Return on average equity, annualized	14.42%	11.41%	10.98%	8.84%
Net interest margin (tax effected yield)	3.77%	3.20%	3.59%	3.12%
Basic earnings per share	$0.59	$0.43	$1.30	$0.97
Diluted earnings per share	$0.58	$0.42	$1.28	$0.96
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Book value per common share	$16.33	$15.26
Tangible book value per common share (1)	$16.02	$14.93
Allowance as a percentage of loans and other finance receivables (excluding loans at fair value)	1.01%	0.91%
Tier I capital to risk weighted assets	8.41%	8.13%
Tangible common equity to tangible assets ratio (1)	7.27%	7.05%
Loans and other finance receivables, net of fees and costs	$2,162,845	$2,030,437
Total assets	$2,541,130	$2,385,867
Total stockholders’ equity	$188,029	$171,522

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three and nine months ended September 30, 2025 and 2024, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The table below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended September 30,
(dollars in thousands)	2025			2024
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$37,001	$412	4.42%	$30,519	$416	5.43%
Investment securities - taxable	172,404	1,895	4.36	145,845	1,480	4.04
Investment securities - tax exempt (1)	53,909	400	2.94	56,408	397	2.80
Loans held for sale	33,296	536	6.39	47,177	766	6.46
Loans held for investment (1)	2,146,651	39,942	7.38	1,997,574	37,339	7.44
Total loans	2,179,947	40,478	7.37	2,044,751	38,105	7.41
Total interest-earning assets	2,443,261	43,185	7.01%	2,277,523	40,398	7.06%
Noninterest earning assets	91,304			95,738
Total assets	$2,534,565			$2,373,261
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$173,023	$1,314	3.01%	$132,257	$1,390	4.18%
Money market and savings deposits	973,952	8,322	3.39	800,406	8,391	4.17
Time deposits	743,472	7,782	4.15	781,172	9,532	4.85
Total interest - bearing deposits	1,890,447	17,418	3.66	1,713,835	19,313	4.48
Borrowings	123,695	1,495	4.80	160,063	1,985	4.93
Subordinated debentures	49,802	1,080	8.60	49,908	779	6.21
Total interest-bearing liabilities	2,063,944	19,993	3.84	1,923,806	22,077	4.57
Noninterest-bearing deposits	253,374			246,310
Other noninterest-bearing liabilities	34,005			37,836
Total liabilities	2,351,323			2,207,952
Total stockholders' equity	183,242			165,309
Total stockholders' equity and liabilities	$2,534,565			$2,373,261
Net interest income and spread (1)		$23,192	3.17		$18,321	2.49
Net interest margin (1)			3.77%			3.20%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

	For the Nine Months Ended September 30,
(dollars in thousands)	2025			2024
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$43,574	$1,452	4.46%	$25,712	$1,047	5.44%
Investment securities - taxable	166,431	5,380	4.32	136,275	4,055	3.97
Investment securities - tax exempt (1)	54,350	1,150	2.83	57,007	1,204	2.82
Loans held for sale	28,567	1,364	6.38	33,914	1,661	6.54
Loans held for investment (1)	2,100,305	114,364	7.28	1,971,595	108,274	7.34
Total loans	2,128,872	115,728	7.27	2,005,509	109,935	7.32
Total interest-earning assets	2,393,227	123,710	6.91%	2,224,503	116,241	6.98%
Noninterest earning assets	89,446			96,228
Total assets	$2,482,673			$2,320,731
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$165,309	$3,897	3.15%	$134,814	$4,036	4.00%
Money market and savings deposits	944,118	24,227	3.43	786,345	24,512	4.16
Time deposits	733,526	23,463	4.28	744,025	27,148	4.87
Total interest - bearing deposits	1,842,953	51,587	3.74	1,665,184	55,696	4.47
Borrowings	128,526	4,636	4.82	169,265	6,271	4.95
Subordinated debentures	49,775	3,214	8.63	49,877	2,335	6.25
Total interest-bearing liabilities	2,021,254	59,437	3.93	1,884,326	64,302	4.56
Noninterest-bearing deposits	249,127			236,239
Other noninterest-bearing liabilities	33,954			37,739
Total liabilities	2,304,335			2,158,304
Total stockholders' equity	178,338			162,427
Total stockholders' equity and liabilities	$2,482,673			$2,320,731
Net interest income and spread (1)		$64,273	2.98		$51,939	2.42
Net interest margin (1)			3.59%			3.12%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate / Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 Compared to 2024
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$(83)	$79	$(4)	$(217)	$622	$405
Investment securities - taxable	130	285	415	372	953	1,325
Investment securities - tax exempt (1)	21	(18)	3	2	(56)	(54)
Loans held for sale	(6)	(224)	(230)	(41)	(256)	(297)
Loans held for investment (1)	(172)	2,775	2,603	(925)	7,015	6,090
Total loans	(178)	2,551	2,373	(966)	6,759	5,793
Total interest income	$(110)	$2,897	$2,787	$(809)	$8,278	$7,469
Interest expense:
Interest-bearing demand deposits	$(442)	$366	$(76)	$(952)	$813	$(139)
Money market and savings deposits	(1,707)	1,638	(69)	(4,741)	4,456	(285)
Time deposits	(1,307)	(443)	(1,750)	(3,307)	(378)	(3,685)
Total interest - bearing deposits	(3,456)	1,561	(1,895)	(9,000)	4,891	(4,109)
Borrowings	(49)	(441)	(490)	(162)	(1,473)	(1,635)
Subordinated debentures	303	(2)	301	884	(5)	879
Total interest expense	$(3,202)	$1,118	$(2,084)	$(8,278)	$3,413	$(4,865)
Interest differential	$3,092	$1,779	$4,871	$7,469	$4,865	$12,334
(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended September 30, 2025 Compared to the Same Period in 2024
For the three months ended September 30, 2025 as compared to the same period in 2024, tax-equivalent interest income increased $2.8 million as favorable volume changes contributed $2.9 million to interest income, partially offset by rate changes that had a $110 thousand unfavorable impact on interest income. The loans held for investment average balances increased $149.1 million, leading to a favorable volume impact on interest income of $2.8 million, while the decrease in loans held for sale average balances of $13.9 million had a small unfavorable impact on interest income of $224 thousand. Growth in the loans held for investment portfolio was led by average balance increases in commercial mortgage loans ($69.2 million), home equity lines and loans ($18.1 million), commercial and industrial loans ($26.1 million), and construction loans ($51.8 million). The change in rates led to decreased yields on loans held for sale (down 7 basis points) and loans held for investment (down 6 basis points) that unfavorably impact interest income by $178 thousand, overall.

On the funding side, overall interest expense decreased $2.1 million, largely driven by the a continuation in the decline of the cost of deposits and borrowings driven by the Fed's rates cuts over the last year. The cost of deposits were down across the board, leading to a $1.9 million decrease to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits decreased 117 basis points, 78 basis points and 70 basis points, respectively. These deposit cost declines were partially offset by overall volume increases as the average balances on money market and savings accounts increased $173.5 million, and the average balances on interest-bearing demand deposits increased $40.8 million, while time deposit average balances decreased $37.7 million.

The cost of borrowings decreased by 13 basis points, while the cost of subordinated debentures increased 239 basis points as the $40 million in 2019 Debentures converted to a floating rate instrument as of December 31, 2024, contributing a $303 thousand increase to interest expense. Borrowing balances decreased $36.4 million on average.

Overall, the $4.9 million increase in net interest income over this period was primarily driven by rate changes and secondarily through volume changes.

Nine Months Ended September 30, 2025 Compared to the Same Period in 2024
For the nine months ended September 30, 2025 as compared to the same period in 2024, tax-equivalent interest income increased $7.5 million as favorable volume changes contributed $8.3 million to interest income, partially offset by rate changes that had a $809 thousand unfavorable impact on interest income. The loans held for investment average balances increased $128.7 million, leading to a favorable volume impact on interest income of $7.0 million. Growth in the loans held for investment portfolio was led by average balance increases in commercial mortgage loans ($76.2 million), commercial and industrial loans ($32.7 million), construction loans

($27.3 million), and home equity lines and loans ($17.1 million). The change in rates led to decreased yields on loans held for sale (down 16 basis points) and loans held for investment (down 6 basis points) that unfavorably impacted interest income by $966 thousand, overall.

On the funding side, overall interest expense decreased $4.9 million, largely driven by the impact that the Fed's rate cuts over the last year have had on the cost of deposits and borrowings. The cost of deposits were down across the board, leading to a $4.1 million decrease to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits decreased 85 basis points, 73 basis points and 59 basis points, respectively. These deposit cost declines were partially offset by volume increases as the average balances on money market and savings accounts increased $157.8 million, the average balances on interest-bearing demand deposits increased $30.5 million, while time deposit average balances decreased $10.5 million.

Additionally, the cost of borrowings decreased by 13 basis points, while the cost of subordinated debentures increased 238 basis points as the $40 million in 2019 Debentures converted to a floating rate instrument as of December 31, 2024, contributing a $884 thousand increase to interest expense. Borrowings decreased $40.7 million on average.

Overall, the $12.3 million increase in net interest income over this period was driven by both rate and volume changes.

PROVISION FOR CREDIT LOSSES
Three and Nine Months Ended September 30, 2025 Compared to the Same Period in 2024
The total provision for credit losses increased $568 thousand on a net basis for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The provision on funded loans increased $874 thousand over the three month comparable period in 2024 driven by provisioning for loan growth and charge-offs, as well as an increase in baseline loss rates on certain portfolios. There was no provision on unfunded loan commitments for the three months ended September 30, 2025, while for the three months September 30, 2024 there was a $306 thousand provision on unfunded loan commitments.
The total provision for credit losses increased $4.0 million on a net basis for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The provision on funded loans increased $3.7 million over the nine month comparable period in 2024 for similar reasons noted above for the three month comparable period. There was a $170 thousand provision on unfunded loan commitments for the nine months ended September 30, 2025, while for the nine months September 30, 2024 there was an unfunded provision reversal of $168 thousand.

NON-INTEREST INCOME
Three Months Ended September 30, 2025 Compared to the Same Period in 2024
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Mortgage banking income	$5,914	$6,474	$(560)	(8.6)%
Wealth management income	1,610	1,447	163	11.3%
SBA loan income	1,431	544	887	163.1%
Earnings on investment in life insurance	246	222	24	10.8%
Net change in the fair value of derivative instruments	129	(102)	231	(226.5)%
Net change in the fair value of loans held-for-sale	(75)	169	(244)	(144.4)%
Net change in the fair value of loans held-for-investment	213	965	(752)	(77.9)%
Net (loss) gain on hedging activity	(166)	(197)	31	(15.7)%
Other	651	1,309	(658)	(50.3)%
Total non-interest income	$9,953	$10,831	$(878)	(8.1)%
Total non-interest income decreased $878 thousand largely due to a decrease in mortgage banking income, fair value adjustments, and other income, compared to the prior year quarterly period. Mortgage banking income decreased $560 thousand over the comparable quarterly period due to a decrease in volume of loans sold of $39.9 million. On a positive note, the overall margin improved by 11 basis points, attributed to changes in the program mix and investor pricing. Other income decreased $658 thousand due to a lower level of other mortgage segment related income.
Partially offsetting the overall decrease in non-interest income was an increase in SBA loan income. SBA loan income increased $887 thousand over this period as the value of SBA loans sold for the quarter-ended September 30, 2025 was $13.4 million, or 112.8%, higher than the quarter-ended September 30, 2024, while the gross margin on sale was 7.4% for the quarter-ended September 30, 2025 compared to 7.9% for the quarter-ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to the Same Period in 2024
The following table presents the components of non-interest income for the periods indicated:

	Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Mortgage banking income	$15,069	$15,528	$(459)	(3.0)%
Wealth management income	4,637	4,208	429	10.2%
SBA loan income	4,167	2,315	1,852	80.0%
Earnings on investment in life insurance	708	644	64	9.9%
Net gain on sale of MSRs	415	—	415	100.0%
Net change in the fair value of derivative instruments	176	176	—	—%
Net change in the fair value of loans held-for-sale	198	138	60	43.5%
Net change in the fair value of loans held-for-investment	573	766	(193)	(25.2)%
Net (loss) gain on hedging activity	(129)	(279)	150	(53.8)%
Other	2,751	4,563	(1,812)	(39.7)%
Total non-interest income	$28,565	$28,059	$506	1.8%
Total non-interest income increased $506 thousand as the result of several drivers, including an increase in SBA loan income, increased wealth management income from our Meridian Wealth Partners segment, and a net gain on sale of MSRs. These increases were partially offset by a decline in other non-interest income and mortgage banking income.
SBA loan income increased $1.9 million over this period as the value of SBA loans sold for the nine months ended September 30, 2025 was $37.4 million, or 94.7%, higher than the nine months ended September 30, 2024, while the gross margin on sale was 7.0% for the nine months ended September 30, 2025 compared to 8.2% for the nine months ended September 30, 2024. Wealth management income increased $429 thousand as the value of the markets improved over this period. From the MSR sale discussed above, there was a net gain on sale of $415 thousand over the nine month comparable period.
Other non-interest income decreased $1.8 million due to lower levels of FHLB stock dividend income, broker fees and other mortgage segment related income, partially offset by an increase in business credit card fee income and swap fee income.

NON-INTEREST EXPENSE
Three Months Ended September 30, 2025 Compared to the Same Period in 2024
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Salaries and employee benefits	$13,613	$12,829	$784	6.1%
Occupancy and equipment	991	1,243	(252)	(20.3)%
Professional fees	1,092	1,106	(14)	(1.3)%
Data processing and software	1,865	1,553	312	20.1%
Advertising and promotion	877	717	160	22.3%
Pennsylvania bank shares tax	254	181	73	40.3%
Other	2,854	2,917	(63)	(2.2)%
Total non-interest expense	$21,546	$20,546	$1,000	4.9%
Total non-interest expense increased $1.0 million, or 4.9%, largely attributable to an increase in salaries and employee benefits and data processing and software expense, partially offset by a decline in occupancy and equipment expense. Salaries and employee benefits increased $784 thousand due largely to overall employee merit, benefit, and tax related increases for existing employees, as well as an increase of 4 full-time equivalent employees, combined with an increase in mortgage segment related commissions and other benefits. There was a decline of $252 thousand in occupancy and equipment expense due to the early termination of office lease space, as discussed in prior earnings filings. Data processing and software expense increased $312 thousand due to an increase in customer transaction volume and the impact of Meridian's continued investment in technology.

Nine Months Ended September 30, 2025 Compared to the Same Period in 2024
The following table presents the components of non-interest expense for the periods indicated:

	Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	$ Change	% Change
Salaries and employee benefits	$38,177	$34,839	$3,338	9.6%
Occupancy and equipment	3,366	3,706	(340)	(9.2)%
Professional fees	3,019	3,633	(614)	(16.9)%
Data processing and software	5,050	4,591	459	10.0%
Advertising and promotion	2,933	2,454	479	19.5%
Pennsylvania bank shares tax	792	729	63	8.6%
Other	8,309	7,786	523	6.7%
Total non-interest expense	$61,646	$57,738	$3,908	6.8%
Total non-interest expense increased $3.9 million, or 6.8%, largely attributable to an increase in salaries and employee benefits and other non-interest expense. Data processing and software expenses, along with advertising expenses increased over this period as well. Salaries and employee benefits increased $3.3 million due largely to overall employee merit, benefit, and tax related increases for existing employees, as well as an increase of 4 full-time equivalent employees, combined with an increase in mortgage segment related commissions and other benefits.
Professional fees decreased $614 thousand over the prior period due to the results of cost control efforts on certain internal audit fees, combined with a lower level of OREO expense over the comparable period. Data processing and software expense increased $459 thousand due to an increase in customer transaction volume and the impact of Meridian's continued investment in technology. Advertising and promotion expense increased $479 thousand over the comparable period due to a multimedia marketing campaign run during the current year, combined with the impact from an increase in customer engagement activities. Other non-interest expense increased $523 thousand due to an increase in certain loan related expenses, combined with an increase in employee travel and training activities.

INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2025 was $2.0 million and $4.5 million, respectively, as compared to $1.5 million and $3.4 million for the same periods in 2024. Our effective tax rates were 23.2% and 23.3% for the three and nine months ended September 30, 2025, compared to 24.1% and 24.3% for the same periods in 2024. While income tax expense increased primarily due to the increase in income before income taxes, the effective tax rate decreased slightly due to the impact of lower nondeductible expense and an increase in tax-free bank owned life insurance income.

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

BALANCE SHEET ANALYSIS
As of September 30, 2025, total assets were $2.5 billion which increased $155.3 million, or 6.5%, from December 31, 2024. This increase in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Mortgage loans held for sale	$28,016	$32,413	$(4,397)	(13.6)%
Real estate loans:
Commercial mortgage	872,497	823,976	48,521	5.9
Home equity lines and loans	105,109	90,721	14,388	15.9
Residential mortgage	260,495	252,565	7,930	3.1
Construction	315,095	259,553	55,542	21.4
Total real estate loans	1,553,196	1,426,815	126,381	8.9

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Commercial and industrial	418,069	367,366	50,703	13.8
Small business loans	137,894	155,775	(17,881)	(11.5)
Consumer	336	349	(13)	(3.7)
Leases, net	49,766	75,987	(26,221)	(34.5)
Total loans and other finance receivables	$2,159,261	$2,026,292	$132,969	6.6
Total loans and leases	$2,187,277	$2,058,705	$128,572	6.2%
Total loans and other finance receivables increased $133.0 million, to $2.2 billion as of September 30, 2025, from $2.0 billion as of December 31, 2024. Overall portfolio loan growth was 6.6% since December 31, 2024, or 8.7% on an annualized basis for 2025. Commercial real estate loans increased $48.5 million, or 5.9%, construction loans increased $55.5 million, or 21.4%, SBA loans decreased $17.9 million, or 11.5% due to loan sales described above, and commercial and industrial loans increased $50.7 million, or 13.8%.
As of September 30, 2025, included within the commercial real estate loans total of $872.5 million was $282.4 million of owner-occupied commercial loans, as well as $125.0 million of multi-family loans. Nearly all of the multi-family real estate loans are on properties located in Philadelphia and surrounding counties we service.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Noninterest-bearing deposits	$239,614	$240,858	$(1,244)	(0.5)%
Interest-bearing deposits:
Interest-bearing demand deposits	151,973	141,439	10,534	7.4%
Money market and savings deposits	996,126	913,536	82,590	9.0%
Time deposits	743,403	709,535	33,868	4.8%
Total interest-bearing deposits	$1,891,502	$1,764,510	$126,992	7.2%
Total deposits	$2,131,116	$2,005,368	$125,748	6.3%
Total deposits increased $125.7 million, or 6.3%, since December 31, 2024. Total interest-bearing deposits increased $127.0 million during the period, while noninterest-bearing deposits decreased $1.2 million. The overall increase in interest-bearing accounts was largely due to customer preference for money market deposits which carry higher interest rates than demand deposits. Time deposits increased $33.9 million, or 4.8%, largely due customer preference for the higher term interest rates offered by these products.
The majority of Meridian's deposit base is comprised of business deposits, 50%, with consumer deposits amounting to 14% at September 30, 2025. Municipal deposits at 13% and brokered deposits at 23% provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At September 30, 2025, 61% of business accounts and 90% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 21% at September 30, 2025.

Capital
Consolidated stockholders’ equity of the Corporation was $188.0 million, or 7.4% of total assets as of September 30, 2025, as compared to $171.5 million, or 7.2% of total assets as of December 31, 2024. On October 23, 2025, the Board of Directors declared a quarterly cash dividend of $0.125 per common share payable November 17, 2025 to shareholders of record as of November 10, 2025.
In February 2025, the Corporation entered into an Equity Distribution Agreement with D.A. Davidson & Co., as distribution agent, relating to the sale of up to 1,000,000 shares of its common stock, from time to time, pursuant to an at-the-market (ATM) program. During the three months ended September 30, 2025, the Corporation sold, and subsequently settled the issuance of 188,478 shares of common stock directly through the distribution agent under its ATM at an average price per share of $15.75. Total net proceeds from these sales of common stock amounted to $2.8 million during the three months ended September 30, 2025. As of September 30, 2025, 811,522 shares of common stock remain available for issuance under the ATM program.

Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.41% and 9.21% at September 30, 2025 and December 31, 2024, respectively. The Corporation is exempt from CBLR.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Bank		Well-capitalized minimum
	September 30, 2025	December 31, 2024
Tier 1 leverage ratio	9.41%	9.21%	5.00%
Common tier 1 risk-based capital ratio	10.52%	10.33%	6.50%
Tier 1 risk-based capital ratio	10.52%	10.33%	8.00%
Total risk-based capital ratio	11.54%	11.20%	10.00%
In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital. As of September 30, 2025, Meridian has phased in 75% of the day-one effects of CECL.

Asset Quality Summary
The ratio of non-performing assets to total assets was 2.32% as of September 30, 2025, up from 1.90% reported as of December 31, 2024. Total non-performing loans of $55.4 million as of September 30, 2025, increased $10.3 million from $45.1 million as December 31, 2024. Included in non-performing loans at September 30, 2025 is $11.8 million of SBA guaranteed loans. The overall increase was the result of risk rating downgrades leading to non-performing loan classification mainly in the SBA loan portfolio and to a lesser degree in construction loans and residential mortgages, partially offset by a $4.1 million decline in non-performing commercial loans due to the repossession of a billboard on a advertising based commercial loan relationship and the foreclosure of real estate collateral from another commercial loan. The repossessed billboard was transferred into other repossessed assets with a value of $2.4 million, after adjustment for estimated costs to sell, while the foreclosed real estate from another commercial loan was transferred into OREO with a value of $1.3 million, after adjustment for estimated costs to sell.
Meridian realized net charge-offs of 0.09% of total average loans for the three months ending September 30, 2025, which was down slightly from 0.11% reported for the same period in 2024. Net charge-offs for the quarter ended September 30, 2025 were $1.9 million, compared to net charge-offs of $2.3 million for the quarter ended September 30, 2024. Net charge-offs for the current quarter comprised of $2.1 million in charge-offs, with $214 thousand in recoveries, and were split between commercial loans, leases, and SBA loans.
The ratio of allowance for credit losses to total loans and other finance receivables, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Appendix), was 1.01% as of September 30, 2025 compared to 0.91% as of December 31, 2024. As of September 30, 2025 there were specific reserves of $3.3 million against non-performing loans, a increase from $2.7 million as of December 31, 2024. The increase in ACL coverage over this period was driven by an increase in baseline quantitative and qualitative reserving for loan growth and economic factors, as well as an increase in baseline loss rates for certain portfolios.
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

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	September 30, 2025	December 31, 2024
Non-performing assets:
Nonaccrual loans and leases:
Real estate loans:
Commercial mortgage	$1,241	$809
Home equity lines and loans	1,583	1,716
Residential mortgage	10,350	7,900
Construction	10,308	8,613
Total real estate loans	23,482	19,038
Commercial and industrial	7,838	11,966
Small business loans	21,256	12,270
Leases	2,301	1,851
Total nonaccrual loans and leases	54,877	45,125
Loans 90+ days past due and still accruing	480	—
Other real estate owned	1,297	159
Repossessed assets	2,417	117
Total non-performing assets	$59,071	$45,401

Asset quality ratios:
Non-performing assets to total assets	2.32%	1.90%
Non-performing loans to:
Total loans and other finance receivables	2.56%	2.22%
Total loans and other finance receivables (excluding loans at fair value) (1)	2.58%	2.24%
Non-performing loans (excluding guaranteed portion of SBA loans) to total loans and leases (1)	1.99%	1.87%
Allowance for credit losses to:
Total loans and other finance receivables	1.01%	0.91%
Total loans and other finance receivables (excluding loans at fair value) (1)	1.01%	0.91%
Non-performing loans	39.37%	40.86%

Total loans and leases	$2,190,861	$2,062,850
Total loans and other finance receivables	2,162,845	2,030,437
Total loans and other finance receivables (excluding loans at fair value)	2,148,391	2,015,936
Allowance for credit losses	21,794	18,438

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

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the Federal Reserve Bank of Philadelphia to meet short-term liquidity needs and has access to approximately $680.4 million in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $5.0 million at September 30, 2025. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2025, Meridian’s maximum borrowing capacity with the FHLB was $746.0 million. At September 30, 2025, Meridian had borrowed $134.3 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $183.2 million against its available credit lines. At September 30, 2025, Meridian also had available $56.0 million of unsecured federal funds lines of credit with other financial institutions as well as $292.1 million of available short or long term wholesale funding arrangements through the CDARS/ICS one-way buy program and conventional brokered CDs. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of September 30, 2025, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $7.7 million and $16.5 million for the three and nine months ended September 30, 2025, as compared to income before tax of $3.9 million and $10.6 million for the same periods in 2024. The Banking Segment provided 88.3% and 86.4% of the Corporation’s pre-tax profit for the three and nine months ended September 30, 2025, as compared to 63.1% and 75.0% for the same periods in 2024.
The Wealth Management Segment recorded income before tax of $512 thousand and $1.8 million for the three and nine months ended September 30, 2025, as compared to income before tax of $653 thousand and $1.8 million for the same periods in 2024.
The Mortgage Banking Segment recorded income before tax of $507 thousand and $758 thousand for the three and nine months ended September 30, 2025, as compared to income before tax of $1.7 million and $1.7 million for the same periods in 2024. Mortgage Banking income and expenses related to loan originations and sales increased over the comparable periods due to higher loan origination and sales volume.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2025 were $617.3 million as compared to $603.1 million at December 31, 2024.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2025 amounted to $15.4 million as compared to $15.5 million at December 31, 2024.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased no loans for the three months ended September 30, 2025, and one loan of $425 thousand for the nine months ended September 30, 2025, while the Corporation repurchased one loan and 5 loans of $257 thousand and $1.1 million in total for the three and nine months ended September 30, 2024, respectively.

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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands, except share data)	September 30, 2025	December 31, 2024
Total stockholders' equity (GAAP)	$188,029	$171,522
Less: Goodwill and intangible assets	(3,513)	(3,666)
Tangible common equity (non-GAAP)	184,516	167,856

Total assets (GAAP)	2,541,130	2,385,867
Less: Goodwill and intangible assets	(3,513)	(3,666)
Tangible assets (non-GAAP)	$2,537,617	$2,382,201

Stockholders' equity to total assets (GAAP)	7.40%	7.19%
Tangible common equity to tangible assets (non-GAAP)	7.27%	7.05%

Shares outstanding	11,517	11,240

Book value per share (GAAP)	$16.33	$15.26
Tangible book value per share (non-GAAP)	$16.02	$14.93
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at September 30, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	September 30, 2025	December 31, 2024
Allowance for credit losses (GAAP)	$21,794	$18,438

Loans and other finance receivables (GAAP)	2,162,845	2,030,437
Less: Loans at fair value	(14,454)	(14,501)
Loans and other finance receivables, excluding loans at fair value (non-GAAP)	$2,148,391	$2,015,936

Allowance for credit losses to loans and other finance receivables (GAAP)	1.01%	0.91%
Allowance for credit losses to loans and other finance receivables, excluding loans at fair value (non-GAAP)	1.01%	0.91%

The following is a reconciliation of non-performing loans, excluding the guaranteed portion of SBA loans that are classified as non-performing loans, to total loans and leases at September 30, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of SBA guarantees from non-performing loans.

(dollars in thousands)	September 30, 2025	December 31, 2024
Non-performing loans (GAAP)	$55,357	$45,125
Less: Guaranteed portion of SBA loans classified as non-performing	$(11,811)	$(6,520)
Non-performing loans, excluding guaranteed portion of SBA loans (non-GAAP)	$43,546	$38,605

Total loans and leases	$2,190,861	$2,062,850

Non-performing loans (excluding guaranteed portion of SBA loans) to total loans and leases	1.99%	1.87%

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

	September 30,
Changes in Market Interest Rates	2025	2024
+300 basis points over next 12 months	1.64%	2.04%
+200 basis points over next 12 months	1.34%	1.62%
+100 basis points over next 12 months	0.78%	0.96%
No Change
-100 basis points over next 12 months	(0.61)%	(1.31)%
-200 basis points over next 12 months	(0.85)%	(2.54)%
-300 basis points over next 12 months	(0.26)%	(3.10)%
The above interest rate simulation suggests as of September 30, 2025 that the Corporation’s balance sheet is neutrally positioned over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.
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

	September 30,
Changes in Market Interest Rates	2025	2024
+300 basis points	9%	9%
+200 basis points	8%	9%
+100 basis points	5%	6%
No Change
-100 basis points	(8)%	(9)%
-200 basis points	(21)%	(25)%
-300 basis points	(40)%	(47)%
This economic value of equity profile at September 30, 2025 suggests that an instantaneous decrease in rates would have a negative impact on value of the Banks' balance sheet. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2025 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual
Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None

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

Date:	November 7, 2025	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)