Form 10-K
period 2025-12-31
Meridian Corp
filed 2026-03-13
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes  ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No
The approximate aggregate market value of voting stock held by non-affiliates of the registrant is $123,587,730 as of June 30, 2025 based upon the last sales price in which our common stock was quoted on the NASDAQ Stock Market on June 30, 2025.
As of March 9, 2026 there were 11,875,178 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MERIDIAN CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACBB	Atlantic Central Bankers Bank
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
AI	Artificial intelligence
ALCO	Asset / Liability Committee
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At the Market common stock offering
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FED	Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
KYC	Know your customer
LBP	Look-back period
LEP	Loss emergence period
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income housing tax credit
MBS	Mortgage-backed securities

MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
NSFR	Net stable funding ratio
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit default
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit loans
SOFR	Secured Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs
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
All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review the Corporation’s filings with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2025 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. the Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by the Corporation or by or on behalf of Meridian Bank, except as may be required under applicable laws.

Item 1. Business
General
The Corporation is a bank holding company engaged in banking activities through its wholly-owned subsidiary, Meridian Bank (the “Bank”), a full-service, state-chartered commercial bank with offices in the Delaware Valley tri-state market, which includes Pennsylvania, New Jersey and Delaware, as well as in the Central Maryland market, and southwest Florida. We have a financial services business model with non-interest revenue streams from mortgage banking, the sale of SBA loan guarantees and wealth management services. We provide services to small and middle market businesses, professionals and retail customers throughout our market area. We have a modern, progressive, consultative approach to creating innovative solutions for our customers. We are technology driven, with a culture that incorporates significant use of customer preferred alternative delivery channels, such as mobile banking, remote deposit capture and bank-to-bank ACH. Our ‘Meridian everywhere’ philosophy of community presence, along with our strategic business footprint, allows us to provide the high degree of service, convenience and products our customers need to achieve their financial objectives. We provide this service through three principal business line distribution channels, described further below.
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
Commercial Banking
The first line of business, or segment, is our traditional banking operations, serving both commercial and consumer customers. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses. We provide deposit and treasury management services, commercial and industrial lending and leasing, commercial real estate lending, small business lending, consumer and home equity lending, private banking, merchant services, and title and land settlement services. Our commercial and industrial lending department supports our small business and middle market borrowers with a comprehensive selection of loan products including financing solutions for wholesalers, manufacturers, distributors, service providers, importers and exporters, among others. Our portfolio includes business lines of credit, term loans, small business lending and financing, and lease financing. We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.
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
Wealth Management and Advisory Services
The second line of business is wealth management and advisory services. Meridian Wealth, a registered investment advisor and wholly-owned subsidiary of the Bank, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. Such clients include professionals, higher net worth individuals, companies seeking to provide benefits plans for their employees, business and consumer customers of the bank, and more. Acquiring and sustaining wealth is a gradual progression, one that requires a considerable amount of thought and planning. Our process takes a comprehensive approach to financial planning and encompasses all aspects of retirement, with an emphasis on sustainability. Meridian Wealth offers a significant enhancement to both our capacity and the variety of tools we can use to help bring effective financial planning and wealth management services to a broad segment of customers.
Mortgage Banking
The third line of business is mortgage banking. Our mortgage consultants guide our clients through the complex process of obtaining a loan to meet consumer needs. Originations consist of consumer for-sale mortgage loans, loans to be held within our portfolio, and wholesale mortgage loans and home equity loans. Clients include homeowners and smaller scale investors. The mortgage segment operates and originates loans in the Delaware Valley tri-state market, Maryland markets and south Florida markets, most typically for 1-4 family dwellings, with the intention of selling substantially all of these loans in the secondary market to qualified investors, while often retaining the servicing rights on these loans. Mortgages are originated through sales and marketing initiatives, as well as realtor, builder, bank, advertising and customer referral resources. The mortgage division performs origination, processing, underwriting, closing and post-closing functions both from our East Norriton mortgage headquarters with 5 other loan production offices in the Delaware Valley tri-state market and also in Florida, and from Maryland through our footprint of 2 other production/processing offices in the state.
Market Area
Meridian is headquartered in Malvern, PA, has an operations center in Exton, PA, and seven full-service branches in Philadelphia and surrounding counties. Its main branch, in Wayne, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively, and our sixth branch is in Center City Philadelphia. In 2025 we opened up our seventh branch in the southwest Florida town of Bonita Springs. These branches provide “Relationship Hubs” for our regional lending groups and allow Meridian to serve markets at or near the county seat of counties in and surrounding Philadelphia.
In addition to our deposit taking branches, there are currently 10 other locations, including Corporate headquarters, that serve as loan production offices. These offices extend from the Delaware Valley/Philadelphia market area to Delaware, Central Maryland, and southwest Florida.
Demographic information for the five county Philadelphia metropolitan area (Philadelphia County, Chester County, Delaware County, Montgomery County, Bucks County) shows our primary market to be stable, with moderate population growth. According to the U.S. Census Bureau – 2024, the median household income in this area is $101 thousand compared to the national average of $82 thousand, while the total population in this market was 4,218,131. Demographic information for the five county Baltimore metropolitan area (Baltimore County, Howard County, Montgomery County, Anne Arundel County, Prince George’s County) also shows that this secondary market is stable. According to the U.S. Census Bureau – 2024, the median household income in the Baltimore metropolitan area is $116 thousand compared to the national average of $82 thousand, while the total population in this market was 4,183,315. The Delaware and Florida markets we serve are also stable with moderate population growth.

(dollars in thousands / population actual)	United States	Pennsylvania	Maryland
Population (1)	342,328,095	13,059,432	6,177,224
Median household income (1)	$82	$78	$103
Unemployment rate (2)	4.20%	4.20%	4.20%

	Philadelphia Metropolitan Area Counties
(dollars in thousands / population actual)	Bucks County	Montgomery County	Delaware County	Chester County	Philadelphia County	Total
Population (1)	646,538	856,553	534,413	576,830	1,603,797	4,218,131
Median household income (1)	$113	$112	$131	$90	$61	$101
Unemployment rate (2)	4.00%	3.00%	3.50%	2.60%	4.50%

	Baltimore Metropolitan Area Counties
(dollars in thousands / population actual)	Howard County	Montgomery County	Anne Arundel County	Prince George's County	Baltimore County	Total
Population (1)	332,317	1,062,061	967,201	967,201	854,535	4,183,315
Median household income (1)	$152	$141	$99	$99	$88	$116
Unemployment rate (2)	3.10%	3.50%	3.10%	4.30%	3.60%

	Delaware Counties					Florida County
(dollars in thousands / population actual)	Kent County	Sussex County	New Castle County	Total		Lee County
Population (1)	181,851	237,378	570,719	989,948		760,822
Median household income (1)	$81	$85	$90	$85		$84
Unemployment rate (2)	5.6%	5.1%	5.0%			4.9%

(1) Source: U.S. Census Data – 2024
(2) Source: U.S. Bureau of Labor Statistics –December 2025

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
Human Capital Resources
At December 31, 2025, we employed 327 individuals, nearly all of whom are full-time and of which 49% are women. Women make up 33% of all officers throughout the Meridian organization. None of these employees are covered by collective bargaining agreements, and Meridian believes it enjoys good relations with its personnel. As an integrated full-service financial institution, approximately 62% of our employees are employed through our banking segment, 34% through our mortgage segment, and 4% for our wealth segment.
The Bank is listed by the Philadelphia Inquirer in their “Top Work Places of 2025”, and was named to American Bankers 2023 Top 200 Community Banks. Meridian has also been listed by the Baltimore Sun and the News Journal in their respective “Top Workplace in the Region 2025”.
Since inception, Meridian has been committed to giving back to worthy organizations and institutions throughout the communities that we serve and live in. In 2025, we donated $727 thousand in total to over 100 such organizations and institutions throughout the communities that we serve in Pennsylvania, New Jersey, Delaware, Maryland, and Florida. Meridian also sponsors individual / group service days and provides time off to employees to participate in charitable activities. Meridian encourages employees to serve on boards of community organizations.
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
During 2025, we hired 74 professionals, 41% of which were women, and 24% of which were ethnically diverse. For 2025, our turnover rate was approximately 1.9%, which makes our overall retention rate very high compared to peers. We believe our culture, our effort to maintain a meritocracy in terms of opportunity and our continued evolution and growth contribute to our success in attracting and retaining strong talent.
Our benefits are designed to attract and retain employees by providing employees and their families with health and wellness programs (medical, dental, vision), retirement wealth accumulation, paid time off, income replacement (paid sick and disability leaves and life insurance) and family oriented benefits (parental leaves and child care assistance).
We aim to continually build on the expertise of our workforce. At entry levels, we have implemented trainee and internship programs. During 2025 Meridian invested throughout the organization in terms of in-house and external training programs to help our employees develop leadership skills, stay current on professional development topic in their area of focus, as well as to keep up to date on cybersecurity, and risk & compliance matters that impact the organization overall.
Our Current Capital Stock Structure
As of December 31, 2025, Meridian had 13,829,645 shares of common stock, $1 par value, issued and 11,826,462 shares outstanding. There are 2,003,183 shares held in treasury.
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

Regulatory Capital Requirements
The Corporation and the Bank remain subject to regulatory capital standards administered by the Federal Reserve, the FDIC, and the Pennsylvania Department of Banking and Securities, each of which monitors capital adequacy through a combination of risk‑based measures and leverage requirements.

Basel III / U.S. Capital Framework
U.S. banking organizations continue to operate under the Basel III regulatory capital regime; however, the framework is undergoing significant revision due to the federal banking agencies’ ongoing “Basel III Endgame” reform process. In July 2025, U.S. regulators reaffirmed plans to implement a revised capital rule that would materially change how credit, market, and operational risks are measured, including reducing reliance on internal models and adopting enhanced standardized approaches. These reforms—initially proposed in 2023—have since been reevaluated after substantial industry feedback, with regulators signaling a more “industry‑friendly” and less punitive capital framework expected to be re‑proposed in early 2026.
In August 2025, the Federal Reserve publicly confirmed it is abandoning the prior, more stringent 2023 Basel III Endgame proposal in favor of a new, simplified capital framework designed to reduce unnecessary regulatory burden while maintaining safety and soundness. Although final requirements are still forthcoming, these developments reflect active regulatory recalibration that may affect future risk‑based capital ratios, buffer requirements, and the treatment of certain asset classes.
Until the revised capital rule becomes effective, minimum Basel III regulatory capital requirements applicable to the Corporation and the Bank remain in place, including: (i) 4.5% CET1 to risk-weighted assets, (ii) 6% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets, (iii) 8% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets and (iv) 4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
Institutions must also maintain a 2.5% capital conservation buffer, resulting in effective minimum ratios of 7% CET1, 8.5% Tier 1, and 10.5% Total capital. Mortgage servicing assets, deferred tax assets, and certain other exposures remain subject to CET1 deduction thresholds. These requirements will remain applicable until superseded by the forthcoming Basel III Endgame revisions.
Community Bank Leverage Ratio (CBLR)
The Bank elected the CBLR framework in 2020. Historically, the CBLR required a leverage ratio greater than 9% for qualifying institutions. In late 2025, however, the federal banking agencies issued coordinated proposals to meaningfully revise the framework.
On November 25, 2025, the OCC, Federal Reserve, and FDIC jointly proposed lowering the CBLR threshold from greater than 9% to greater than 8%, as authorized by federal statute. The proposed rule would also extend the “grace period” for qualifying institutions that temporarily fall below the required CBLR from two quarters to four quarters, provided the leverage ratio remains above 7%. A parallel Federal Register notice published on December 1, 2025, confirms the same proposed reduction and expanded grace‑period structure. Federal Reserve statements issued the same week similarly support reducing the requirement to 8% while preserving a capital level consistent with safe and sound banking. Additional industry commentary indicates that lowering the CBLR threshold is intended to broaden eligibility, reduce regulatory burden, and increase lending capacity for community banks. As of December 31, 2025, these CBLR revisions remain proposed but not yet final. With respect to the Bank, the Capital Rules also revised the prompt corrective action regulations pursuant to Section 38 of the FDIA. See “Prompt Corrective Action Framework” below.
Prompt Corrective Action Framework
The FDIC’s Prompt Corrective Action framework, used to classify institutions based on capital levels, remains unchanged. Basel III Endgame discussions have not modified PCA thresholds, and institutions must continue to maintain capital ratios that satisfy the “well‑capitalized” standards to avoid restrictions.
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

Other assessments
In addition, the Deposit Insurance Funds Act of 1996 authorized the FICO to impose assessments on certain deposits in order to service the interest on the FICO’s bond obligations from deposit insurance fund assessments. The amount assessed on individual institutions is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. Assessment rates may be adjusted quarterly to reflect changes in the assessment base. FICO assessments are expected to end after the bonds mature in 2027, as of December 31, 2025, they are still in effect.
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
Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) any state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments, unless expressly prohibited.
Consumer Financial Protection
The Bank is subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the ECOA, the Fair Credit Reporting Act, the TILA, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act,

Telephone Consumer Protection Act, CAN-SPAM Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, restrict our ability to raise interest rates on extensions of credit and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal banking regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
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
In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. As of December 31, 2025 the proposal had not yet been adopted.
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
Ability-To-Pay Rules and Qualified Mortgages
As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing TILA, which requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors, such as the Bank, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and restrict compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate “qualified mortgages”, which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the loan must meet certain underwriting requirements. For most loans, the borrower’s total debt-to-income ratio is no longer subject to a strict 43% cap: instead, a loan qualified as a General QM if its annual percentage rate does not exceed the average prime offer rate for a comparable transaction by more than 2.25 percentage points (with higher thresholds for smaller loans). Lenders must still consider and verify income, assets, debt, and DTI as part of the underwriting process.
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
In the Updated CRE Guidance, the FDIC noted that Institutions with significant CRE concentrations are reminded that strong risk management, governance, capital, and appropriate ACL levels are needed to help mitigate risks. Institutions with overall credit risk management processes that reflect consideration of the principles of the 2006 CRE Guidance are better positioned to manage through adverse economic environments. As of December 31, 2025, the principles in the 2006 CRE Guidance remain relevant, particularly in challenging economic environments, and particularly for institutions engaged in significant CRE lending strategies to help them remain healthy and profitable while continuing to serve the credit needs of the community.
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
Community Reinvestment Act of 1977
Under the CRA, the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low and moderate-income individuals and communities. In connection with its examination of the Bank, the FDIC is required to assess our compliance with the CRA. Our bank’s failure to comply with the CRA could, among other things, result in the denial or delay in certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company.
In October 2023, the Federal Reserve, FDIC, and OCC issued a final rule modernizing CRA regulations. The new rule expands access to credit, investment, and basic banking services in low- and moderate-income communities, adapts to changes in the banking industry (including internet and mobile banking), provides greater clarity, consistency, and transparency in the application of the regulations, and tailors performance standards to account for differences in bank size, business model, and local conditions.
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
In October 2024, the CFPB finalized its Personal Financial Data Rights Rule, which was intended to require banks and other providers of payment accounts or products to give consumers access to their financial data and, with the consumer’s express authorization, make that data available to third parties through secure, standardized interfaces. The final rule covered information such as transaction histories, account balances, account and routing numbers, terms and conditions, upcoming bill information, and certain account‑verification data, and was designed to enhance consumer control over financial data and increase competition in financial services. However, in 2025 a federal court put the rule on hold, and under new leadership the CFPB reopened the rulemaking process, issuing an Advance Notice of Proposed Rulemaking to reconsider key elements of the framework—including which third parties may access consumer data, fee structures for data access, and the scope of privacy and security requirements. As part of this process, the CFPB has indicated it expects to revise compliance timelines originally set under the 2024 final rule.
Other Legislative and Regulatory Changes
Various legislative and regulatory proposals are being considered by the executive branch of the federal government, Congress and various state governments, including Pennsylvania, that would result in substantial changes in banking, the regulation of banks, thrifts and other financial institutions, compensation, the regulation of financial markets and their participants, financial instruments and securities and the regulators and taxation of these entities.
Throughout 2025, Congress and the federal bank regulators expanded the scope of permissible digital asset activities for banks. The Government Enabling New Innovative Unstoppable Systems Act, or GENIUS Act, enacted in July 2025 as a significant piece of legislation aimed at establishing a comprehensive regulatory framework for stablecoins and digital assets in the U.S. The GENIUS Act provides clarity on the treatment of digital currencies, including the framework for stablecoin issuances by bank and non-banking entities, custody, reserves and payments systems and adopts a supervisory framework for stablecoin issuers. Under the GENIUS Act, banks are allowed to engage in stablecoin issuances and hold related reserves, provided they comply with established AML, KYC and capital adequacy standards.
In addition, the FDIC and Federal Reserve issued revised guidance regarding their engagement in crypto-related activities. This guidance rescinds prior guidance which previously required banks to submit prior notifications to the FDIC before engaging in such activities. Under the new framework, banks may engage in permissible crypto-related services, including custody and stablecoin reserve management, without needing to receive prior FDIC approval. However, banks are still required to manage risks effectively, including market, liquidity, operational and cybersecurity risks, and to comply with all AML/CFT and consumer protection requirements.
While we are not yet involved in stablecoin issuance or similar digital asset services, we continue to monitor developments under the GENIUS Act and FDIC policy, particularly as they evolve in the areas of digital asset custody, payments systems and associated regulatory requirements. The FDIC’s recent approach signals that smaller banks have greater flexibility to explore these opportunities, provided they adhere to compliance standards designed to protect customers and ensure safety and soundness.
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
For regulated entities with at least $1 billion in total assets, federal banking agencies have re‑proposed, but not yet finalized, rules under Section 956 of the Dodd‑Frank Act that would establish general qualitative standards for incentive‑based compensation arrangements. Under the currently proposed framework, covered institutions would be required to: (i) prohibit incentive arrangements that encourage inappropriate risk‑taking by providing excessive compensation; (ii) prohibit incentive arrangements that could lead to material financial loss; (iii) ensure performance measures appropriately balance risk and reward; (iv) maintain robust board‑level oversight of incentive compensation programs; and (v) implement sound record‑keeping practices. These requirements reflect those contained in the May 2024 Notice of Proposed Rulemaking, which re‑issued the 2016 proposal; however, because the six required federal agencies have not jointly finalized the rule, these standards are not yet binding and remain subject to further revision.
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
Our business and operations, which primarily consist of commercial banking, mortgage banking, and wealth management activities, including lending money to customers in the form of loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the United States generally, and in our local markets in particular. If economic conditions in the United States or any of our local markets weaken, our growth and profitability from our operations could be constrained. The current economic environment is characterized by interest rates at a moderate level after 3 rate cuts by the Fed during 2025, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of delinquencies, defaults and charge-offs, additional provisions for loan losses, a decline in the value of our collateral, and an overall material adverse effect on the quality of our loan portfolio.
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
As of December 31, 2025, we owned $226 million of investment securities, which consisted primarily of our positions in U.S. government and government-sponsored enterprises and federal agency obligations, mortgage and asset-backed securities, corporate bonds, and municipal securities. As a result of inflationary pressures and the resulting rapid increases in interest rates in 2023 and 2024, the trading value of previously issued government and other fixed income securities had declined significantly. And while interest rates have moderated in 2025, the Corporation conducts a periodic review of the securities portfolio to determine if any decline in the estimated fair value of any security below its cost basis is considered impaired. Factors which are considered in the analysis include, but are not limited to, the extent to which the fair value is less than the amortized cost basis, the financial condition, credit rating and future prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments and the Corporation’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. If such decline is deemed to be uncollectible, the security is written down to a new cost basis and the resulting loss will be recognized as a securities provision for credit losses through an allowance for credit losses.

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
As do many banking institutions, we rely on customer deposits to meet a considerable portion of our funding needs, and we continue to seek customer deposits to maintain this funding base. We accept deposits directly from consumer and commercial customers and, as of December 31, 2025, we had $2.2 billion in deposits. These deposits are subject to potentially dramatic fluctuations in availability or the price we must pay (in the form of interest) to obtain them due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current customer deposits or attract additional deposits. The loss of customer deposits for any reason could increase our funding costs.

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
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. The Federal Reserve then increased the target range eleven times throughout 2022 to July 2023. In further reassessment of inflation and other factors, the Federal Reserve decreased the range three times in late 2024, and a further three times during 2025. As of December 31, 2025, the target range for the federal funds rate had been decreased to 3.50% from 3.75%. Our interest rate spread, net interest margin and net interest income improved during this period as our interest-bearing liabilities repriced at a faster pace than interest-earning assets.

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

ASU 2016-13 (Topic 326 - Credit Losses), commonly referenced as CECL, became effective for the Corporation on January 1, 2023. Under CECL, credit losses are measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The CECL framework can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the reasonable and supportable forecasted economic conditions and loan payment behaviors. Determination of the allowance is inherently subjective as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance. Any increases in provisions will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.
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
Our mortgage banking business may not provide us with significant non-interest income.
The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, availability of homes for sale, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control.
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
We may sell the guaranteed portion of our SBA 7(a) program loans in the secondary market. These sales have resulted in premium income for us at the time of sale. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) program loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) program loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could adversely affect our business and earnings.
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
As of December 31, 2025, our real estate loans, excluding mortgages held for sale, included $879.4 million of CRE loans (39.9% of total portfolio loans), $330.5 million of construction and development loans (15.0% of total portfolio loans), and for consumer loans, $236.1 million of residential mortgage loans, and $107.0 million of home equity loans (15.6% of total portfolio loans), with the majority of these real estate loans concentrated in the southeast Pennsylvania, Delaware, Maryland, southern New Jersey, and to a lesser degree in southwest Florida. Real property values in our market may be different from, and in some instances worse than, real property values in other markets or in the United States as a whole, and may be affected by a variety of factors outside of our control and the control of our borrowers, including national and local economic conditions, and weather related events, generally. Southeast Pennsylvania, Delaware, Maryland, southern New Jersey, and southwest Florida have experienced volatility in real estate values over the past decade. Declines in real estate values, including prices for homes and commercial properties in southeast Pennsylvania, Delaware, Maryland, southern New Jersey, and southwest Florida, could result in a deterioration of the credit quality of our borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, and reduced demand for our products and services, generally.
CRE loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. Commercial real estate markets were particularly impacted by the economic disruption resulting from the COVID-19 pandemic which was a catalyst for the evolution of various remote work options which may still have an impact on the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to our Wealth Management Business
Revenues and profitability from our wealth management business may be adversely affected by any reduction in assets under management, which could reduce fees earned.
The majority of the revenue from the wealth management business is generated from investment advisory contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management may decline for various reasons including declines in the market value of the assets in the funds and accounts managed, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If our assets under management decline and there is a related decrease in fees, it will negatively affect our results of operations.
The wealth management business is subject to extensive regulation, supervision and examination by regulators, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.
The wealth management business is subject to regulation by regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the SEC and the Financial Industry Regulatory Authority, may institute administrative or judicial proceedings that may result in censure, fines, civil money penalties, the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant introducing broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. The wealth management segment also may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.
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
We are subject to extensive regulation, supervision, and examination by our primary regulators, the Pennsylvania Department of Banking and Securities and federal regulators of the FDIC and the FRB. Also, as a member of the FHLB, the Bank must comply with applicable regulations of the FHFA and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A large claim against the Bank under these laws or an enforcement action by our regulators could have a material adverse effect on our financial condition and results of operations. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, comments on the classification of our assets, and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Changes in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
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
The Corporation’s Information Security Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our Information Security Officer has over a decade of experience in cyber security, and others on our IT security team have cybersecurity experience or certifications. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity trainings on an annual basis and have access to more frequent cybersecurity trainings through online trainings. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings.
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
Item 2. Properties
The Corporation is headquartered in Malvern, PA and has seven full-service branches. Its main branch, in Wayne, serves the Main Line. The West Chester and Media branches serve Chester and Delaware counties, respectively, while the Doylestown and Blue Bell branches serve Bucks and Montgomery counties, respectively, and a branch serving Center City Philadelphia. Our seventh, and newest branch, is located in the southwest Florida town of Bonita Springs. In addition to our deposit taking branches, there are currently 10 other offices, including headquarters for Corporate and Operations, the Wealth Division and the Mortgage Division. Other than our corporate and operations headquarters, all of our offices are leased. The Bank had a net book value of $10.7 million for all locations at December 31, 2025.
Branch locations:
•Wayne Branch – 220 W Lancaster Avenue, Wayne, PA 19087
•West Chester Branch – 16 W. Market Street, West Chester, PA 19382
•Media Branch – 100 E. State Street, Media, PA 19063
•Doylestown Branch – 1719A S. Easton Road, Doylestown, PA 18901
•Blue Bell Branch – 653 Skippack Pike, Ste. 116, Blue Bell, PA 19422
•Philadelphia Branch – 1760 Market Street, Philadelphia, PA 19103
•Bonita Springs Branch - 12611 Bonita Beach Rd SE, Suite 1, Bonita Springs, FL 34135
Other offices:
•Corporate Headquarters – 9 Old Lincoln Highway, Malvern, PA 19355
•Mortgage Headquarters – 301 E. Germantown Pike, Suite 201, East Norriton, PA 19401
•Operations Headquarters – 367 Eagleview Boulevard, Exton, PA 19341
•Meridian Wealth Office – 301 E. Germantown Pike, Suite 201, East Norriton, PA 19401
•SBA Lending Group Office -1760 Market Street, Suite 704, Philadelphia, PA 19103
•Commercial Loan Office – 3450 Lakeside Drive, Suite 350, Miramar, FL 33027
•Commercial Loan / Mortgage Loan Production Office – 8894 Stanford Boulevard, Suite 203, Columbia, MD 21045
•Mortgage Loan Production Office – 5301 Limestone Road, Suite 202, Wilmington, DE 19801
•Mortgage Loan Production Office – 22128 Sussex Highway, Seaford, DE 19973
•Mortgage Loan Production Office - 301 E. Germantown Pike, Suite 201, East Norriton, PA 19401
•Mortgage Loan Production Office – 350 Highland Drive, Suite 160, Mountville, PA 17554
•Mortgage Loan Production Office – 2330 New Road, Northfield, NJ 08225
•Mortgage Loan Production Office – 110 West Road, Suite 500, Towson, MD 21204
•Mortgage Loan Production Office – 8894 Stanford Boulevard, Suite 203, Columbia, MD 21045

Item 3. Legal Proceedings
None.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our common stock trade on the NASDAQ Global Select Market under the symbol "MRBK". As of March 9, 2026, there were approximately 5,269 registered shareholders of the Corporation's common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
On February 20, 2025 the Corporation entered into an Equity Distribution Agreement (or Sales Agreement) relating to shares of our common stock. During 2025 the Corporation sold a total of 488,478 shares of common stock and raised approximately $7.5 million in net proceeds. We expect to use the net proceeds for general corporate purposes, which includes working capital and the funding of organic growth at Meridian Bank, as described in our prospectus filed with the SEC on February 20, 2025 pursuant to Rule 424(b)(5) under the Securities Act.

Share Repurchases
The Corporation had a stock repurchase plan that expired in 2023. The total amount of stock repurchased under the plan was $19.6 million. The Corporation has not repurchased any shares since the plan expired.

Dividend Policy
In 2020 the Corporation commenced quarterly cash dividends on its common stock. Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and the Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. Dividend amounts have been adjusted to reflect the two-for-one stock split effective February 28, 2023. During 2025, and 2024, the Board of Directors paid cash dividends as follows:

Date Declared	Date of Record	Date Paid	Quarterly Dividend $
January 26, 2024	February 12, 2024	February 20, 2024	$0.125
April 25. 2024	May 13, 2024	May 20, 2024	0.125
July 25, 2024	August 12, 2024	August 19, 2024	0.125
October 22, 2024	November 12, 2024	November 19, 2024	0.125
January 23, 2025	February 10, 2025	February 18, 2025	0.125
April 24, 2025	May 12, 2025	May 19, 2025	0.125
July 24, 2025	August 11, 2025	August 18, 2025	0.125
October 23, 2025	November 10, 2025	November 17, 2025	0.125
On January 29, 2026, the Board of Directors declared a quarterly cash dividend of $0.14 per common share, payable February 17, 2026 to shareholders of record as of February 9, 2026. This is an increase of $0.015 or 12%, compared to the quarterly cash dividend of $0.125 per common share declared in the prior quarter.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in understanding the financial condition and results of operations of Meridian as of and for the year ended December 31, 2025. The information contained in this section should be read together with the December 31, 2025 audited Consolidated Financial Statements and the accompanying Notes included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024.
Critical Accounting Policies and Estimates
Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified the provision and allowance for credit losses as the accounting policy that, due to the estimates, assumptions and judgments inherent in that policy, is critical in understanding our financial statements. Management has presented the application of this policy to the audit committee of our board of directors.
The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 - Summary of Significant Accounting Policies, to the Corporation’s Consolidated Financial Statements as of and for the years ended December 31, 2025 and 2024.

Provision and allowance for credit losses
The ACL is a valuation reserve established and maintained by charges against operating income. It is an estimate of expected credit losses, measured over the contractual life of a loan, that considers historical loss experience, current conditions and forecasts of future economic conditions.
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

Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of December 31, 2025 compared to December 31, 2024 and the results of operations for the year ended December 31, 2025 compared to the same period in 2024. More detailed information related to these highlights can be found in the sections that follow.
Changes in Financial Condition
•Total assets increased $176.1 million, or 7.4%, to $2.6 billion as of December 31, 2025.
•Portfolio loans, increased $141.4 million, or 7.0%, to $2.2 billion as of December 31, 2025.

Results of Operations
•Consolidated net income increased $5.5 million, or 33.6%, to $21.8 million.
•The return on average assets and return on average equity was 0.87% and 12.00%, respectively, for the year ended December 31, 2025, compared to 0.70% and 9.93%, respectively, for the year ended December 31, 2024.
•Net interest income was up $16.7 million, or 23.5% due to higher volume of earning assets.
•Non-interest income decreased $2.2 million or 5.2% due largely to a decline in MSR sales and a decline in other non-interest income.

Key Performance Ratios

The following table presents key financial performance ratios for the periods indicated:	Year Ended December 31,
	2025	2024
Return on average assets	0.87%	0.70%
Return on average equity	12.00%	9.93%
Net interest margin (tax effected yield)	3.64%	3.16%
Basic earnings per share	$1.93	$1.47
Diluted earnings per share	$1.89	$1.45
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	December 31, 2025	December 31, 2024
Book value per common share	$16.89	$15.26
Tangible book value per common share (1)	$16.59	$14.93
Allowance as a percentage of loans and leases held for investment	0.99%	0.91%
Allowance as a percentage of loans and leases held for investment (excl. loans at fair value) (1)	1.00%	0.91%
Tier I capital to risk weighted assets - Corporation	8.7%	8.1%
Tangible common equity to tangible assets ratio (1)	7.7%	7.0%
Loans and other finance receivables, net of fees and costs	$2,170,600	$2,030,437
Total assets	$2,561,995	$2,385,867
Total stockholders’ equity	$199,716	$171,522

(1) Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for Non-GAAP to GAAP reconciliation.

Components of Net Income
Net income is comprised of five major elements:
•Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
•Provision For Credit Losses, or the amount added to the ACL to provide for current expected credit losses on portfolio loans and leases;
•Non-interest Income, which is made up primarily of mortgage banking income, wealth management income, SBA loan sale income, fair value adjustments, gains and losses from the sale of loans, gains and losses from the sale of investment securities available for sale and other fees from loan and deposit services;
•Non-interest Expense, which consists primarily of salaries and employee benefits, occupancy, professional fees, advertising & promotion, data processing & software, loan expenses, and other operating expenses; and
•Income Taxes, which include state and federal jurisdictions.

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s income. The tables below present a summary for the years ended December 31, 2025 and 2024, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Year Ended December 31,
(dollars in thousands)	2025			2024
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$41,052	$1,800	4.39%	$35,915	$1,848	5.14%
Investment securities - taxable	168,172	7,271	4.32	140,602	5,739	4.08
Investment securities - tax exempt (1)	54,525	1,546	2.84	56,698	1,604	2.83
Loans held for sale	29,771	1,864	6.26	34,775	2,226	6.40
Loans held for investment (1)	2,125,591	154,128	7.25	1,986,211	144,940	7.30
Total loans	2,155,362	155,992	7.24	2,020,986	147,166	7.28
Total interest-earning assets	2,419,111	166,609	6.89%	2,254,201	156,357	6.94%
Noninterest earning assets	90,199			95,069
Total assets	$2,509,310			$2,349,270
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$162,107	$5,083	3.14%	$136,387	$5,280	3.87%
Money market and savings deposits	965,264	32,167	3.33	810,344	32,778	4.04
Time deposits	734,168	30,919	4.21	748,417	35,979	4.81
Total interest - bearing deposits	1,861,539	68,169	3.66	1,695,148	74,037	4.37
Borrowings	129,796	6,204	4.78	159,483	7,878	4.94
Subordinated debentures	49,789	4,263	8.56	49,892	3,116	6.25
Total interest-bearing liabilities	2,041,124	78,636	3.85	1,904,523	85,031	4.46
Noninterest-bearing deposits	250,999			241,990
Other noninterest-bearing liabilities	35,204			38,121
Total liabilities	2,327,327			2,184,634
Total stockholders' equity	181,983			164,636
Total stockholders' equity and liabilities	$2,509,310			$2,349,270
Net interest income and spread (1)		$87,973	3.04		$71,326	2.48
Net interest margin (1)			3.64%			3.16%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate/Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the year ended December 31, 2025 as compared to the year ended December 31, 2024, allocated by rate and volume. Changes in interest income and/or expense attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	2025 Compared to 2024
(dollars in thousands)	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$(292)	$244	$(48)
Investment securities - taxable	355	1,177	1,532
Investment securities - tax exempt (1)	4	(62)	(58)
Loans held for sale	(48)	(314)	(362)
Loans held for investment (1)	(924)	10,112	9,188
Total loans	(972)	9,798	8,826
Total interest income	$(905)	$11,157	$10,252
Interest expense:
Interest-bearing demand deposits	$(1,098)	$901	$(197)
Money market and savings deposits	(6,303)	5,692	(611)
Time deposits	(4,386)	(674)	(5,060)
Total interest - bearing deposits	(11,787)	5,919	(5,868)
Borrowings	(248)	(1,426)	(1,674)
Subordinated debentures	1,153	(6)	1,147
Total interest expense	(10,882)	4,487	(6,395)
Interest differential	$9,977	$6,670	$16,647

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Interest income increased $10.3 million on a tax equivalent basis, year over year, due to a higher level of average earning assets, which increased by $164.9 million, offset somewhat by a lower yield on earning assets, which decreased 5 basis points. Average total loans held for investment increased $139.4 million, most notably in commercial real estate and construction, commercial loans and small business loans, which increased $160.7 million on average, combined. Home equity loans and residential real estate loans held in portfolio increased $14.4 million on average, combined. Residential loans for sale decreased $5.0 million on average. The average yield on loans held for investment decreased 5 basis points while the yield on cash and investments increased 9 basis points in total, reflecting the impact on rates caused by the Federal Reserve’s monetary policy.

Interest expense decreased $6.4 million, year over year, due primarily to market interest rate declines, partially offset by an increase of $166.4 million in average interest bearing deposits. Interest expense on deposits decreased $5.9 million with the cost of interest-bearing deposits having decreased 71 basis points to 3.66%. Total cost of deposits decreased 59 basis points reflecting an increase of $9.0 million in average non-interest bearing deposits. Interest expense on borrowings decreased $1.7 million as the cost decreased 16 basis points, and total average borrowings balances decreased $29.7 million.

Net interest margin increased 48 basis points to 3.64% for the year ended December 31, 2025 from 3.16% for the year ended December 31, 2024, as the increase in the volume of interest earning assets outpaced the volume increase in interest-bearing liabilities, while the decline in yield on earnings assets was outpaced by the decline in costs of funds, impacted also by the $9.0 million increase in average non-interest bearing deposits.

PROVISION FOR CREDIT LOSSES
The provision for credit losses was $15.2 million for the year ended December 31, 2025, compared to a $11.4 million provision for the year ended December 31, 2024, an increase of $3.8 million. The overall provision for credit losses is comprised of provisioning for funded loans as well as unfunded loan commitments. The increase in provision for funded loans of $3.4 million for the year ended December 31, 2025 was the result of an increase in net charge-offs on construction and small business loans and the resulting increase in specific reserves as nonperforming loans increased $9.9 million, largely small business loans. The increase in provision was also impacted by an upgrade to the third-party macroeconomic forecast model used to estimate credit losses on the loan portfolio. The model upgrade was based on re-assessing the current macroeconomic variable relationships to expected results. The overall impact to the ACL from the model upgrade, before applying qualitative adjustments, was not considered material.

NON-INTEREST INCOME
The following table presents the components of non-interest income for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Mortgage banking income	$20,783	$21,044	$(261)	(1.2)%
Wealth management income	6,316	5,735	581	10.1%
SBA loan income	5,452	3,458	1,994	57.7%
Earnings on investment in life insurance	956	868	88	10.1%
Net gain on sale of MSRs	403	3,992	(3,589)	(89.9)%
Net (loss) gain on sale of loans	(434)	15	(449)	(2993.3)%
Net change in the fair value of derivative instruments	373	30	343	1143.3%
Net change in the fair value of loans held-for-sale	310	(25)	335	(1340.0)%
Net change in the fair value of loans held-for-investment	659	214	445	207.9%
Net (loss) on hedging activity	(151)	(87)	(64)	73.6%
Net gain (loss) on sale of investments AFS	501	(57)	558	(978.9)%
Other	4,012	6,152	(2,140)	(34.8)%
Total non-interest income	$39,180	$41,339	$(2,159)	(5.2)%
Total non-interest income decreased $2.2 million, or 5.2%, from the year-ended December 31, 2024 to the year-end December 31, 2025. Year over year there was a $2.0 million increase in SBA loan sale income, an increase in wealth management revenue of $581 thousand, as well as an increase of $1.1 million overall in changes in fair values. SBA loan sale income increased due to an increase of $38.3 million, or 64.4%, in the volume of loans sold in 2025 to $97.8 million compared to 2024. The gross margin on SBA sales in 2025 was 7.1% overall, compared to 8.0% for 2024 sales. The $581 thousand increase in wealth management revenue was due to increased assets under management and better market conditions in general year over year. The $1.1 million increase in the changes in fair values was due to a $343 thousand increase in the fair value of derivative instruments, a $335 thousand increase in fair value of loans held-for-sale, and a $445 thousand increase in the fair value of loans held-for-investment.

Offsetting these increases in non-interest income was a $3.6 million decrease in the net gain on sale of MSRs, a decline in net gains on sale of non-SBA related loans, and a decline on other non-interest income. For the year-ended December 31, 2024 a gain of $4.0 million was recorded on the sale of $6.6 million in residential loan servicing rights, while for the year-ended December 31, 2025 there were sales of $979 thousand in residential loan servicing rights. The sale of non-SBA loans resulted in a net loss of $434 thousand for the year-ended December 31, 2025, compared to a net gain of $15 thousand for the year-ended December 31, 2024. These sales included a $25.0 million portion of the residential mortgage portfolio that was sold at the end of 2025 and a $440 thousand sale of a commercial loan in the third quarter of 2025. Other non-interest income decreased $1.8 million due to smaller decreases in several miscellaneous income types.

NON-INTEREST EXPENSE
The following table presents the components of non-interest expense for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$51,280	$47,268	$4,012	8.5%
Occupancy and equipment	4,576	5,976	(1,400)	(23.4)%
Professional fees	4,095	4,767	(672)	(14.1)%
Data processing and software	7,031	6,144	887	14.4%
Advertising and promotion	3,877	3,293	584	17.7%
Pennsylvania bank shares tax	1,016	972	44	4.5%
Other	11,429	10,729	700	6.5%
Total non-interest expense	$83,304	$79,149	$4,155	5.2%
Total non-interest expense increased $4.2 million, or 5.2% to $83.3 million for the year ended December 31, 2025. The main drivers of this increase were salaries and employee benefits which increased $4.0 million, data processing and software expense increased $887 thousand, advertising and promotion expense increased $584 thousand, and other non-interest expense increased by $700 thousand.

Salaries and employee benefits increased $4.0 million due to the rising costs of benefits and headcount being up for the bank and wealth segments, leading to a nearly $2.5 million increase in salaries and related benefits and taxes. There was also a nearly $1.5 million increase in incentive related expenses due to increased profitability in the current year. Data processing and software expense increased $887 thousand due an increase in customer transaction volume and a continued investment in new and innovative technology to improve back-office and customer facing systems. Advertising and promotion expense increased $584 thousand as the result of a television and digital advertising campaign that ran during 2025, combined with a higher level of charitable donations and business development activities during the year. Other expense increased $700 thousand due to an increase in OREO expenses related to the $2.3 million increase in the OREO balance year-over-year as 4 properties were added to this balance in 2025, combined with an increase in employee related expenses and certain loan expenses.

Partially offsetting these increases was a decrease of $1.4 million in occupancy and equipment expense and a decrease in professional fees. Occupancy expense decreased year-over-year largely due to costs incurred in 2024 for the early termination of leases. Professional fees decreased $672 thousand largely due to savings realized from a change in an internal audit outsourcing and tax accounting relationships, as well as legal costs related to the mortgage segment from 2024.

INCOME TAX EXPENSE
The following table presents income tax expense and related metrics for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Income before income taxes	$28,402	$21,786	$6,616	30.4%
Income tax expense	$6,566	$5,440	$1,126	20.7%
Effective tax rate	23.12%	24.97%	(1.85)%	(7.4)%
While income tax expense increased primarily due to the increase in income before income taxes, the effective tax rate decreased related to the impact of solar tax credits purchased at the end of 2025. The effective tax rate reflects the recognition of certain tax benefits in the financial statements including those benefits from tax-exempt interest income, federal low-income housing tax credits, and excess tax benefits from recognized stock compensation. These tax benefits are offset by the tax effect of stock-based compensation expense related to incentive stock options and a provision for state income tax expense.

We frequently analyze our projections of taxable income and make adjustments to our provision for income taxes accordingly.

Balance Sheet Summary
Assets
As of December 31, 2025, total assets were $2.6 billion which increased $176.1 million, or 7.4%, from December 31, 2024. This growth in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following section.

Loans
Our loan portfolio is the largest category of our interest-earning assets. As of December 31, 2025 and 2024, our total loans and other finance receivables amounted to $2.2 billion, and $2.1 billion, respectively. Our loan portfolio is comprised of loans originated to be held in portfolio, as well as residential mortgage loans originated for sale. Meridian engages in the origination of residential mortgages, most typically for 1-4 family dwellings, with the intention of the Corporation to principally sell substantially all of these loans in the secondary market to qualified investors. Our loans held in portfolio are originated by our commercial and consumer loan divisions. We have a strong credit culture that promotes diversity of lending products with a focus on commercial businesses. We have no particular credit concentration. Our commercial loans have been proactively managed in an effort to achieve a balanced portfolio with no unusual exposure to one industry.
The following table presents our loans and other finance receivables portfolio at the dates indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Mortgage loans held for sale	$33,762	$32,413	$1,349	4.2%
Real estate loans:
Commercial mortgage	879,440	823,976	55,464	6.7%
Home equity lines and loans	107,002	90,721	16,281	17.9%
Residential mortgage	236,135	252,565	(16,430)	(6.5)%
Construction	330,543	259,553	70,990	27.4%
Total real estate loans	1,553,120	1,426,815	126,305	8.9%

Commercial, industrial & other finance receivables	428,981	367,366	61,615	16.8%
Small business loans	139,765	155,775	(16,010)	(10.3)%
Consumer	329	349	(20)	(5.7)%
Leases, net	45,489	75,987	(30,498)	(40.1)%
Loans and other finance receivables	$2,167,684	$2,026,292	$141,392	7.0%
Total loans and other finance receivables	$2,201,446	$2,058,705	$142,741	6.9%
Portfolio loans increased $141.4 million, or 7.0% to $2.2 billion as of December 31, 2025, from $2.0 billion as of December 31, 2024.

The following table shows the amounts of loans and other finance receivables outstanding as of December 31, 2025 which, based on remaining scheduled repayments of principal, are due in the periods indicated:

(dollars in thousands)	12 months or Less	1 - 5 years	5 - 15 years	After 15 years	Total
Commercial mortgage	$66,313	$333,463	$475,815	$3,849	$879,440
Home equity lines and loans	1,995	2,909	99,546	2,552	107,002
Residential mortgage	229	1,895	1,245	232,766	236,135
Construction	137,048	100,366	91,886	1,243	330,543
Commercial, industrial & other finance receivables	58,321	144,833	76,162	149,665	428,981
Small business loans	432	11,368	86,583	41,382	139,765
Consumer	17	92	216	4	329
Leases, net	5,235	39,084	1,170	—	45,489
Loans and other finance receivables	$269,590	$634,010	$832,623	$431,461	$2,167,684
The amounts have been classified according to sensitivity to changes in interest rates as of December 31, 2025. Variance rate loans are those loans with floating or adjustable interest rates.

(dollars in thousands)	Fixed Rate	Variable Rate	Total
Commercial mortgage	$180,806	$698,634	$879,440
Home equity lines and loans	5,320	101,682	107,002
Residential mortgage	58,720	177,415	236,135
Construction	11,010	319,533	330,543
Commercial, industrial & other finance receivables	62,811	366,170	428,981
Small business loans	5,429	134,336	139,765
Consumer	259	70	329
Leases, net	45,489	—	45,489
Loans and other finance receivables	$369,844	$1,797,840	$2,167,684
Commercial real estate loans. Our commercial real estate loans are secured by real estate that is both owner-occupied and investor owned. Owner-occupied commercial real estate loans generally involve less risk than an investment property and are distinctly reported from non-owner occupied commercial real estate loans for measuring loan concentrations for regulatory purposes. Our owner-occupied commercial real estate loans are originated and managed within our commercial loan department and amounted to $335 million at December 31, 2025. The remaining commercial real estate loans are managed by our commercial real estate department which offer the following commercial real estate products:
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
•Meridian considers a limited number of strictly land development oriented loans based upon the risk, merit of the future project and strength of the borrower/guarantor relationship

Our commercial real estate loans increased by $55.5 million, or 6.7%, to $879.4 million at December 31, 2025 from $824.0 million at December 31, 2024. Our commercial real estate loan portfolio represented 39.9% and 40.0% of our total loan portfolio at December 31, 2025 and 2024, respectively. Construction loans increased $71.0 million, or 27.4%, to $330.5 million at December 31, 2025 from $259.6 million at December 31, 2024. Construction loans represented 15.0% and 12.6% of our total loan portfolio at December 31, 2025 and 2024, respectively.
Commercial and Industrial Loans (C & I) and Other Finance Receivables
We provide a variety of variable and fixed rate commercial business loans, lines of credit and other financing facilities. These credit facilities are made to small and medium-sized manufacturers and wholesale, retail and service-related businesses. Additionally, we lend to companies in the technology, healthcare, real estate and financial service industries. Commercial business loans generally include lines of credit and term loans with a maturity of five years or less. Other finance receivables include advances to merchants for short-term cash flow needs. The primary source of repayment for commercial credit is generally operating cash flows of the business and may also include collateralization of inventory, accounts receivable, equipment and/or personal guarantees. Our C & I loans increased $61.6 million, or 16.8%, to $429.0 million at December 31, 2025 from $367.4 million at December 31, 2024. C & I loans overall represented 19.5% and 17.8% of our total loan portfolio at December 31, 2025 and 2024, respectively.

Our 10 largest C & I relationships represented 11% of our C & I portfolio and 5% of the total loan portfolio at December 31, 2025. The average loan size outstanding in C & I portfolio, excluding leases, was $403 thousand at December 31, 2025 and the weighted average risk rating of the C & I portfolio is pass, based on our credit rating scale of 1 through 9, where ratings 1 through 5 are considered pass.

Small Business Loans
We provide financing to small businesses in various industries that include guarantees under the Small Business Administration’s (SBA’s) loan programs. Our small business loans decreased by $16.0 million, or 10.3%, to $139.8 million at December 31, 2025 from $155.8 million at December 31, 2024, due to an increase in sale of such loans during 2025. During 2025 we sold $97.8 million in SBA loans, an increase of $38.3 million, or 64.4%, from $59.4 million in SBA loans sold in 2024. The small business loans portfolio represented 6.3% and 7.6% of our total loan portfolio at December 31, 2025 and 2024, respectively.

Consumer and Personal Loans
Our consumer-lending department principally originates residential mortgage and home equity based products for our clients and prospects. These loans typically fund completely at closing. Additional products include smaller dollar personal loans and our student loan refinance product, designed to provide additional flexibility in repayment terms desired in the marketplace. Home equity lines and loans increased $16.3 million, or 17.9%, to $107.0 million at December 31, 2025 from $90.7 million at December 31, 2024, while residential mortgage loans decreased by $16.4 million, or 6.5%, to $236.1 million at December 31, 2025 from $252.6 million at December 31, 2024. Overall the total consumer loan portfolio represented 15.6% and 16.7% of our total loan portfolio at December 31, 2025 and 2024, respectively.

Leases, net
Meridian Equipment Finance specializes in small ticket equipment leases for small and mid-sized businesses nationally and through a broad range of industries. Leases decreased $30.5 million, or 40.1% to $45.5 million at December 31, 2025 as we continue to shift focus to commercial relationship lending.

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
As of December 31, 2025 our available-for-sale investment portfolio had a fair value of $193.5 million, with an effective tax equivalent yield of 3.84% and an estimated duration of approximately 3.7 years. The largest category of this investment portfolio, or 45.7%, consists of U.S. agency securities, along with 20.7% in municipal securities, and 8.4% in U.S. Treasury securities. The remainder of our available-for-sale securities portfolio is invested in other securities. We regularly evaluate the composition of our investment portfolio as the interest rate yield curve changes and may sell investment securities from time to time to adjust our exposure to interest rates or to provide liquidity to meet loan demand. Not included in the tables below are equity investments that had fair values of $2.2 million and $2.1 million, as of December 31, 2025 and 2024, respectively. As of December 31, 2025 we also had a held-to-maturity investment portfolio with amortized cost of $32.5 million.

The following table presents the amortized cost and fair value of securities at the dates indicated:

	December 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$26,385	$51	$(219)	$—	$26,217	13
U.S. government agency MBS	22,396	223	(268)	—	22,351	6
U.S. government agency CMO	67,216	441	(1,526)	—	66,131	38
State and municipal securities	43,282	151	(3,401)	—	40,032	31
U.S. Treasuries	17,039	—	(833)	—	16,206	16
Non-U.S. government agency CMO	8,786	27	(207)	—	8,606	9
Corporate bonds	14,023	266	(375)	—	13,914	11
Total securities available-for-sale	$199,127	$1,159	$(6,829)	$—	$193,457	124

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
State and municipal securities
Total securities held-to-maturity	$32,544	$22	$(2,414)	$—	$30,152	19
	$32,544	$22	$(2,414)	$—	$30,152	19

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$29,931	$73	$(160)	$—	$29,844	12
U.S. government agency MBS	21,392	96	(617)	—	20,871	14
U.S. government agency CMO	48,051	23	(2,461)	—	45,613	42
State and municipal securities	40,854	1	(4,159)	—	36,696	31
U.S. Treasuries	17,039	—	(1,589)	—	15,450	16
Non-U.S. government agency CMO	12,082	59	(412)	—	11,729	9
Corporate bonds	14,415	448	(762)	—	14,101	15
Total securities available-for-sale	$183,764	$700	$(10,160)	$—	$174,304	139

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$33,771	$7	$(3,286)	$—	$30,492	19
Total securities held-to-maturity	$33,771	$7	$(3,286)	$—	$30,492	19

Asset Quality Summary
The ratio of non-performing assets to total assets increased to 2.38% as of December 31, 2025, from 1.90% as of December 31, 2024. There was $3.6 million and $159 thousand in other real estate property, as well as $2.4 million and $117 thousand of repossessed assets, included in non-performing assets as of December 31, 2025 and 2024, respectively. The balance in OREO as of December 31, 2025 consisted of 4 well secured commercial properties, while the balance as of December 31, 2024 related to a well secured residential property. The balance in repossessed assets as of December 31, 2025 consisted of a billboard asset from a commercial loan relationship and repossessed equipment that collateralized leases, while the balance as of December 31, 2024 related solely to repossessed equipment.

The ratio of non-performing loans to total loans increased to 2.50% as of December 31, 2025, from 2.19% as of December 31, 2024. Total non-performing loans were $55.1 million and $45.1 million as of December 31, 2025 and December 31, 2024, respectively. The increase in non-performing loans over the period was due to increases in non-performing small business loans, residential mortgage loans, and commercial mortgage loans of $12.5 million, $2.5 million, and $1.7 million, respectively, partially offset by a decrease of $5.2 million in non-performing commercial loans due to the charge-off of a few commercial loans. Included in non-performing small business loans as of December 31, 2025 and December 31, 2024, are $13.2 million and $6.5 million in SBA guarantees, respectively. Non-performing loans, net of the SBA guaranteed portion, as a percent of total loans were 1.90% and 1.87% as of December 31, 2025, and 2024, respectively.

Meridian realized net charge-offs of $11.9 million, or 0.55%, of total average loans for the year ended December 31, 2025, compared to net charge-offs of $15.8 million, or 0.78%, of total average loans for the year ended December 31, 2024. A majority of net charge-offs for the year ended December 31, 2025 were from small business loans of $5.0 million, commercial loans of $2.4 million, finance receivables of $2.2 million, and equipment leases of $1.5 million. The ratio of allowance for credit losses to total loans held for investment, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Appendix), was 1.00% as of December 31, 2025 compared to 0.91% as of December 31, 2024. The increase in coverage ratio was driven by several factors including: reserving for the year over year increase in non-performing loans and an increase in the baseline loss rates used in the ACL calculation for portfolios that drove the increase in non-performing loans, combined with an increase in qualitative reserve factors year-over-year.

As of December 31, 2025 there were specific reserves of $3.4 million against individually evaluated loans, an increase from $2.7 million as of December 31, 2024. The drivers of the increase related to a $1.2 million increase in SBA loan specific reserves, partially offset with a $524 thousand decline in specific reserves on commercial loans.

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

The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$2,472	$809
Home equity lines and loans	2,023	1,716
Residential mortgage	10,385	7,900
Construction	6,650	8,613
Total real estate loans	21,530	19,038
Commercial, industrial & other finance receivables	6,770	11,966
Small business loans (1)	24,781	12,270
Leases	1,979	1,851
Total nonaccrual loans	55,060	45,125
Other real estate owned	3,592	159
Repossessed assets	2,405	117
Total non-performing assets	$61,057	$45,401

Asset quality ratios:
Non-performing assets to total assets	2.38%	1.90%
Non-performing loans to:
Total loans and other finance receivables	2.54%	2.22%
Total loans and other finance receivables (excluding loans at fair value) (2)	2.55%	2.24%
Allowance for credit losses to:
Total loans and other finance receivables	0.99%	0.91%
Total loans and other finance receivables (excluding loans at fair value) (2)	1.00%	0.91%
Non-performing loans	39.18%	40.86%

Total loans and leases	$2,204,362	$2,062,850
Total loans and other finance receivables	2,170,600	2,030,437
Total loans and other finance receivables (excluding loans at fair value)	2,156,204	2,015,936
Allowance for credit losses	21,573	18,438

(1) Included in non-performing small business loans as of December 31, 2025, and 2024, respectively, are $13.2 million and $6.5 million in SBA guarantees.
(2) The allowance for credit losses to total loans held-for-investment (excluding loans at fair value) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

Allowance for Credit Losses
The following is a summary of the allocation of the allowance for credit losses by loan category for the periods presented.

(dollars in thousands)	December 31, 2025	% of Loan Type to Total Loans	December 31, 2024	% of Loan Type to Total Loans
Commercial mortgage	$3,676	41%	$3,469	41%
Home equity lines and loans	1,162	5%	1,147	4%
Residential mortgage	926	11%	1,021	12%
Construction	2,067	15%	923	13%
Commercial, industrial & other finance receivables	2,982	20%	3,098	18%
Small business loans	9,321	6%	6,304	8%
Leases	1,439	2%	2,476	4%
Total	$21,573	100%	$18,438	100%

The following table provides information on net (charge-offs) and recoveries by loan category for the years ended:

	December 31, 2025	December 31, 2024
Home equity lines and loans	$6	$(56)
Residential mortgage	2	13
Construction	(738)	—
Commercial, industrial & other finance receivables	(4,632)	(6,304)
Small business loans	(4,951)	(4,164)
Consumer	(7)	(1)
Leases	(1,538)	(5,324)
Total Net Charge-offs	$(11,858)	$(15,836)

Deposits
The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Noninterest-bearing deposits	$245,377	$240,858	$4,519	1.9%
Interest-bearing deposits:
Interest-bearing demand deposits	157,360	141,439	15,921	11.3%
Money market and savings deposits	1,023,290	913,536	109,754	12.0%
Time deposits	732,101	709,535	22,566	3.2%
Total interest-bearing deposits	1,912,751	1,764,510	148,241	8.4%
Total deposits	$2,158,128	$2,005,368	$152,760	7.6%
Total deposits were $2.2 billion as of December 31, 2025, up $152.8 million, or 7.6%, from December 31, 2024. Non-interest bearing deposits increased $4.5 million, or 1.9%, from December 31, 2024. Interest-bearing demand deposits increased $15.9 million, or 11.3%, from December 31, 2024, while money market accounts and savings deposits increased $109.8 million, or 12.0%, during the period. Business accounts comprised 52% of all deposits, consumer accounts and municipal deposits comprised 14% and 12%, respectively, and wholesale funding was approximately 22%. Wholesale funding supports loan growth as business accounts from lending relationships tend to lag and wholesale funding can easily be managed through term.

Time deposits of $250 thousand or more had remaining maturities as follows:

	Year Ended December 31, 2025
(Dollars in thousands)	Amount	%
3 months or less	$144,428	27.6%
Over 3 months through 6 months	133,151	25.5%
Over 6 months through 12 months	182,904	35.0%
Over 12 months	62,185	11.9%
Total	$522,668	100.0%

Equity
Consolidated stockholders’ equity of the Corporation was $199.7 million, or 7.8% of total assets as of December 31, 2025 as compared to $171.5 million, or 7.2% of total assets as of December 31, 2024. The increase in stockholders’ equity is the result of net income for the year ended December 31, 2025 of $21.8 million, net proceeds from the sale of common stock of $7.5 million, comprehensive income of $2.9 million, and $596 thousand in stock-based compensation and stock options exercised, partially offset by dividends paid of $5.7 million, and an increase of $425 thousand in ESOP leverage.
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

The tables below provides the non-GAAP reconciliation for the Corporation’s pre-provision net revenue.

	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024
Income before income tax expense	$28,402	$21,786
Provision for credit losses	15,152	11,400
Pre-provision net revenue	$43,554	$33,186

	Year Ended
(dollars in thousands)	December 31, 2025	December 31, 2024
Bank	$40,140	$26,698
Wealth	2,337	2,375
Mortgage	1,077	4,113
Pre-provision net revenue	$43,554	$33,186

The table below provides the non-GAAP reconciliation for the Corporation’s tangible common equity ratio and tangible book value per common share.

(dollars in thousands)	December 31, 2025	December 31, 2024
Total stockholders' equity (GAAP)	$199,716	$171,522
Less: Goodwill and intangible assets	(3,462)	(3,666)
Tangible common equity (non-GAAP)	$196,254	$167,856

Total assets (GAAP)	2,561,995	2,385,867
Less: Goodwill and intangible assets	(3,462)	(3,666)
Tangible assets (non-GAAP)	$2,558,533	$2,382,201

Stockholders' equity to total assets (GAAP)	7.80%	7.19%
Tangible common equity to tangible assets (non-GAAP)	7.67%	7.05%

Shares outstanding	11,826	11,240

Book value per share (GAAP)	$16.89	$15.26
Tangible book value per share (non-GAAP)	$16.59	$14.93
The following is a reconciliation of the allowance for credit losses to loans and other finance receivables ratio at December 31, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	December 31, 2025	December 31, 2024
Allowance for credit losses (GAAP)	$21,573	$18,438

Loans and other finance receivables (GAAP)	2,170,600	2,030,437
Less: Loans at fair value	(14,396)	(14,501)
Loans and other finance receivables, excluding loans at fair value (non-GAAP)	$2,156,204	$2,015,936

ACL to loans and other finance receivables (GAAP)	0.99%	0.91%
ACL to loans and other finance receivables, excluding loans at fair value (non-GAAP)	1.00%	0.91%

Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a portion of commercial loan assets that are comprised of SNCs, which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $346.3 million at December 31, 2025, compared to $315.8 million at December 31, 2024, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.
In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the FRB to meet short-term liquidity needs. Through its relationship at the FRB, Meridian had available credit of approximately $4.2 million at December 31, 2025. At December 31, 2025, Meridian had $0 in borrowings from the Federal Reserve. As a member of the FHLB, we are eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of December 31, 2025, Meridian’s maximum borrowing capacity with the FHLB was $751.5 million. At December 31, 2025, Meridian had borrowed $115.8 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $178.6 million against its available credit lines. At December 31, 2025, Meridian also had available $56.0 million of unsecured federal funds lines of credit with other financial institutions as well as $306.8 million of available short or long term funding through the CDARS program and brokered CD arrangements. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Loan Commitments
At December 31, 2025, Meridian had $651.3 million in unfunded loan commitments. Management anticipates these commitments will be funded by means of normal cash flows. Certificates of deposit greater than or equal to $250 thousand scheduled to mature in one year or less from December 31, 2025 totaled $460.5 million. Management believes that the majority of such deposits will be reinvested with Meridian and that certificates that are not renewed will be funded by a reduction in cash and cash equivalents or by pay-downs and maturities of loans and investments. At December 31, 2025, Meridian had a reserve for unfunded loan commitments of $976 thousand.

Capital Resources
Meridian meets the definition of “well capitalized” for regulatory purposes on December 31, 2025. Our capital category is determined for the purposes of applying the bank regulators’ “prompt corrective action” regulations and for determining levels of deposit insurance assessments and may not constitute an accurate representation of Meridian’s overall financial condition or prospects.
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
Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8 and 10%. The Bank adopted this framework in 2020. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Bank’s CBLR was 9.50% and 9.21% as of December 31, 2025 and 2024, respectively, but reports all ratios for comparative purposes.
Tables presenting the Bank’s capital amounts and ratios as of December 31, 2025 and 2024 are included in Note 18 - Regulatory Matters.

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
Potential changes to our net interest income between a flat interest rate scenario and hypothetical rising and declining interest rate scenarios, measured over a one-year period as of December 31, 2025 and 2024 are presented in the following table. The simulation assumes rate shifts occur upward and downward on the yield curve in even increments over the first twelve months (ramp), followed by rates held constant thereafter.
Rate Ramp:

Changes in Market Interest Rates	December 31, 2025	December 31, 2024
+300 basis points over next 12 months	1.32%	1.87%
+200 basis points over next 12 months	1.10%	1.48%
+100 basis points over next 12 months	0.67%	0.92%
No Change
-100 basis points over next 12 months	(0.60)%	(1.08)%
-200 basis points over next 12 months	(0.76)%	(1.82)%
-300 basis points over next 12 months	(0.25)%	(1.84)%
The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2025. In its current position, the table indicates that a 100-300 basis point increase in interest rates would have a positive impact from rising rates on net interest income over the next 12 months and a negative impact in a falling rate scenario. The simulated exposure to a change in interest rates is contained, manageable and well within policy guidelines.
Simulation of economic value of equity. To quantify the amount of capital required to absorb potential losses in value of our interest-earning assets and interest-bearing liabilities resulting from adverse market movements, we calculate economic value of equity on a quarterly basis. We define economic value of equity as the net present value of our balance sheet’s cash flow, and we calculate economic value of equity by discounting anticipated principal and interest cash flows under the prevailing and hypothetical interest rate environments. Potential changes to our economic value of equity between a flat rate scenario and hypothetical rising and declining rate scenarios, measured as of December 31, 2025 and 2024, are presented in the following table. The projections assume shifts upward and downward in the yield curve of 100, 200 and 300 basis points occurring immediately. Management has and continues to employ strategies to mitigate risk in these scenarios. Strategies include actively lowering deposit and funding rates as well as adding and maintaining the use of interest rate floors on floating rate loans.

Changes in Market Interest Rates	December 31, 2025	December 31, 2024
+300 basis points over next 12 months	7%	4%
+200 basis points over next 12 months	6%	4%
+100 basis points over next 12 months	4%	3%
No Change
-100 basis points over next 12 months	(7)%	(6)%
-200 basis points over next 12 months	(18)%	(16)%
-300 basis points over next 12 months	(34)%	(33)%
This economic value of equity profile at December 31, 2025 suggests that we would experience a negative effect from a decrease in rates, and that the impact would become greater as rates continue to fall due to the duration of our interest-earning assets. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Meridian Corporation and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses - Qualitative Risk Factors

The Company has identified the allowance for credit losses (“ACL”) as a critical accounting estimate. The ACL includes quantitative and qualitative factors that comprise management’s current estimate of expected credit losses, including portfolio mix and segmentation, modeling methodology, historical loss experience, relevant available information from internal and external sources relating to reasonable and supportable forecasts about future economic conditions, prepayment speeds and qualitative adjustment factors as discussed in Note 1 and 6 in the consolidated financial statements. As of December 31, 2025, the allowance for credit losses attributable to loans held for investment is $21.6 million.

We determined that auditing the qualitative factors in the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of the following controls:

◦Management’s review of the completeness and accuracy of internally produced data and the relevance and reliability of the external data used in the determination of the qualitative adjustment factors.
◦Management’s review of the accuracy of the calculation of the qualitative adjustment factors.
◦Management’s review of the reasonableness of the judgments applied in the qualitative adjustment factors.

•Substantively testing management’s process to determine the allowance for credit losses, including:
◦Testing the relevance and reliability of the external data utilized and the completeness and accuracy of internally produced data utilized in the determination of the qualitative adjustment factors.
◦Testing the mathematical accuracy of the calculation of the qualitative adjustment factors.
◦Evaluating the reasonableness of management’s judgments used in the determination of the qualitative adjustment factors.

/s/ Crowe LLP

We have served as the Company’s auditor since 2020.
Washington, D.C.
March 13, 2026

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$10,358	$5,598
Interest-bearing deposits at other banks	25,420	21,864
Cash and cash equivalents	35,778	27,462
Securities available-for-sale, at fair value (amortized cost of $199,127 and $183,764, respectively)	193,457	174,304
Securities held-to-maturity, at amortized cost (fair value of $30,152 and $30,492, respectively)	32,544	33,771
Equity investments	2,166	2,086
Mortgage loans held for sale	33,762	32,413
Loans and other finance receivables, net of fees and costs	2,170,600	2,030,437
Allowance for credit losses	(21,573)	(18,438)
Loans and other finance receivables, net of the allowance for credit losses	2,149,027	2,011,999
Restricted investment in bank stock	7,811	7,753
Bank premises and equipment, net	12,402	12,151
Bank owned life insurance	30,687	29,712
Accrued interest receivable	10,724	9,958
OREO and other repossessed assets	5,997	276
Deferred income taxes	4,215	4,669
Servicing assets	3,932	4,382
Goodwill	899	899
Intangible assets	2,563	2,767
Other assets	36,031	31,265
Total assets	$2,561,995	$2,385,867

Liabilities:
Deposits:
Non-interest bearing	$245,377	$240,858
Interest bearing	1,912,751	1,764,510
Total deposits	2,158,128	2,005,368
Borrowings	117,338	124,471
Subordinated debentures	49,853	49,743
Accrued interest payable	6,531	6,860
Other liabilities	30,429	27,903
Total liabilities	2,362,279	2,214,345

Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,829,645 and 13,243,258 shares issued, respectively; and 11,826,462 and 11,240,075 shares outstanding, respectively.	13,830	13,243
Surplus	90,352	81,545
Treasury stock - 2,003,183 and 2,003,183 shares, respectively, at cost	(26,079)	(26,079)
Unearned common stock held by ESOP	(1,232)	(1,006)
Retained earnings	128,124	111,961
Accumulated other comprehensive loss	(5,279)	(8,142)
Total stockholders’ equity	199,716	171,522
Total liabilities and stockholders’ equity	$2,561,995	$2,385,867
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2025	2024
Interest income:
Loans and other finance receivables, including fees	$155,987	$147,157
Securities - taxable	7,271	5,739
Securities - tax-exempt	1,256	1,283
Cash and cash equivalents	1,800	1,848
Total interest income	166,314	156,027
Interest expense:
Deposits	68,169	74,037
Borrowings and subordinated debentures	10,467	10,994
Total interest expense	78,636	85,031
Net interest income	87,678	70,996
Provision for credit losses	15,152	11,400
Net interest income after provision for credit losses	72,526	59,596
Non-interest income:
Mortgage banking income	20,783	21,044
Wealth management income	6,316	5,735
SBA loan income	5,452	3,458
Earnings on investment in life insurance	956	868
Net gain on sale of MSRs	403	3,992
Net (loss) gain on sale of loans	(434)	15
Net change in the fair value of derivative instruments	373	30
Net change in the fair value of loans held-for-sale	310	(25)
Net change in the fair value of loans held-for-investment	659	214
Net (loss) on hedging activity	(151)	(87)
Net gain (loss) on sale of investments AFS	501	(57)
Other	4,012	6,152
Total non-interest income	39,180	41,339
Non-interest expense:
Salaries and employee benefits	51,280	47,268
Occupancy and equipment	4,576	5,976
Professional fees	4,095	4,767
Data processing and software	7,031	6,144
Advertising and promotion	3,877	3,293
Pennsylvania bank shares tax	1,016	972
Other	11,429	10,729
Total non-interest expense	83,304	79,149
Income before income taxes	28,402	21,786
Income tax expense	6,566	5,440
Net income	$21,836	$16,346
Basic earnings per common share	$1.93	$1.47
Diluted earnings per common share	$1.89	$1.45
Basic weighted average shares outstanding	11,326	11,113
Diluted weighted average shares outstanding	11,538	11,243
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2025	2024
Net income:	$21,836	$16,346

Net change in unrealized gains on investment securities available for sale:
Change in fair value of investment securities available for sale, net of tax of $992, and $239, respectively	3,327	718
Reclassification adjustment for net (gains) losses realized in net income, net of tax effect of $(116), and $14, respectively	(385)	43
Reclassification adjustment for securities transferred from available-for-sale to held-to-maturity, net of tax effect of $28, and $28, respectively	88	88
Unrealized investment gains, net of tax effect of $904, and $281, respectively	3,030	849
Net change in unrealized (losses) gains on interest rate swaps used in cash flow hedges, net of tax effect of $53 and $(129), respectively	(167)	431
Total other comprehensive income	2,863	1,280
Total comprehensive income	$24,699	$17,626
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Balance at January 1, 2024	$13,186	$80,325	$(26,079)	$(1,204)	$101,216	$(9,422)	$158,022
Net income	—	—	—	—	16,346	—	16,346
Other comprehensive income	—	—	—	—	—	1,280	1,280
Dividends declared, $0.50 per share	—	—	—	—	(5,601)	—	(5,601)
Common stock issued through share-based awards and exercises (57,000)	57	442	—	—	—	—	499
ESOP shares committed to be released (26,656)	—	322	—	198	—	—	520
Stock based compensation expense	—	456	—	—	—	—	456
Balance at December 31, 2024	$13,243	$81,545	$(26,079)	$(1,006)	$111,961	$(8,142)	$171,522
Net income	—	—	—	—	21,836	—	21,836
Other Comprehensive income	—	—	—	—	—	2,863	2,863
Dividends declared, $0.50 per share	—	—	—	—	(5,673)	—	(5,673)
Shares purchased for ESOP plan (29,253)	—	—	—	(425)	—	—	(425)
Net issuance of common stock (488,478)	489	7,030	—	—	—	—	7,519
Common stock issued through share-based awards and exercises (98,000)	98	787	—	—	—	—	885
ESOP shares committed to be released (26,656)	—	394	—	199	—	—	593
Stock based compensation expense	—	596	—	—	—	—	596
Balance at December 31, 2025	$13,830	$90,352	$(26,079)	$(1,232)	$128,124	$(5,279)	$199,716
(1) See Note 1 - Summary of Significant Accounting Policies for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2025	2024
Net income	$21,836	$16,346
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment securities available-for-sale	(501)	57
Net amortization of investment premiums and discounts and change in fair value of equity securities	1,738	3,991
Depreciation and amortization (accretion), net	(292)	818
Provision for credit losses	15,152	11,400
Amortization of issuance costs on subordinated debt	123	122
Stock based compensation	1,189	976
Net change in fair value of derivative instruments	(373)	(30)
Net change in fair value of loans held for sale	(310)	25
Net change in fair value of loans held for investment	(659)	(214)
Amortization and net impairment of servicing rights	(529)	1,481
Net gain on sale of MSRs	(403)	(3,992)
Gain on sale of OREO	(15)	(317)
SBA loan income	(5,452)	(3,458)
Proceeds from sale of loans	800,565	807,803
Loans originated for sale	(780,821)	(794,381)
Mortgage banking income	(20,783)	(21,044)
Increase in accrued interest receivable	(766)	(633)
Lease early termination	—	1,097
Increase in other assets	(6,885)	(4,559)
Earnings from investment in bank owned life insurance	(956)	(868)
Increase in deferred income tax	(373)	(799)
Decrease in accrued interest payable	(329)	(3,464)
Increase (decrease) in other liabilities	3,142	(760)
Net cash provided by operating activities	24,298	9,597

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	19,019	19,824
Sales	14,365	16,004
Purchases	(49,937)	(66,764)
Activity in held-to-maturity securities:
Maturities, repayments and calls	3,000	1,720
Purchases	(2,000)	—
Proceeds from sale of OREO	15	1,861
Proceeds from sale of MSRs	1,382	9,877
Proceeds from sale of loans held for investment	122,721	59,446
Net purchases of restricted investments in bank stocks	(58)	319
Net increase in loans	(270,698)	(206,715)
Purchases of premises and equipment	(1,732)	(568)
Net purchase of bank owned life insurance	(19)	—
Disposal of premise and equipment	40	—
Net cash used in investing activities	(163,902)	(164,996)

Cash flows from financing activities:
Net increase in deposits	152,760	181,906
Increase (decrease) in short-term borrowings	8,112	(42,592)
Decrease in long-term debt	(15,245)	(7,833)
Repayment of subordinated debt	(13)	(215)
Dividends paid	(5,673)	(5,601)
Stock based awards and exercises	885	499
Shares purchased for ESOP plan	(425)	—
Proceeds from issuance of common stock	7,519	—
Net cash provided by financing activities	147,920	126,164

Net change in cash and cash equivalents	8,316	(29,235)
Cash and cash equivalents at beginning of period	27,462	56,697
Cash and cash equivalents at end of period	$35,778	$27,462

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$78,965	$88,495
Income taxes:
Federal	10,224	2,500
State	989	583
Total Income taxes	11,213	3,083
Carrying value of residential portfolio loans sold	24,480	—
Net loans sold, not settled	1,834	9,674
Non-cash transfers from loans receivable to OREO	3,592	—
Non-cash transfers from loans receivable to repossessed assets	2,405	—
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
The Bank was incorporated on March 16, 2004 under the laws of the Commonwealth of Pennsylvania and is a Pennsylvania state-chartered bank. The Bank commenced operations on July 8, 2004 and is a full-service bank providing personal and business lending and deposit services through 7 full-service banking offices (6 in Pennsylvania and 1 in Florida), 5 mortgage loan production offices throughout the Delaware Valley, 2 mortgage loan production offices in Maryland, and a lending office in Florida. The Bank and Corporation are headquartered in Malvern, Pennsylvania, located in the western suburbs of Philadelphia.
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
Significant Concentrations of Credit Risk
Most of the Corporation’s activities are with customers located in the Delaware Valley tri-state market and the central Maryland market area. Note 4 discusses the types of securities that the Corporation invests in, and Note 5 discusses types of lending that the Corporation engages in. Although the Corporation has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. The Corporation does not have any significant concentrations to any one industry or customer, however there is significant concentration of commercial real estate-backed loans, amounting to 41% and 41% of total loans held for investment, as of December 31, 2025 and December 31, 2024, respectively.
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

Investments in equity securities are recorded in accordance with ASC 321-10, Investments - Equity Securities. Equity securities are carried at fair value, with changes in fair value reported in net income. At December 31, 2025 and 2024, investments in equity securities consisted of an investment in mutual funds with a fair value of $2.2 million, and $2.1 million, respectively.
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
During the fourth quarter of 2025 the third-party macroeconomic model we use was upgraded based on re-assessing the current macroeconomic variable relationships to expected results, and by expanding the dataset used to estimate losses to include more recent periods.. The resulting ACL from the model upgrade, before applying qualitative adjustments, was consistent with the ACL level before the upgrade.
The historical loss rates for commercial loans are estimated by determining the PD and expected LGD. The PD is calculated based on the historical rate of migration to an event of credit loss during the look-back period. The historical loss rates for retail loans is calculated based solely on average net loss rates over the same look-back period. The Corporation's current look-back period is 44 quarters which helps to ensure that historical loss rates are adequately considering losses over a full economic cycle.
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
Mortgage Banking Activities and Mortgage Loans Held for Sale
The Corporation’s mortgage banking division operates 5 offices in the tri-state area of Pennsylvania, Delaware and New Jersey and another 2 offices in Maryland. The mortgage banking division originates conventional mortgages, FHA, VA, USDA, and other state insured mortgages. The loans are generally sold to various investors in the secondary market.
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
These servicing assets amortize in proportion to, and over the period of, the estimated future net servicing life of the underlying loans. The servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the servicing assets. The Corporation may elect, from time to time, to sell portions of its servicing portfolio. Such sales are recorded in income at the time of the sale when servicing fee income is transferred to the buyer. During the year ended December 31, 2025, the Corporation sold approximately $979 thousand of residential mortgage loan servicing rights associated with $110.2 million of serviced loans, and recorded a net gain on sale of $403 thousand.
Other Real Estate Owned
OREO is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. The Corporation acquires OREO through the wholly owned subsidiary of the Bank, Apex Realty. OREO is recorded at the fair value of the collateral less estimated selling costs, at the date of foreclosure. The cost basis of OREO is its recorded value at the time of acquisition. After acquisition, valuations are periodically performed by management and subsequent changes in the valuation allowance are charged to OREO expense. Revenues, such as rental income, and holding expenses, as applicable, are included in other income and other expenses, respectively. The Corporation had four properties totalling $3.6 million and one property of $159 thousand OREO at December 31, 2025 and December 31, 2024, respectively. During the year-ended December 31, 2025, one property was sold and a gain of $15 thousand was recognized, while for the year-ended December 31, 2024, one property was sold and a gain of $317 thousand was recognized.
Repossessed Assets
Repossessed assets, which exclude OREO, is comprised of other loan and lease related collateral acquired through foreclosure or similar proceedings. These assets are initially recorded at the lower of cost or fair value less estimated selling costs at the time of acquisition. Subsequent to acquisition, the assets are periodically evaluated, and any declines in fair value below the carrying amount are recognized as a valuation allowance or direct write-down, with such losses reflected in non-interest expense. The $2.4 million balance of repossessed assets as of December 31, 2025 was comprised of a billboard that was collateral for a non-performing commercial loan, in addition to small equipment items that were previously collateralizing leases, while the $117 thousand balance as of December 31, 2024 was comprised of small equipment items that were previously collateralizing leases.
Restricted Investment in Bank Stock
Restricted bank stock is principally comprised of stock in the FHLB. Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. As of December 31, 2025, and 2024, the Corporation had an investment of $7.8 million and $7.7 million, respectively, related to the FHLB stock. Also included in restricted stock is secondary stock from a correspondent bank in the amount of $50 thousand as of December 31, 2025 and 2024. All restricted stock is carried at cost.
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
Management believes no impairment charge is necessary related to these bank restricted stocks as of December 31, 2025 or 2024.
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
Lease Liabilities and Right of Use Assets
The Corporation is obligated under non-cancelable operating leases for premises for various retail branch locations and loan production offices. The Corporation determines if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. For purposes of calculating operating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Corporation will exercise that option and begins when the Corporation has control and possession of the leased property, which may be before rental payments are due under the lease. Right-of use assets and operating lease liabilities are recognized based on the present value of lease payments, discounted using the Corporation's incremental borrowing rate, over the lease term at the possession date. The Corporation determines its incremental borrowing rate using publicly available information available for debt issuers with similar credit ratings as the Bank, as the substantial majority of the Corporation's leases are related to properties of the Bank. The Corporation separately accounts for lease and non-lease components such as property taxes, insurance, and maintenance costs. Operating lease expense for the Corporation's leases, which generally have escalating rental payments over the term of the lease, is recognized on a straight-line basis over the lease term. At December 31, 2025, the Corporation's leases have remaining terms of 8 months to 14 years.
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
Employee Benefit Plans
The Corporation has a 401(k) Plan (the Plan) and an ESOP. All employees are eligible to participate in the Plan and ESOP after they have attained the age of 21 and have also completed three months consecutively of service. Employees must participate in the Plan to be eligible for participation in the ESOP. The employees may contribute to the Plan up to the maximum percentage allowable by law of their compensation. The Corporation may make a discretionary matching contribution to the Plan and the ESOP. Full vesting in the Corporation’s contribution to the Plan and ESOP is over a three-year period. The Corporation recorded expense for the Plan and ESOP of $1.0 million and $918 thousand, respectively for the year ended December 31, 2025 and $905 thousand and $799 thousand, respectively for the year ended December 31, 2024. The expense recorded by the Corporation for the ESOP for the year ended December 31, 2025 included a $525 thousand employer contribution, in addition to $593 thousand in stock compensation related expense. The expense recorded by the Corporation for the ESOP for the year ended December 31, 2024 included a $490 thousand employer contribution, in addition to $520 thousand in stock compensation related expense.
During 2020 the Corporation established a $2 million loan with the ESOP, and the ESOP used all of the loan proceeds to purchase 266,560 Corporation common shares in that year (the “2020 ESOP Loan”). As of December 31, 2025, 159,936 of these common shares were released to the ESOP, leaving 106,624 unallocated shares.
During 2025 the Corporation established a second $2 million loan with the ESOP, and the ESOP used a portion of the loan proceeds to purchase 29,253 Corporation common shares in the year (the “2025 ESOP Loan”). As of December 31, 2025, 0 of these common shares were released to the ESOP, leaving all 29,253 common shares unallocated.
Overall between the two ESOP loans, during the year ended December 31, 2025, 29,253 shares were purchased by the ESOP, and for the year ended December 31, 2024, 0 shares were purchased by the ESOP. Overall, as of December 31, 2025, 159,936 of these common shares were released to the ESOP leaving 135,877 unallocated shares. Shares in the ESOP that are committed to be released to employees are treated as outstanding shares in the Corporation’s computation of earnings per share.
There were 483,205 shares in the ESOP as of December 31, 2025. Shares in the ESOP would be impacted by any stock dividends and stock splits in the same manner as all other outstanding common shares of the Corporation.
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
The Corporation follows accounting guidance related to accounting for uncertainty in income taxes. Under the “more likely than not” threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2025, and 2024, the Corporation had no material unrecognized tax benefits or accrued interest and penalties. The Corporation’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Corporation is no longer subject to examination by federal, state and local taxing authorities for years before January 1, 2022.
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
The components of other comprehensive income (loss) for the years ended December 31, 2025 and 2024 consist of unrealized holding gains and (losses) arising during the year on available-for-sale securities, unrealized gains and (losses) arising during the year on interest rate swaps used in cash flow hedges.
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
The allowance for credit losses for off-balance sheet exposures is included in Other liabilities on the Consolidated Balance Sheets and the provision for credit losses for off-balance sheet exposure is included in the provision for credit losses on the Consolidated Statements of Income for the periods ended December 31, 2025, and December 31, 2024. The allowance for credit losses for off-balance sheet exposures was $976 thousand and $817 thousand as of December 31, 2025 and December 31, 2024, respectively.
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
Revenue Recognition
The Corporation recognizes all sources of income on the accrual method, with the exception of nonaccrual loans and leases. In addition to lending and related activities, the Corporation offers various services that generate revenue, certain of which are in the scope of ASC 606, and are recognized within non-interest income and include wealth management fees and transaction based fees. Revenue is recognized when the transactions occur or as services as performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable based on a percentage of transaction size. Wealth management income for the years ended December 31, 2025 and 2024 was $6.3 million and $5.7 million. Within other non-interest income is $815 thousand and $716 thousand for the years ended December 31, 2025 and 2024, respectively, which are in the scope of ASC 606. These amounts include wire transfer fees, ATM/debit card commissions, title fee income.
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
Operating Segments
While the chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. The Corporation has identified three segments: a banking segment, a wealth management segment and a mortgage banking segment, as more fully disclosed in Note 21 - Segments.
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19 - Fair Value Measurements and Disclosures. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Recent Accounting Pronouncements
Pronouncements Adopted in 2025
The following pronouncements were adopted in 2025, but did not have a material impact on our consolidated financial statements.
FASB ASU 2024-01 Stock Compensation - Scope Application of Profits Interest and Similar Awards
The amendments in this update improve the understandability of paragraph 718-10-15-3 and apply to all entities that enter into share-based payments transactions and are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. The adoption of this guidance did not have a material impact on the Corporation's consolidated financial statements.

FASB ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures”
On December 31, 2025, the Corporation adopted ASU 2023-09 which enhances income tax disclosures to help investors better assess how a company's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update led to a further disaggregation of information about our effective tax rate reconciliation and information on income taxes paid in these footnotes. We adopted ASU 2023-09 on a retrospective basis. The adoption of this guidance did not have a material impact on the Corporation's consolidated financial statements.
Pronouncements Not Effective as of December 31, 2025:
FASB ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative".
This ASU amends the disclosure or presentation requirements related to various subtopics in the ASC. The amendments are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. For entities subject to the SEC's existing disclosure requirements the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity.
FASB ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)"
This amendment requires enhanced disaggregation of certain expense categories within the income statement to provide more detailed information about the nature and function of expenses. The objective is to improve the transparency and usefulness of financial statements for users by offering greater insight into the components of operating expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026. These changes may be applied prospectively or retroactively. Early adoption is permitted. The Corporation is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.
FASB ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date"
This amendment addresses questions that were raised regarding the effective date of ASU 2024-03 for public business entities with non-calendar year ends. The amendment clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Corporation is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.
FASB ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).”
This update modernizes internal-use software guidance to apply regardless of the method used to develop software. The amendment will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Corporation is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.
FASB ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) – Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”
This update refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting and clarifies guidance under Topic 606 for share-based noncash consideration from a customer in revenue contracts. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026. The Corporation is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.
FASB ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans”.
This ASU changes the accounting for certain acquired loans by requiring entities to apply a “gross-up” approach at acquisition for purchased seasoned loans, recognizing an allowance for credit losses as part of the acquisition accounting rather than through a post-acquisition provision. The amendments are to be applied prospectively to loans acquired on or after the initial application date. The ASU will be effective for the annual reporting period beginning after December 15, 2026. Early adoption is permitted. The Corporation is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.
FASB ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements.”
This ASU clarifies when Topic 270 applies and enhances usability by (among other changes) specifying the form/content of interim financial statements, providing a comprehensive list of required interim disclosures, and introducing a disclosure principle for material events since the last annual period-without intending to significantly expand or reduce interim disclosure requirements. The amendments in this update are effective for the annual reporting period beginning after December 15, 2027. The Corporation is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

FASB ASU 2025-12, “Codification Improvements.”
This ASU is part of the FASB's standing "evergreen" project and makes a broad set of technical corrections, clarifications, and other minor improvements across many Topics to make the Codification easier to understand and apply. The amendments in this update are effective for the annual reporting period beginning after December 15, 2026, and interim periods within that fiscal year. The Corporation is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

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

	Year Ended December 31,
(dollars in thousands, except per share data)	2025	2024
Numerator for earnings per share:
Net income available to common stockholders	$21,836	$16,346

Denominators for earnings per share:
Weighted average shares outstanding	11,446	11,260
Average unearned ESOP shares	(120)	(147)
Basic weighted average shares outstanding	11,326	11,113
Dilutive effects of assumed exercises of stock options	212	130
Diluted weighted average shares outstanding	11,538	11,243

Basic earnings per share	$1.93	$1.47
Diluted earnings per share	$1.89	$1.45
Antidilutive shares excluded from computation of average dilutive earnings per share	502	603

(3)    Goodwill and Other Intangibles
The Corporation’s goodwill and intangible assets are detailed below:

(dollars in thousands)	December 31, 2024	Amortization Expense	December 31, 2025	Amortization Period (in years)
Goodwill	$899	$—	$899	Indefinite

Intangible assets - customer relationships	266	—	266	Indefinite
Intangible assets - non competition agreements	2,501	(204)	2,297	20
Total Intangible Assets	$2,767	$(204)	$2,563
Accumulated amortization of intangible assets was $2.0 million and $1.8 million as of December 31, 2025 and 2024, respectively.
In accordance with ASC Topic 350, the Corporation performed a qualitative assessment of goodwill and identifiable intangible assets as of December 31, 2025 and determined it was more likely than not that the fair value of the Corporation was more than its carrying amount.
At December 31, 2025, the schedule of future intangible asset amortization is as follows (in thousands):

2026	$204
2027	204
2028	204
2029	204
2030	204
Thereafter	1,277
Total	$2,297

(4)    Securities
The following table presents the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	December 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$26,385	$51	$(219)	$—	$26,217	13
U.S. government agency MBS	22,396	223	(268)	—	22,351	6
U.S. government agency CMO	67,216	441	(1,526)	—	66,131	38
State and municipal securities	43,282	151	(3,401)	—	40,032	31
U.S. Treasuries	17,039	—	(833)	—	16,206	16
Non-U.S. government agency CMO	8,786	27	(207)	—	8,606	9
Corporate bonds	14,023	266	(375)	—	13,914	11
Total securities available-for-sale	$199,127	$1,159	$(6,829)	$—	$193,457	124

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	$32,544	$22	$(2,414)	$—	$30,152	19
Total securities held-to-maturity	$32,544	$22	$(2,414)	$—	$30,152	19

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$29,931	$73	$(160)	$—	$29,844	12
U.S. government agency MBS	21,392	96	(617)	—	20,871	14
U.S. government agency CMO	48,051	23	(2,461)	—	45,613	42
State and municipal securities	40,854	1	(4,159)	—	36,696	31
U.S. Treasuries	17,039	—	(1,589)	—	15,450	16
Non-U.S. government agency CMO	12,082	59	(412)	—	11,729	9
Corporate bonds	14,415	448	(762)	—	14,101	15
Total securities available-for-sale	$183,764	$700	$(10,160)	$—	$174,304	139

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held-to-maturity:
State and municipal securities	$33,771	$7	$(3,286)	$—	$30,492	19
Total securities held-to-maturity	$33,771	$7	$(3,286)	$—	$30,492	19
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at December 31, 2025, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities warranted an ACL.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$6,504	$(39)	$11,285	$(180)	$17,789	$(219)
U.S. government agency MBS	3,881	(38)	3,945	(230)	7,826	(268)
U.S. government agency CMO	20,511	(178)	17,074	(1,348)	37,585	(1,526)
State and municipal securities	—	—	35,212	(3,401)	35,212	(3,401)
U.S. Treasuries	—	—	16,206	(833)	16,206	(833)
Non-U.S. government agency CMO	456	—	5,235	(207)	5,691	(207)
Corporate bonds	1,476	(26)	4,879	(349)	6,355	(375)
Total securities available-for-sale	$32,828	$(281)	$93,836	$(6,548)	$126,664	$(6,829)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$2,087	$(69)	$25,842	$(2,345)	$27,929	$(2,414)
Total securities held-to-maturity	$2,087	$(69)	$25,842	$(2,345)	$27,929	$(2,414)

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$12,708	$(56)	$3,568	$(104)	$16,276	$(160)
U.S. government agency MBS	5,773	(183)	9,050	(434)	14,823	(617)
U.S. government agency CMO	22,351	(506)	18,876	(1,955)	41,227	(2,461)
State and municipal securities	—	—	35,199	(4,159)	35,199	(4,159)
U.S. Treasuries	—	—	15,450	(1,589)	15,450	(1,589)
Non-U.S. government agency CMO	1,403	(12)	5,204	(400)	6,607	(412)
Corporate bonds	1,688	(41)	7,479	(721)	9,167	(762)
Total securities available-for-sale	$43,923	$(798)	$94,826	$(9,362)	$138,749	$(10,160)

	Less than 12 Months		12 Months or more		Total
	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$1,048	$(15)	$27,271	$(3,271)	$28,319	$(3,286)
Total securities held-to-maturity	$1,048	$(15)	$27,271	$(3,271)	$28,319	$(3,286)

Amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	December 31, 2025
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	22,746	21,762	2,967	2,842
Due after five years through ten years	19,640	19,456	5,775	5,095
Due after ten years	58,343	55,151	23,802	22,215
Subtotal	100,729	96,369	32,544	30,152
Mortgage-related securities	98,398	97,088	—	—
Total	$199,127	$193,457	$32,544	$30,152
The following table presents the gross gains and losses on sale of investment securities available for sale on the dates indicated:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Proceeds from sale of investment securities	$14,365	$16,004
Gross gain on sale of available for sale investments	594	—
Gross loss on sale of available for sale investments	(93)	(57)
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
For the years ended December 31, 2025 and December 31, 2024, we had no ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.

Pledged Securities
At December 31, 2025 and December 31, 2024, securities having a carrying value of $69.5 million and $43.3 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. There is a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

(5)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables, net of fees and costs detailed by category at the dates indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
Real estate loans:
Commercial mortgage	$879,440	$823,976
Home equity lines and loans	107,002	90,721
Residential mortgage	236,135	252,565
Construction	330,543	259,553
Total real estate loans	1,553,120	1,426,815
Commercial, industrial & other finance receivables	428,981	367,366
Small business loans	139,765	155,775
Consumer	329	349
Leases, net	45,489	75,987
Loans and other finance receivables	$2,167,684	$2,026,292

Balances included in loans and other finance receivables
Residential mortgage real estate loans accounted under fair value option, at fair value	$14,396	$14,501
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,169	16,543
Unearned lease income included in leases, net	(4,980)	(9,057)
Unamortized net deferred loan origination costs, not included in loans above	2,916	4,145

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
Past Due and Nonaccrual Loans
The following tables present an aging of the Corporation’s loans at the dates indicated:

	December 31, 2025
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans	% Delinquent
Commercial mortgage	$1,059	$328	$1,387	$875,581	$876,968	$2,472	$879,440	0.44%
Home equity lines and loans	513	—	513	104,466	104,979	2,023	107,002	2.37
Residential mortgage (1)	1,843	621	2,464	223,286	225,750	10,385	236,135	5.44
Construction	—	—	—	323,893	323,893	6,650	330,543	2.01
Commercial, industrial & other finance receivables	1,099	—	1,099	421,112	422,211	6,770	428,981	1.83
Small business loans	739	—	739	114,245	114,984	24,781	139,765	18.26
Consumer	—	—	—	329	329	—	329	—
Leases, net	699	249	948	42,562	43,510	1,979	45,489	6.43%
Total	$5,952	$1,198	$7,150	$2,105,474	$2,112,624	$55,060	$2,167,684	2.87%

(1) Includes $14.4 million of loans at fair value of which $13.3 million are current, $604 thousand are 30-89 days past due, and $510 thousand are nonaccrual.

	December 31, 2024
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total Accruing Loans and leases	Nonaccrual loans and leases	Total loans	% Delinquent
Commercial mortgage	$1,290	$—	$1,290	$821,877	$823,167	$809	$823,976	0.25%
Home equity lines and loans	176	154	330	88,675	89,005	1,716	90,721	2.26
Residential mortgage (1)	3,259	—	3,259	241,406	244,665	7,900	252,565	4.42
Construction	1,000	—	1,000	249,940	250,940	8,613	259,553	3.70
Commercial, industrial & other finance receivables	—	—	—	355,400	355,400	11,966	367,366	3.26
Small business loans	1,351	—	1,351	142,154	143,505	12,270	155,775	8.74
Consumer	—	—	—	349	349	—	349	—
Leases, net	1,046	457	1,503	72,633	74,136	1,851	75,987	4.41%
Total	$8,122	$611	$8,733	$1,972,434	$1,981,167	$45,125	$2,026,292	2.66%

(1) Includes $14.5 million of loans at fair value of which $13.7 million are current, $473 thousand are 30-89 days past due and $340 thousand are nonaccrual.
There were no loans in the tables above as of December 31, 2025 or December 31, 2024 that were 90+days past due and still accruing interest.
Foreclosed and Repossessed Assets
At December 31, 2025 and December 31, 2024, there were 11 and 4 consumer mortgage loans, respectively, totaling $3.1 million and $1.3 million, respectively, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) for which formal foreclosure proceedings were in process.
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

Past Due and Nonaccrual Status
The following table presents the amortized costs basis of loans and leases on nonaccrual status, net of fees and costs as of December 31, 2025 and 2024. As of these dates there were no loans 90 days or more past due and still accruing.

	December 31, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual	Nonaccrual Without ACL	Nonaccrual With ACL	Total Nonaccrual
Commercial mortgage	$2,472	$—	$2,472	$809	$—	$809
Home equity lines and loans	2,023	—	2,023	1,716	—	1,716
Residential mortgage	9,020	1,365	10,385	7,518	382	7,900
Construction	1,889	4,761	6,650	8,613	—	8,613
Commercial, industrial & other finance receivables	6,770	—	6,770	9,166	2,800	11,966
Small business loans (1)	18,050	6,731	24,781	8,179	4,091	12,270
Leases, net	—	1,979	1,979	1,851	—	1,851
Total	$40,224	$14,836	$55,060	$37,852	$7,273	$45,125
(1) Included in non-performing small business loans as of December 31, 2025, and 2024, respectively, are $13.2 million and $6.5 million in SBA guarantees.
Collateral-dependent Loans
The following table presents the amortized cost basis of non-accruing collateral-dependent loans by class of loans and type of collateral identified as of December 31, 2025 and 2024 under the current expected credit loss model:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Real Estate	Equipment and Other	Total	Real Estate	Equipment and Other	Total
Commercial mortgage	$2,472	$—	$2,472	$809	$—	$809
Home equity lines and loans	2,023	—	2,023	1,716	—	1,716
Residential mortgage	10,385	—	10,385	7,900	—	7,900
Construction	6,650	—	6,650	8,613	—	8,613
Commercial, industrial & other finance receivables	1,372	5,398	6,770	1,344	10,622	11,966
Small business loans	19,287	5,494	24,781	10,164	2,106	12,270
Total	$42,189	$10,892	$53,081	$30,546	$12,728	$43,274

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
Roll-Forward of Allowance by Portfolio Segment
The following tables provide the activity of our ACL for the years ended December 31, 2025 and 2024 under the CECL model in accordance with ASC 326:

	Year Ended December 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending Balance
Commercial mortgage	$3,469	$—	$—	$207	$3,676
Home equity lines and loans	1,147	—	6	9	1,162
Residential mortgage	1,021	—	2	(97)	926
Construction	923	(738)	—	1,882	2,067
Commercial, industrial & other finance receivables	3,098	(4,788)	156	4,516	2,982
Small business loans	6,304	(4,989)	38	7,968	9,321
Consumer	—	(11)	4	7	—
Leases	2,476	(2,358)	820	501	1,439
Total	$18,438	$(12,884)	$1,026	$14,993	$21,573

	Year Ended December 31, 2024
(dollars in thousands)	Beginning Balance	Initial PCD on purchased loan (1)	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending Balance
Commercial mortgage	$4,375	$—	$—	$—	$(906)	$3,469
Home equity lines and loans	998	—	(86)	30	205	1,147
Residential mortgage	1,020	—	—	13	(12)	1,021
Construction	485	—	—	—	438	923
Commercial, industrial & other finance receivables	4,518	574	(6,367)	63	4,310	3,098
Small business loans	7,005	—	(4,300)	136	3,463	6,304
Consumer	—	—	(5)	4	1	—
Leases	3,706	—	(5,916)	592	4,094	2,476
Total	$22,107	$574	$(16,674)	$838	$11,593	$18,438

(1) - Meridian repurchased, at a discount of $574 thousand, the remaining balance of a commercial loan participation to another bank. The discount was recorded as a PCD loan in the ACL rollforward as presented above.At the time of purchase the determination was made that this loan had experienced more than insignificant deterioration in credit quality since origination. The impact of this loan repurchase increased the balance of non-performing loans by $2.1 million and also increased the ACL by $574 thousand as this loan is classified as a PCD loan. This initial measurement of expected credit losses on a PCD loan has no impact on net income. Subsequent changes to the ACL on the PCD loan would be recognized through a provision for credit losses.

Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Provision for credit losses - funded loans	$14,993	$11,593
Provision (recovery) for credit losses - unfunded loans	159	(193)
Total provision for credit losses	$15,152	$11,400

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases at the dates indicated:

	December 31, 2025
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,676	$3,676	$2,472	$876,968	$879,440
Home equity lines and loans	—	1,162	1,162	2,023	104,979	107,002
Residential mortgage (1)	122	804	926	9,875	211,864	221,739
Construction	331	1,736	2,067	6,650	323,893	330,543
Commercial, industrial & other finance receivables	—	2,982	2,982	6,770	422,211	428,981
Small business loans	2,986	6,335	9,321	24,781	114,984	139,765
Consumer	—	—	—	—	329	329
Leases, net	—	1,439	1,439	—	45,489	45,489
Total (2)	$3,439	$18,134	$21,573	$52,571	$2,100,717	$2,153,288

(1) Excludes $14.4 million of loans at fair value.
(2) Excludes deferred fees.

	December 31, 2024
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,469	$3,469	$809	$823,167	$823,976
Home equity lines and loans	—	1,147	1,147	1,716	89,005	90,721
Residential mortgage (1)	29	992	1,021	7,560	230,504	238,064
Construction	—	923	923	8,613	250,940	259,553
Commercial, industrial & other finance receivables	855	2,243	3,098	11,966	355,400	367,366
Small business loans	1,808	4,496	6,304	12,270	143,505	155,775
Consumer	—	—	—	—	349	349
Leases	—	2,476	2,476	—	75,987	75,987
Total (2)	$2,692	$15,746	$18,438	$42,934	$1,968,857	$2,011,791

(1) Excludes $14.5 million of loans at fair value.
(2) Excludes deferred fees.

The $3.1 million increase in the overall funded ACL from December 31, 2024 to December 31, 2025 was driven by increases in the ACL on small business loans due to an increase in nonperforming loans and net charge-offs, combined with an increase in net charge-offs on construction loans during 2025. These increases in ACL were partially offset by a decline in the ACL on the lease portfolio as this portfolio continues to run off.

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

The following tables detail the carrying value of loans and leases by portfolio segment based on the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	December 31, 2025						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Commercial mortgage
Pass/Watch	$116,630	$116,852	$102,516	$162,329	$127,627	$227,348	$—	$—	$853,302
Special Mention	—	—	4,487	1,474	—	4,159	—	—	10,120
Substandard	—	—	1,029	8,074	—	6,915	—	—	16,018
Total	$116,630	$116,852	$108,032	$171,877	$127,627	$238,422	$—	$—	$879,440
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$117,778	$118,733	$19,858	$9,212	$3,373	$8,263	$—	$29,906	$307,123
Special Mention	—	—	6,245	—	—	—	—	—	6,245
Substandard	1,430	211	1,185	9,096	1,826	492	—	2,935	17,175
Total	$119,208	$118,944	$27,288	$18,308	$5,199	$8,755	$—	$32,841	$330,543
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$(738)	$(738)

Commercial, industrial & other finance receivables
Pass/Watch	$84,183	$62,904	$16,119	$17,270	$9,224	$21,836	$—	$193,356	$404,892
Special Mention	—	—	—	145	3,857	—	—	4,608	8,610
Substandard	—	—	850	—	523	5,360	—	8,746	15,479
Total	$84,183	$62,904	$16,969	$17,415	$13,604	$27,196	$—	$206,710	$428,981
Year-to-date gross charge-offs	$(739)	$(1,487)	$(160)	$(23)	$(1,089)	$—	$—	$(1,290)	$(4,788)

Small business loans
Pass/Watch	$29,760	$17,403	$17,955	$16,903	$9,448	$8,935	$—	$10,713	$111,117
Special Mention	—	477	134	—	—	—	—	140	751
Substandard	2,567	2,127	3,893	874	10,523	4,002	—	3,911	27,897
Total	$32,327	$20,007	$21,982	$17,777	$19,971	$12,937	$—	$14,764	$139,765
Year-to-date gross charge-offs	$(1,211)	$(433)	$(550)	$(233)	$(692)	$(1,057)	$—	$(813)	$(4,989)

Total by risk rating
Pass/Watch	$348,351	$315,892	$156,448	$205,714	$149,672	$266,382	$—	$233,975	1,676,434
Special Mention	—	477	10,866	1,619	3,857	4,159	—	4,748	25,726
Substandard	3,997	2,338	6,957	18,044	12,872	16,769	—	15,592	76,569
Total	$352,348	$318,707	$174,271	$225,377	$166,401	$287,310	$—	$254,315	$1,778,729
Total year-to-date gross charge-offs	$(1,950)	$(1,920)	$(710)	$(256)	$(1,781)	$(1,057)	$—	$(2,841)	$(10,515)

	December 31, 2024						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Commercial mortgage
Pass/Watch	$118,289	$99,971	$162,831	$140,046	$92,705	$184,157	$511	$189	$798,699
Special Mention	—	3,471	11,258	972	47	767	667	—	17,182
Substandard	—	200	30	—	4,681	3,184	—	—	8,095
Total	$118,289	$103,642	$174,119	$141,018	$97,433	$188,108	$1,178	$189	$823,976
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$89,417	$61,040	$38,315	$10,935	$7,015	$4,229	$123	$34,613	$245,687
Special Mention	160	1,185	2,948	—	—	—	—	—	4,293
Substandard	—	—	1,277	1,605	516	2,608	—	3,567	9,573
Total	$89,577	$62,225	$42,540	$12,540	$7,531	$6,837	$123	$38,180	$259,553
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial, industrial & other finance receivables
Pass/Watch	$81,352	$23,658	$16,844	$15,634	$8,499	$23,220	$—	$162,980	$332,187
Special Mention	—	850	2,599	438	—	—	—	2,455	6,342
Substandard	—	115	3,813	2,365	—	9,978	—	12,566	28,837
Total	$81,352	$24,623	$23,256	$18,437	$8,499	$33,198	$—	$178,001	$367,366
Year-to-date gross charge-offs	$(351)	$(1,136)	$(41)	$—	$—	$(1,324)	$—	$(3,515)	$(6,367)

Small business loans
Pass/Watch	$35,720	$23,714	$24,446	$22,800	$6,699	$6,226	$—	$13,818	$133,423
Special Mention	—	425	507	2,335	1,332	—	—	—	4,599
Substandard	—	1,804	1,294	8,481	4,085	—	—	2,089	17,753
Total	$35,720	$25,943	$26,247	$33,616	$12,116	$6,226	$—	$15,907	$155,775
Year-to-date gross charge-offs	$—	$(118)	$(1,986)	$(1,064)	$(352)	$—	$—	$(780)	$(4,300)

Total by risk rating
Pass/Watch	$324,778	$208,383	$242,436	$189,415	$114,918	$217,832	$634	$211,600	1,509,996
Special Mention	160	5,931	17,312	3,745	1,379	767	667	2,455	32,416
Substandard	—	2,119	6,414	12,451	9,282	15,770	—	18,222	64,258
Total	$324,938	$216,433	$266,162	$205,611	$125,579	$234,369	$1,301	$232,277	$1,606,670
Total year-to-date gross charge-offs	$(351)	$(1,254)	$(2,027)	$(1,064)	$(352)	$(1,324)	$—	$(4,295)	$(10,667)
The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at December 31, 2025 and December 31, 2024.

In addition to credit quality indicators as shown in the above tables, allowance allocations for residential mortgages, consumer loans and leases are also applied based on their performance status at the dates indicated:

	December 31, 2025						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Home equity lines and loans
Performing	$1,103	$658	$196	$534	$207	$3,102	$99,179	$104,979
Nonperforming	—	—	—	—	91	342	1,590	2,023
Total	$1,103	$658	$196	$534	$298	$3,444	$100,769	$107,002
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$25,957	$8,080	$26,278	$122,566	$15,775	$13,208	$—	$211,864
Nonperforming	—	437	672	3,398	737	4,631	—	9,875
Total	$25,957	$8,517	$26,950	$125,964	$16,512	$17,839	$—	$221,739
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$5	$22	$12	$—	$220	$70	$329
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$5	$22	$12	$—	$220	$70	$329
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(11)	$(11)

Leases, net
Performing	$6,232	$482	$10,149	$19,369	$6,561	$717	$—	$43,510
Nonperforming	—	—	518	1,099	342	20	—	1,979
Total	$6,232	$482	$10,667	$20,468	$6,903	$737	$—	$45,489
Year-to-date gross charge-offs	$—	$—	$(90)	$(1,472)	$(756)	$(40)	$—	$(2,358)

Total by Payment Performance
Performing	$33,292	$9,225	$36,645	142,481	$22,543	$17,247	$99,249	$360,682
Nonperforming	—	437	1,190	4,497	1,170	4,993	1,590	13,877
Total	$33,292	$9,662	$37,835	$146,978	$23,713	$22,240	$100,839	$374,559
Total year-to-date gross charge-offs	$—	$—	$(90)	$(1,472)	$(756)	$(40)	$(11)	$(2,369)
(1) Excludes $14.4 million of loans at fair value.

	December 31, 2024						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2024	2023	2022	2021	2020	Prior
Home equity lines and loans
Performing	$705	$332	$620	$211	$328	$3,313	$83,016	$88,525
Nonperforming	—	—	—	91	—	342	1,763	2,196
Total	$705	$332	$620	$302	$328	$3,655	$84,779	$90,721
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(86)	$(86)

Residential mortgage (1)
Performing	$13,878	$43,860	$140,953	$16,761	$6,808	$8,245	$—	$230,505
Nonperforming	129	253	2,323	752	357	3,745	—	7,559
Total	$14,007	$44,113	$143,276	$17,513	$7,165	$11,990	$—	$238,064
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$14	$32	$22	$—	$—	$241	$40	$349
Nonperforming	—	—	—	—	—	—	—	—
Total	$14	$32	$22	$—	$—	$241	$40	$349
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(5)	$(5)

Leases, net
Performing	$741	$15,594	$36,229	$17,253	$4,326	$—	$—	$74,143
Nonperforming	—	298	945	493	108	—	—	1,844
Total	$741	$15,892	$37,174	$17,746	$4,434	$—	$—	$75,987
Year-to-date gross charge-offs	$—	$(968)	$(3,606)	$(1,077)	$(265)	$—	$—	$(5,916)

Total by Payment Performance
Performing	$15,338	$59,818	$177,824	$34,225	$11,462	$11,799	$83,056	$393,522
Nonperforming	129	551	3,268	1,336	465	4,087	1,763	11,599
Total	$15,467	$60,369	$181,092	$35,561	$11,927	$15,886	$84,819	$405,121
Total year-to-date gross charge-offs	$—	$(968)	$(3,606)	$(1,077)	$(265)	$—	$(91)	$(6,007)
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
The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number of Loans	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
(dollars in thousands)
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	4	$1,556	1.1%	$—	6	$3,534	2.3%	$—
Construction	2	10,526	3.2%	—	—	—	—%	—
Commercial mortgage	3	1,388	0.2%	—	—	—	—%	—
Commercial, industrial & other finance receivables	1	1,099	0.3%	—	7	3,156	0.9%	—
Leases	7	271	0.6%	9	—	—	—%	—
Total	17	$14,840		$9	13	$6,690		$—
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	9	$4,083	2.9%	$1,512	3	$1,663	1.1%	$—
Construction	3	4,331	1.3%	185	2	1,856	0.7%	—
Commercial, industrial & other finance receivables	2	850	0.2%	—	5	2,792	0.8%	—
Leases	18	606	1.3%	19	—	—	—%	—
Home equity lines and loans	1	456	0.4%	—	—	—	—%	—
Residential mortgage	2	905	0.4%	—	3	546	0.2%	19
Total	35	$11,231		$1,716	13	$6,857		$19

The following presents, by class of loans, information regarding accruing and nonaccrual modified loans to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Number of Loans		Number of Loans
		Financial Effect		Financial Effect
Accruing Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	4	Extend maturity date	6	Extend maturity date
Construction	2	Extend maturity date and allow additional funding	—	Extend maturity date
Commercial mortgage	3	Extend maturity date and allow additional funding	—
Commercial, industrial & other finance receivables	1	Extend maturity date	7	Extend maturity date and allow additional funding
Leases	7	Extend maturity date	—
Total	17		13
Nonaccrual Modified Loans to Borrowers Experiencing Financial Difficulty:
Small business loans	9	Extend maturity date	3	Extend maturity date
Construction	3	Extend maturity date	2	Extend maturity date
Commercial, industrial & other finance receivables	2	Extend maturity date	5	Extend maturity date and allow additional funding
Leases	18	Extend maturity date	—
Home equity lines and loans	1	Extend maturity date	—
Residential mortgage	2	Extend maturity date	3	Extend maturity date
Total	35		13

There were 52 and 26 modifications granted to borrowers experiencing financial difficulty for the year ended December 31, 2025 and December 31, 2024, respectively. There were no loans that had a payment default that were modified in the 12 months before the years ended December 31, 2025 and December 31, 2024. There were $2.1 million and zero, in commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the years ended December 31, 2025 and December 31, 2024, respectively.

The increase period over period in assistance provided to borrowers experiencing financial difficulty was seen in small business loans, leases, and construction loans. The primary factor for the financial difficulty generally comes from higher interest rates (small business loans) or higher rates for longer periods (which for construction, caused the borrower to go through their interest reserve quicker).

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of December 31, 2025 and 2024.

	December 31, 2025
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Small business loans	$1,556	$—	$—	$—	$4,083	$5,639
Construction	10,526	—	—	—	4,331	14,857
Commercial mortgage	—	1,060	328	—	—	1,388
Commercial, industrial & other finance receivables	—	1,099	—	—	850	1,949
Leases	271	—	—	—	606	877
Home equity lines and loans	—	—	—	—	456	456
Residential mortgage	—	—	—	—	905	905
Total	$12,353	$2,159	$328	$—	$11,231	$26,071

	December 31, 2024
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Small business loans	$3,534	$—	$—	$—	$1,663	$5,197
Construction	—	—	—	—	1,856	1,856
Commercial, industrial & other finance receivables	3,156	—	—	—	2,792	5,948
Residential mortgage	—	—	—	—	546	546
Total	$6,690	$—	$—	$—	$6,857	$13,547

(7)    OREO and Other Repossessed Assets

Changes in the balance of OREO is summarized as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
OREO balance, beginning of year	$159	$—
Loans transferred to other real estate owned	3,592	159
Valuation allowance for losses	—	—
Sales	(159)	—
OREO balance, end of year	$3,592	$159
During the year ended December 31, 2025, the Corporation foreclosed on four commercial loans and transferred the collateral property to OREO. Additionally, during the year ended December 31, 2025, the Corporation sold a residential real estate property and recorded a gain of $15 thousand. During the year ended December 31, 2024, the Corporation foreclosed on one residential real estate property and transferred the collateral property to OREO. Additionally, during the year ended December 31, 2024, the Corporation sold a residential real estate property and recorded a gain of $317 thousand. There were no valuation allowances against OREO for either period presented above.

Changes in the balance of repossessed assets are summarized as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Repossessed asset balance, beginning of year	$117	$—
Loans & leases transferred to repossessed assets	2,357	117
Valuation allowance for losses	—	—
Sales	(69)	—
Repossessed asset balance, end of year	$2,405	$117
Total OREO and other repossessed assets	$5,997	$276
During the year ended December 31, 2025, the Corporation repossessed a billboard asset from a commercial loan relationship, as well as equipment from lease relationships, and reclassified into other repossessed assets. Additionally, during the year ended December 31, 2025, the Corporation sold approximately $69 thousand in repossessed equipment that had previously been used as collateral on leases. During the year ended December 31, 2024, the Corporation repossessed equipment from lease relationships and reclassified into other repossessed assets. There were no valuation allowances against repossessed assets for either period presented above.

(8)    Bank Premises and Equipment
The components of premises and equipment at December 31, 2025 and 2024 are as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Buildings	$9,416	$9,416
Leasehold improvements	4,479	3,256
Land	600	600
Land Improvements	218	218
Furniture, fixtures and equipment	3,415	3,613
Computer equipment and data processing software	9,975	9,575
Construction in process	—	50
Less: accumulated depreciation	(15,703)	(14,577)
Total	$12,402	$12,151
Total depreciation expense for the years ended December 31, 2025 and 2024 totaled $1.4 million and $2.0 million, respectively.
Leasehold improvements decreased during the year ended December 31, 2025 due to the early termination of our Blue Bell office lease.

(9)    Deposits
The components of deposits at December 31, 2025 and 2024 are as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Demand, non-interest bearing	$245,377	$240,858
Demand, interest bearing	157,360	141,439
Savings accounts	11,842	15,710
Money market accounts	1,011,448	897,826
Time deposits	732,101	709,535
Total	$2,158,128	$2,005,368
Included in time deposits as of December 31, 2025, and 2024, are $484.3 million and $500.4 million of brokered time deposits, respectively.
The aggregate amount of time deposits in denominations over $250 thousand were $522.7 million and $545.7 million as of December 31, 2025 and 2024, respectively.

At December 31, 2025, the scheduled maturities of time deposits are as follows (in thousands):

2026	$661,114
2027	70,265
2028	298
2029	413
2030	11
Total	$732,101

(10)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has 4 unsecured borrowing facilities with correspondent banks for up to $56.0 million in total. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 and $0 in Federal funds purchased at December 31, 2025 and December 31, 2024, respectively. The Corporation also has a facility with the Federal Reserve Bank discount window of $4.2 million. This facility is fully secured by investment securities and pledged loans. There were no borrowings under this at December 31, 2025 and December 31, 2024. The Corporation’s facility with the Federal Reserve’s BTFP expired in March 2024. The Corporation has a revolving line of credit with ACBB of $5.0 million that is used to fund operating activities of the Corporation and had an outstanding balance of $1.5 million at December 31, 2025.
The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	December 31, 2025	December 31, 2024
FHLB Open Repo Plus Weekly	6/15/2026	3.93%	$89,999	$75,205
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	—
ACBB Holding Company Revolving LOC	7/24/2026	7.00%	1,500	5,000
FHLB Mid-term Repo Fixed	10/14/2025	5.16%	—	9,492
FHLB Mid-term Repo Fixed	12/22/2025	4.23%	—	8,935
Total Short-Term Borrowings			$106,744	$98,632

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	December 31, 2025	December 31, 2024
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	$10,594	$10,594
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	—	15,245
Total Long-Term Borrowings			$10,594	$25,839
The FHLB has also issued $178.6 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout 2026.
The Corporation has a maximum borrowing capacity with the FHLB of $751.5 million as of December 31, 2025 and $699.3 million as of December 31, 2024. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.
(11)    Subordinated Debentures
The following table presents subordinated debentures at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	December 31, 2025	December 31, 2024
2023 Debentures	08/31/2033	8.00%	$9,740	$9,740
2019 Debentures	12/30/2029	8.26%	40,000	40,000
2013 Debentures	12/31/2028	6.50%	398	398
2011 Debentures	12/31/2026	6.00%	219	231
Debt Origination Costs			(504)	(626)
Total Subordinated Debentures			$49,853	$49,743
Interest accrues at fixed rates of 8.00%, 6.50%, and 6.00% on the 2023, 2013 and 2011 Debentures, respectively. Interest accrued at a fixed rate of 5.38% on the 2019 Debentures from the date of issuance up to and including December 30, 2024. Starting on December

31, 2024, the 2019 Debentures converted to a floating rate instrument resetting quarterly at 395 basis points over the 30 day term SOFR. Interest is paid semi-annually on the 2023 and 2019 Debentures, and paid quarterly on the 2013 and 2011 debentures.
The 2013 and 2011 Debentures are included in Tier 2 capital for the Bank. The 2019 and 2023 Debentures are included as Tier 2 capital for the Corporation and as Tier 1 capital for the Bank through it investment in sub. The debt issuance costs are included as a direct deduction from the debt liability and these costs are amortized to interest expense using the effective yield method.

(12)    Servicing Assets
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
During the year ended December 31, 2025, the Corporation sold approximately $979 thousand of residential mortgage loan servicing rights associated with $110.2 million of serviced loans, while for the year ended 2024 approximately $6.6 million of residential mortgage loan servicing rights associated with $777.2 million of serviced loans were sold.
The Corporation has $10.3 million of residential mortgage loans being serviced as of December 31, 2025 compared to $121.8 million as of December 31, 2024. During the year ended December 31, 2025 the Corporation recognized servicing fee income of $108 thousand compared to $2.0 million, during the year ended December 31, 2024.
Changes in the MSR balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of the period	$1,124	$8,621
Servicing rights capitalized	31	97
Amortization of servicing rights	(90)	(1,136)
Sale of servicing rights	(979)	(6,458)
Balance at end of the period	$86	$1,124

The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2025, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.60% and a discount rate equal to 9.50%. At December 31, 2024, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 10.97% and a discount rate equal to 9.50%. As interest rates increased and the number of mortgage refinancings have declined, model inputs have been adjusted to align the MSRs fair value with market conditions.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2025	December 31, 2024
Fair value of residential mortgage servicing rights	$114	$1,494

Weighted average life (months)	43	43

Prepayment speed	9.60%	10.97%
Impact on fair value:
10% adverse change	$(5)	$(63)
20% adverse change	(10)	(121)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(4)	$(53)
20% adverse change	(9)	(102)
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

SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $305.3 million and $246.3 million of SBA loans, as of December 31, 2025 and December 31, 2024, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of the period	$3,258	$3,127
Servicing rights capitalized	1,719	998
Amortization of servicing rights	(1,166)	(1,061)
Change in valuation allowance	35	194
Balance at end of the period	$3,846	$3,258
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Valuation allowance, beginning of period	$(74)	$(268)
Impairment	(3)	(7)
Recovery	38	201
Valuation allowance, end of period	$(39)	$(74)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2025, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.10% and a discount rate equal to 12.91%. At December 31, 2024, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.18% and a discount rate equal to 13.40%.

The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

(dollars in thousands)	December 31, 2025	December 31, 2024
Fair value of SBA loan servicing rights	$4,522	$3,670

Weighted average life (years)	3.3	3.2

Prepayment speed	17.10%	17.18%
Impact on fair value:
10% adverse change	$(207)	$(166)
20% adverse change	(397)	(317)

Discount rate	12.91%	13.40%
Impact on fair value:
10% adverse change	$(101)	$(81)
20% adverse change	(197)	(159)

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

(13)    Lease Commitments
The Corporation’s operating leases consist of various retail branch locations and loan production offices. As of December 31, 2025, the Corporation’s leases have remaining lease terms ranging from 8 months to 14 years, including extension options.
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
As of December 31, 2025, the Corporation’s ROU assets and related lease liabilities were $10.4 million and $10.7 million, respectively. As of December 31, 2024, the Corporation’s ROU assets and related lease liabilities were $6.9 million and $7.0 million, respectively. . These amounts are included within other assets and other liabilities, respectively.
The components of lease expense were as follows:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Operating lease expense	$1,739	$3,031
Short term lease expense	35	—
Total lease expense	$1,775	$3,031
Operating lease expense decreased $1.4 million, net, due to fees, credits and other disposal costs for the early termination of the Blue Bell lease.
Supplemental cash flow information related to leases was as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,553	$2,890
ROU asset obtained in exchange for lease liabilities	4,941	(491)

Maturities of operating lease liabilities were as follows for the period indicated:

(dollars in thousands)	December 31, 2025
2026	$1,651
2027	1,692
2028	1,256
2029	1,260
2030	1,028
Thereafter	6,666
$13,553
Less: Present value discount	(2,823)
Total operating lease liabilities	$10,730
As of December 31, 2025, the weighted-average remaining lease term for all operating leases, including extension options that the Corporation is reasonably certain will be exercised for retail branch locations, is 10.3 years.
Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of December 31, 2025 and 2024 was 4.13% and 3.09%, respectively.

(14)    Stock-Based Compensation
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
The Meridian Bank 2016 Equity Incentive Plan (2016 Plan) was amended on May 25, 2023 to authorize the Board of Directors to grant up to an aggregate of 1,673,800 stock awards that can take different forms. A total of 1,513,000 stock options and 91,776 shares of restricted stock have been granted under the 2016 Plan through December 31, 2025. As of December 31, 2025 there were 208,980 stock awards remaining to be issued after adjusting for 139,956 options previously forfeited and available for future grant. Options granted under the 2016 Plan to directors are nonqualified options, while options granted to officers and other employees are incentive stock options, and are subject to the limitations under Section 422 of the Internal Revenue Code.
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
The following table provides information about stock options outstanding as of December 31, 2025 and 2024:

	Shares	Weighted average exercise price	Weighted average grant date fair value
Outstanding at December 31, 2023	1,099,798	$11.55	$3.56
Exercised	(51,700)	8.74	2.49
Granted	143,250	14.46	6.36
Forfeited	(29,550)	14.39	4.86
Outstanding at December 31, 2024	1,161,798	$11.96	$3.92
Exercised	(102,530)	9.38	2.87
Granted	147,750	14.44	6.60
Forfeited	(12,250)	15.47	5.16
Outstanding at December 31, 2025	1,194,768	$12.45	$4.33
Exercisable at December 31, 2025	988,070	12.14	3.97
Nonvested at December 31, 2025	206,698	13.93	6.02

The weighted average remaining contractual life of the outstanding stock options at December 31, 2025 is 6 years. At December 31, 2025 the range of exercise prices is $6.74 to $17.76. The aggregate intrinsic value of options outstanding and exercisable was $6.1 million and $5.4 million, respectively, as of December 31, 2025.
The fair value of each option granted in 2025 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 3.6%, risk-free interest rate of 3.90%, expected life of 5.75 years, and volatility of 33.4% based on an average of the Corporation’s share price since going public. The weighted average fair value of options granted in 2025 was $6.60 per share.
The fair value of each option granted in 2024 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 3.6%, risk-free interest rate of 4.36%, expected life of 5.75 years, and volatility of 33.1% based on an average of the Corporation’s share price since going public. The weighted average fair value of options granted in 2024 was $6.36 per share.
Total stock option compensation cost for the years ended December 31, 2025 and 2024 was $596 thousand and $456 thousand, respectively. During the year ended December 31, 2025 and 2024, the Corporation received $787 thousand and $442 thousand from the exercise of stock options, respectively. The Corporation recognized $52 thousand and $18 thousand in excess tax benefits related to stock compensation cost for the twelve months ended December 31, 2025 and 2024.
In accordance with ASU 2016-09 – Compensation – Stock Compensation (ASU 2016-09), forfeitures are recognized as they occur instead of applying an estimated forfeiture rate to each grant. For purposes of the determination of stock-based compensation expense for the years ended December 31, 2025, and 2024, we recognized the forfeiture of 12,250, and 29,550 of shares of stock options that were previously granted to officers and other employees, respectively.
As of December 31, 2025, there was $1.2 million of unrecognized compensation cost related to issued but nonvested stock options. This cost will be recognized over a weighted average period of 6.2 years. During 2025, the intrinsic value of options exercised was $627 thousand.
(15)    Income Taxes
The following table presents the components of federal and state income tax expense for the periods indicated. The Corporation did not have any foreign operations.

(dollars in thousands)	December 31, 2025	December 31, 2024
Current Expense
Federal	$6,042	$5,551
State	897	688
Total current income tax expense	$6,939	$6,239
Deferred Expense
Federal	$(330)	$(725)
State	(43)	(74)
Total deferred income tax expense	$(373)	$(799)
Total income tax expense	$6,566	$5,440
A reconciliation of the statutory income tax at 21% to the income tax expense included in the statement of operations is as follows for 2025 and 2024, respectively:

(dollars in thousands)	December 31, 2025		December 31, 2024
Federal income tax at statutory rate	$5,965	21.0%	$4,575	21.0%
State tax expense, net of federal benefit (1)	675	2.4	485	2.2
Tax credits, net of amortization	(548)	(1.9)	(164)	(0.8)
Nontaxable or nondeductible items
Tax exempt interest, net	76	0.3	(11)	(0.1)
Bank owned life insurance	46	0.2	(182)	(0.8)
Stock based compensation	34	0.1	70	0.3
ESOP	38	0.1	23	0.1
Prior year return to provision adjustment	195	0.7	490	2.3
Other	85	0.2	154	0.8
Effective income tax rate	$6,566	23.1%	$5,440	25.0%
(1) State taxes in Maryland and Delaware made up the majority (greater than 50%) of the tax effect in this category for both periods presented.

The components of the net deferred tax asset at December 31, 2025 and 2024 are as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$4,920	$4,179
Accrued retirement	1,196	948
Unrealized loss on available for sale securities	1,496	2,373
Unrealized loss on derivatives	64	14
Mortgage pipeline fair-value adjustment	324	541
Deferred rent	70	30
Mortgage repurchase reserve	116	113
Unfunded commitment reserve	222	185
Other	206	187
Total deferred tax asset	$8,614	$8,570
Deferred tax liabilities:
Property and equipment	$(735)	$(616)
Intangibles	(201)	(154)
Loan servicing rights	(897)	(993)
Hedge instrument fair-value adjustment	(77)	(50)
Prepaid expenses	(375)	(293)
Deferred loan costs	(1,975)	(1,612)
Other	(139)	(183)
Total deferred tax liability	$(4,399)	$(3,901)
Net deferred tax asset	$4,215	$4,669
The effective tax rates for the twelve-month periods ended December 31, 2025 and 2024 were 23.1% and 25.0% respectively. The decrease in rate between 2024 and 2025 was primarily related to the impact of solar related tax credits purchased at the end of 2025, partially offset by the tax impact of a surrender of certain bank owned life insurance policies.
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
As of December 31, 2025, the Corporation had an investment in low-income housing tax credits of $4.2 million on which it recognized tax credits of $448 thousand, amortization of $413 thousand and tax benefits from losses of $91 thousand during the year ended December 31, 2025. As of December 31, 2024, the Corporation had an investment in low-income housing tax credits of $4.6 million on which it recognized tax credits of $415 thousand, amortization of $448 thousand and tax benefits from losses of $99 thousand during the year ended December 31, 2024.

(16)    Transactions with Executive Officers, Directors and Principal Stockholders
The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its executive officers, directors, principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties)

	Year Ended December 31,
(dollars in thousands)	2025	2024
Loans receivable from related parties - balance at beginning of period	$1,518	$1,579
Advances to related parties	1,282	106
Repayments from related parties	(828)	(167)
Loans receivable from related parties - balance at end of period	$1,972	$1,518
Deposits of related parties totaled $40.9 million and $36.5 million at December 31, 2025 and 2024, respectively. Subordinated debt held by related parties totaled $844 thousand and $844 thousand at December 31, 2025 and 2024, respectively.

(17)    Financial Instruments with Off-Balance Sheet Risk, Commitments and Contingencies
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
A summary of the Corporation’s financial instrument commitments at the dates indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
Commitments to fund loans and commitments under lines of credit	$641,906	$603,144
Letters of credit	9,367	15,456
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
Loans sold under FHA or investor programs are subject to indemnification or repurchase if they fail to meet the origination criteria of those programs or if the loan is two or three months delinquent during a set period that usually varies from the first six months to a year after the loan is sold. There was 6 indemnifications signed for the year ended December 31, 2025 for $1.3 million, and 4 indemnification signed for the year ended December 31, 2024 for $1.2 million. A repurchase reserve of $510 thousand was recorded at December 31, 2025, as compared to $500 thousand as of December 31, 2024. There was 2 loan repurchased for the year ended December 31, 2025 with a total unpaid principal balance of $720 thousand, as compared to 5 loans repurchased for the year ended December 31, 2024 with an unpaid principal balance of $1.1 million.

(18)    Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2025, that the Bank met all capital adequacy requirements to which it is subject.
Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single CBLR of between 8% and 10%. Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.50% and 9.21% at December 31, 2025 and December 31, 2024, respectively. The Corporation is exempt from CBLR.
As of December 31, 2025, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank is subject to certain restrictions on the amount of dividends that it may declare and pay to the Corporation due to regulatory considerations. The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings.
The Banks’s actual and required capital amounts and ratios under the CBLR rules at December 31, 2025 and 2024 are presented below.

	Bank		Well-capitalized minimum
	December 31, 2025	December 31, 2024
Tier 1 leverage ratio (CBLR)	9.50%	9.21%	5.00%
Common tier 1 risk-based capital ratio	10.66%	10.33%	6.50%
Tier 1 risk-based capital ratio	10.66%	10.33%	8.00%
Total risk-based capital ratio	11.65%	11.20%	10.00%

(19)    Fair Value Measurements and Disclosures
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
Securities
The fair value of securities available-for-sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value of certain other securities available-for-sale (carried at fair value) are based on quoted prices obtained from dealers or brokers in active over-the-counter markets (Level 1).
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

The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	December 31, 2025
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$26,217	$—	$26,217	$—
U.S. government agency MBS	22,351	—	22,351	—
U.S. government agency CMO	66,131	—	66,131	—
State and municipal securities	40,032	—	40,032	—
U.S. Treasuries	16,206	16,206	—	—
Non-U.S. government agency CMO	8,606	—	8,606	—
Corporate bonds	13,914	—	13,914	—
Equity investments	2,166	—	2,166	—
Mortgage loans held for sale	33,762	—	33,762	—
Mortgage loans held for investment	14,396	—	14,396	—
Interest rate lock commitments	402	—	—	402
Customer derivatives - interest rate swaps	1,909	—	1,909	—
Fair Value Hedge	21	—	21	—
Total	$246,112	$16,206	$229,504	$402

Liabilities
Interest rate lock commitments	$13	$—	$—	$13
Forward commitments	32	—	—	32
Customer derivatives - interest rate swaps	1,929	—	1,929	—
Customer derivatives - Risk Participation Agreements	23	—	23	—
Interest rate swaps	281	—	281	—
Total	$2,278	$—	$2,233	$45

	December 31, 2024
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$29,844	$—	$29,844	$—
U.S. government agency MBS	20,871	—	20,871	—
U.S. government agency CMO	45,613	—	45,613	—
State and municipal securities	36,696	—	36,696	—
U.S. Treasuries	15,450	15,450	—	—
Non-U.S. government agency CMO	11,729	—	11,729	—
Corporate bonds	14,101	—	14,101	—
Equity investments	2,086	—	2,086	—
Mortgage loans held for sale	32,413	—	32,413	—
Mortgage loans held for investment	14,501	—	14,501	—
Interest rate lock commitments	216	—	—	216
Forward commitments	30	—	30	—
Customer derivatives - interest rate swaps	2,755	—	2,755	—
Fair Value Hedge	3	—	3	—
Interest rate swaps	9	—	9	—
Total	$226,317	$15,450	$210,651	$216

Liabilities
Interest rate lock commitments	$35	$—	$—	$35
Customer derivatives - interest rate swaps	2,745	—	2,745	—
Customer derivatives - Risk Participation Agreements	91	—	91	—
Interest rate swaps	61	—	61	—
Total	$2,932	$—	$2,897	$35

The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
Mortgage servicing rights	$86	$1,124
SBA loan servicing rights	3,846	3,258
OREO and other repossessed assets	5,997	276
Individually evaluated loans (1)
Commercial and industrial	—	1,944
Construction	4,430	—
Small business loans	3,745	2,284
Total	$18,103	$8,886

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.
The following table details the valuation techniques for Level 3 collateral dependent loans.

(dollars in thousands)	December 31, 2025
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
OREO and other repossessed assets	$5,997	Appraisal of collateral	Costs to sell	6% - 13% discount	10%
Individually evaluated loans	8,175	Appraisal of collateral	Costs to sell	2%-48% discount	24%

(dollars in thousands)	December 31, 2024
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
OREO and other repossessed assets	$276	Appraisal of collateral	Costs to sell	NM	NM
Individually evaluated loans	4,228	Appraisal of collateral	Costs to sell	2%-33% discount	12%
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
Other Real Estate Owned
Other real estate owned (“OREO”) consists of loan collateral which has been repossessed through foreclosure or other measures. Initially, foreclosed assets are recorded at the fair value of the collateral less estimated selling costs. Subsequent to foreclosure, valuations are updated periodically and the assets may be marked down further, reflecting a new cost basis. The fair value of OREO was estimated using Level 3 inputs based on appraisals, letters of intent or agreement of sale received from third parties.
Repossessed Assets
Repossessed assets represents non-real estate assets that the Corporation has acquired by taking possession of the asset that collateralized a loan or lease. The Corporation reports repossessed assets at the fair value less cost to sell, adjusted periodically based on a current appraisal provided by a third party based on their assumptions and quoted market prices for similar assets, when available.

Write-downs and any gain or loss upon the sale of repossessed assets is recorded in other noninterest income. The fair value of repossessed assets was estimated using Level 3 inputs based on appraisals, letters of intent or agreement of sale received from third parties.

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
The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

		December 31, 2025		December 31, 2024
(dollars in thousands)	Fair Value Hierarchy Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$35,778	$35,778	$27,462	$27,462
Mortgage loans held for sale	Level 2	33,762	33,762	32,413	32,413
Loans and other finance receivables, net of ACL	Level 3	2,134,630	2,108,242	1,997,498	1,967,986
Mortgage loans held for investment	Level 2	14,396	14,396	14,501	14,501
Financial liabilities:
Deposits	Level 2	$2,158,128	$2,179,800	$2,005,368	$2,014,200
Borrowings	Level 2	117,338	117,700	124,471	133,200
Subordinated debentures	Level 2	49,853	49,597	49,743	48,752

The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of the period	$216	$214
Increase in value	186	2
Balance at end of the period	$402	$216
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
December 31, 2025	$402	Market comparable pricing	Pull through	1% - 99%	85.31%
December 31, 2024	216	Market comparable pricing	Pull through	1% - 99%	83.27%

(20)    Derivative Financial Instruments
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
In June 2023, the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments received on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the years ended December 31, 2025 and 2024, $167 thousand and $431 thousand, net of tax, are recorded in total comprehensive income as unrealized losses and unrealized gains, respectively. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2025. As of December 31, 2025 and 2024, the combined notional amount of the interest rate swaps was $75 million in each period and the fair value was a liability of $281 thousand and $52 thousand, respectively.
In August 2024 the Corporation entered into an interest rate swap classified as a fair value hedge with a notional amount of $40 million, to hedge the interest payments received on a pool of residential mortgage loans held in portfolio. Under the terms of the swap agreement, the Corporation pays an average fixed rate of 3.60% and receives a variable rate in return indexed to SOFR. The swap matures August 2027. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in fair value of the hedged item. For the years ended December 31, 2025 and 2024, approximately $18 thousand and $3 thousand, respectively and net of tax, is recorded as fair value adjustments. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to December 31, 2025.

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

The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		December 31, 2025		December 31, 2024
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$40,370	$402	$35,820	$216
Negative fair values	Other liabilities	2,735	(13)	9,049	(35)
Total		$43,105	$389	$44,869	$181

Forward Commitments
Positive fair values	Other assets	$—	$—	$4,250	$30
Negative fair values	Other liabilities	8,000	(32)	500	—
Total		$8,000	$(32)	$4,750	$30

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$53,954	$1,909	$47,676	$2,755
Negative fair values	Other liabilities	53,954	(1,929)	47,676	(2,745)
Total		$107,908	$(20)	$95,352	$10

Customer Derivatives - Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	24,166	(23)	7,382	(91)
Total		$24,166	$(23)	$7,382	$(91)

Fair Value Hedge
Positive fair values	Other assets	$40,000	$21	$40,000	$3
Negative fair values	Other liabilities	—	—	—	—
Total		$40,000	$21	$40,000	$3

Interest Rate Swaps
Positive fair values	Other assets	$—	$—	$25,000	$9
Negative fair values	Other liabilities	75,000	(281)	50,000	(61)
Total		$75,000	$(281)	$75,000	$(52)

Total derivative financial instruments		$298,179	$54	$267,353	$81
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the fair value (losses) gains on derivative financial instruments:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Interest Rate Lock Commitments	$208	$(16)
Forward Commitments	(62)	71
Customer Derivatives - Interest Rate Swaps	(30)	26
Customer Derivatives - Risk Participation Agreements	257	(51)
Net change in the fair value of derivative instruments	$373	$30
Net realized activity on derivative hedging activities were losses of $151 thousand and gains of $87 thousand for the years ended December 31, 2025 and 2024, respectively, and are included in non-interest income in the consolidated statements of income.

(21)    Segments
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
Our Banking segment (“Bank”) consists of commercial and consumer banking. Segment income before income taxes is used to assess the performance of the banking segment by monitoring the margin between interest income and interest expense. The Banking segment generates interest income from its lending and investing activities and is dependent on the gathering of deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale of SBA loans, sales of available for sale investment securities, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income, title insurance fees, and other less significant non-interest income. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation.
Meridian Wealth (“Wealth”), a registered investment advisor and wholly-owned subsidiary of the Bank, provides a comprehensive array of wealth management services and products and the trusted guidance to help its clients and our banking customers prepare for the future. Segment income before income taxes is used to assess the performance of the wealth segment by monitoring the generation of wealth management income as the wealth segment generates non-interest income through advisory fees. The cost of marketing, business development, and payroll provide the significant expenses in wealth.
Meridian’s mortgage banking segment (“Mortgage”) consists of 7 loan production offices throughout suburban Philadelphia and Maryland. Segment income before income taxes is used to assess the performance of the mortgage banking segment by monitoring the gains received on loan sales. The Mortgage segment originates 1 – 4 family residential mortgages and sells nearly all of its production to third party investors. The unit generates net interest income on the loans it originates and holds temporarily, then earns fee income (primarily gain on sales) at the time of the sale. The unit also recognizes income from document preparation fees, changes in portfolio pipeline fair values and related net hedging gains (losses). The cost of loans sales and payroll provide the significant expenses in mortgage banking.

The table below summarizes income and expenses, directly attributable to each business line, which has been included in the statement of operations. Total assets for each segment is also provided.

	Segment Information
	Year Ended December 31, 2025				Year Ended December 31, 2024
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$164,474	$—	$1,840	$166,314	$153,809	$—	$2,218	$156,027
Interest expense	77,295	(176)	1,517	78,636	83,103	(146)	2,074	85,031
Net interest income	87,179	176	323	87,678	70,706	146	144	70,996
Provision for loan losses	15,152	—	—	15,152	11,400	—	—	11,400
Net interest income after provision	72,027	176	323	72,526	59,306	146	144	59,596

Non-interest Income:
Mortgage banking income	185	—	20,598	20,783	188	—	20,856	21,044
Wealth management income	—	6,316	—	6,316	1	5,734	—	5,735
SBA income	5,452	—	—	5,452	3,458	—	—	3,458

Gain on sale of MSRs	20	—	383	403	—	—	3,992	3,992
Net loss on sale of loans	(434)	—	—	(434)	15	—	—	15
Net change in fair values	228	—	1,114	1,342	(23)	—	242	219
Net gain on hedging activity	(1)	—	(150)	(151)	1	—	(88)	(87)
Other	4,798	—	671	5,469	3,936	1	3,026	6,963
Non-interest income	10,248	6,316	22,616	39,180	7,576	5,735	28,028	41,339

Non-interest expense:
Salaries and employee benefits	31,385	2,928	16,967	51,280	27,891	2,252	17,125	47,268
Occupancy and equipment	3,154	29	1,393	4,576	3,307	237	2,432	5,976
Professional fees	3,556	174	365	4,095	3,598	40	1,129	4,767
Data processing and software	5,342	175	1,514	7,031	4,577	169	1,398	6,144
Advertising and promotion	3,000	409	468	3,877	2,465	362	466	3,293
Pennsylvania bank shares tax	999	17	—	1,016	953	19	—	972
Other	9,851	423	1,155	11,429	8,793	427	1,509	10,729
Non-interest expense	57,287	4,155	21,862	83,304	51,584	3,506	24,059	79,149
Income before income taxes	$24,988	$2,337	$1,077	$28,402	$15,298	$2,375	$4,113	$21,786

Total Assets	$2,484,836	$13,059	$64,100	$2,561,995	$2,337,092	$10,893	$37,882	$2,385,867

(22)    Parent Company Financial Statements
The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the notes to the consolidated financial statements.

Condensed Balance Sheets

(dollars in thousands, except share data)	December 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$5,240	$3,028
Investments in subsidiaries	243,943	219,119
Other assets	1,600	4,083
Total assets	$250,783	$226,230
Liabilities:
Short-term borrowing	$1,500	$5,000
Subordinated debentures	49,238	49,115
Accrued interest payable	318	320
Other liabilities	11	273
Total liabilities	$51,067	$54,708
Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,829,645 and 13,243,258 shares issued, respectively; and 11,826,462 and 11,240,075 shares outstanding, respectively.	13,830	13,243
Surplus	90,352	81,545
Treasury Stock - 2,003,183 and 2,003,183 shares, respectively, at cost	(26,079)	(26,079)
Unearned common stock held by employee stock ownership plan	(1,232)	(1,006)
Retained earnings	128,124	111,961
Accumulated other comprehensive income	(5,279)	(8,142)
Total stockholders’ equity	$199,716	$171,522
Total liabilities and stockholders’ equity	$250,783	$226,230

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2025	2024
Dividends from Bank	$10,164	$6,404
Other income	163	494
Total operating income	10,327	6,898
Interest expense	4,412	3,136
Other expense	1,421	982
Income before equity in undistributed income of subsidiaries	4,494	2,780
Equity in undistributed income of subsidiaries	16,100	12,753
Income before income taxes	20,594	15,533
Income tax benefit	(1,242)	(813)
Net income	21,836	16,346
Total other comprehensive income	2,863	1,280
Total comprehensive income	$24,699	$17,626

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2025	2024
Cash flows from operating activities:
Net Income	$21,836	$16,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(16,100)	(12,753)
Share-based compensation	1,189	976
Amortization of issuance costs on subordinated debt	123	123
Increase (decrease) in accrued interest payable	(2)	100
Other, net	740	(4,262)
Net cash provided by operating activities	7,786	530

Cash flows from investing activities:
Investment in subsidiaries	(4,380)	—
Net cash used in investing activities	(4,380)	—

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	(3,500)	5,000
Dividends paid	(5,673)	(5,601)
Shares purchased for ESOP plan	(425)	—
Share based awards and exercises	885	499
Proceeds from issuance of common stock	7,519	—
Net cash (used in) provided by financing activities	(1,194)	(102)
Net change in cash and cash equivalents	2,212	428
Cash and cash equivalents at beginning of period	3,028	2,600
Cash and cash equivalents at end of period	$5,240	$3,028

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Corporation’s President/Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule l3a-l5(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025. Based on this evaluation, the Corporation’s President /Chief Executive Officer and Chief Financial Officer have concluded, as of and for the end of the period covered by this report, that such disclosure controls and procedures were effective.
Design and Evaluation of Internal Control Over Financial Reporting
Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2025.
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
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2025, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2025, the Corporation’s system of internal control over financial reporting is effective.
The 2025 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Crowe has also issued a report on the effectiveness of internal control over financial reporting. That report appears in Item 8 of this Form 10-K and is incorporated into this item by reference.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders under the headings, “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CODE OF ETHICS,” “CORPORATE GOVERNANCE,” and “AUDIT COMMITTEE.”

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders under the headings, “EXECUTIVE COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “OUTSTANDING AWARDS AT FISCAL YEAR-END TABLE,” “EXECUTIVE INCENTIVE, EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS,” and “DIRECTOR COMPENSATION.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders under the headings, “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders under the headings, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “DIRECTOR INDEPENDENCE.”
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the information appearing in Meridian Corporation’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders under the heading, “PROPOSAL TO RATIFY THE APPOINTMENT OF CROWE LLP AS THE CORPORATION’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE YEAR ENDING DECEMBER 31, 2026.”
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

Date:	March 13, 2026	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christopher J. Annas	Chairman of the Board	March 13, 2026
Christopher J. Annas

/s/ Denise Lindsay	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2026
Denise Lindsay

/s/ Robert M. Casciato	Director	March 13, 2026
Robert M. Casciato

/s/ George C. Collier	Director	March 13, 2026
George C. Collier

/s/ Robert T. Holland	Director	March 13, 2026
Robert T. Holland

/s/ Edward J. Hollin	Director	March 13, 2026
Edward J. Hollin

/s/ Anthony M. Imbesi	Director	March 13, 2026
Anthony M. Imbesi

/s/ Christine M. Helmig	Director	March 13, 2026
Christine M. Helmig