Form 10-Q
period 2026-03-31
Meridian Corp
filed 2026-05-11
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2026 there were 11,890,278 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACBB	Atlantic Central Bankers Bank
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
AI	Artificial intelligence
ALCO	Asset/Liability Committee
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At the Market common stock offering
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
BTFP	Federal Reserve Bank Term Funding Program
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FED	Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity

ICBA	Independent Community Bankers of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
NSFR	Net stable funding ratio
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	March 31, 2026	December 31, 2025
Assets:
Cash and due from banks	$12,458	$10,358
Interest-bearing deposits at other banks	15,811	25,420
Cash and cash equivalents	28,269	35,778
Securities available-for-sale, at fair value (amortized cost of $202,419 and $199,127, respectively)	196,012	193,457
Securities held-to-maturity, at amortized cost (fair value of $29,914 and $30,152, respectively)	32,494	32,544
Equity investments	2,137	2,166
Mortgage loans held for sale	38,960	33,762
Loans and other finance receivables, net of fees and costs	2,181,575	2,170,600
Allowance for credit losses	(21,252)	(21,573)
Loans and other finance receivables, net of the allowance for credit losses	2,160,323	2,149,027
Restricted investment in bank stock	7,699	7,811
Bank premises and equipment, net	12,298	12,402
Bank owned life insurance	30,959	30,687
Accrued interest receivable	11,015	10,724
OREO and other repossessed assets	6,009	5,997
Deferred income taxes	4,548	4,215
Servicing assets	3,694	3,932
Goodwill	899	899
Intangible assets	2,512	2,563
Other assets	38,753	36,031
Total assets	$2,576,581	$2,561,995
Liabilities:
Deposits:
Non-interest bearing	$243,458	$245,377
Interest bearing	1,926,502	1,912,751
Total deposits	2,169,960	2,158,128
Borrowings	120,838	117,338
Subordinated debentures	49,675	49,853
Accrued interest payable	6,620	6,531
Other liabilities	29,263	30,429
Total liabilities	2,376,356	2,362,279
Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,882,361 and 13,829,645 shares issued, respectively, and 11,879,178 and 11,826,462 shares outstanding, respectively	13,882	13,830
Surplus	90,885	90,352
Treasury stock, 2,003,183 shares, at cost	(26,079)	(26,079)
Unearned common stock held by ESOP	(1,232)	(1,232)
Retained earnings	128,472	128,124
Accumulated other comprehensive loss	(5,703)	(5,279)
Total stockholders’ equity	200,225	199,716
Total liabilities and stockholders’ equity	$2,576,581	$2,561,995
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2026	2025
Interest income:
Loans and other finance receivables, including fees	$38,144	$36,549
Securities - taxable	1,847	1,693
Securities - tax-exempt	323	313
Cash and cash equivalents	398	613
Total interest income	40,712	39,168
Interest expense:
Deposits	15,223	16,868
Borrowings and subordinated debentures	2,287	2,524
Total interest expense	17,510	19,392
Net interest income	23,202	19,776
Provision for credit losses	7,493	5,212
Net interest income after provision for credit losses	15,709	14,564
Non-interest income:
Mortgage banking income	4,528	3,393
Wealth management income	1,729	1,535
SBA loan income	150	748
Earnings on investment in life insurance	272	222
Net loss on sale of MSRs	(159)	(52)
Net change in the fair value of derivative instruments	(51)	149
Net change in the fair value of loans held-for-sale	(380)	102
Net change in the fair value of loans held-for-investment	(39)	170
Net gain on hedging activity	18	21
Other	969	1,036
Total non-interest income	7,037	7,324
Non-interest expense:
Salaries and employee benefits	12,386	11,385
Occupancy and equipment	1,183	1,338
Professional fees	974	763
Data processing and software	1,973	1,479
Advertising and promotion	692	779
Pennsylvania bank shares tax	258	269
Other	2,692	2,730
Total non-interest expense	20,158	18,743
Income before income taxes	2,588	3,145
Income tax expense	582	746
Net income	$2,006	$2,399
Basic earnings per common share	$0.17	$0.21
Diluted earnings per common share	$0.17	$0.21
Basic weighted average shares outstanding	11,811	11,205
Diluted weighted average shares outstanding	12,153	11,446
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
(dollars in thousands)	2026	2025
Net income:	$2,006	$2,399

Net change in unrealized (losses) gains on investment securities available for sale:
Change in fair value of investment securities, net of tax of $(166) and $202, respectively	(570)	699
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $7 and $7, respectively	24	22
Unrealized investment (losses) gains, net of tax effect of $(159) and $210, respectively	$(546)	$721
Net change in unrealized gains (losses) on interest rate swaps used in cash flow hedges, net of tax effect of $(36) and $(192), respectively	122	(192)
Total other comprehensive (loss) income	$(424)	$529
Total comprehensive income	$1,582	$2,928
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended March 31, 2026
Balance at January 1, 2026	$13,830	$90,352	$(26,079)	$(1,232)	$128,124	$(5,279)	$199,716
Net income	—	—	—	—	2,006	—	2,006
Other comprehensive loss	—	—	—	—	—	(424)	(424)
Dividends declared ($0.140 per share)	—	—	—	—	(1,658)	—	(1,658)
Common stock issued through share-based awards and exercises	52	565	—	—	—	—	617
Stock based compensation (benefit)	—	(32)	—	—	—	—	(32)
Balance at March 31, 2026	$13,882	$90,885	$(26,079)	$(1,232)	$128,472	$(5,703)	$200,225

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended March 31, 2025
Balance at January 1, 2025	$13,243	$81,545	$(26,079)	$(1,006)	$111,961	$(8,142)	$171,522
Net income	—	—	—	—	2,399	—	2,399
Other comprehensive income	—	—	—	—	—	529	529
Dividends declared ($0.125 per share)	—	—	—	—	(1,408)	—	(1,408)
Common stock issued through share-based awards and exercises	45	363	—	—	—	—	408
Stock based compensation expense	—	118	—	—	—	—	118
Balance at March 31, 2025	$13,288	$82,026	$(26,079)	$(1,006)	$112,952	$(7,613)	$173,568

See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income	$2,006	$2,399
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment premiums and discounts and change in fair value of equity securities	91	1,069
Depreciation and amortization (accretion), net	25	6
Provision for credit losses	7,493	5,212
Amortization of issuance costs on subordinated debt	32	31
Stock based compensation	(32)	118
Net change in fair value of derivative instruments	51	(149)
Net change in fair value of loans held for sale	380	(102)
Net change in fair value of loans held for investment	39	(170)
Amortization and net impairment of servicing rights	79	274
Net loss on sale of MSRs	159	52
SBA loan income	(150)	(748)
Proceeds from sale of loans	167,141	148,087
Loans originated for sale	(168,191)	(140,455)
Mortgage banking income	(4,528)	(3,393)
Increase in accrued interest receivable	(291)	(387)
Increase (decrease) in other assets	(47)	4,317
Earnings from investment in bank owned life insurance	(272)	(222)
Increase in deferred income tax	(207)	(646)
Increase in accrued interest payable	89	544
(Decrease) increase in other liabilities	(1,004)	2,280
Net cash provided by operating activities	2,863	18,117

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	5,153	3,198
Purchases	(8,270)	(14,274)
Activity in held-to-maturity securities:
Maturities, repayments and calls	—	999
Proceeds from sale of loans held for investment	6,698	12,138
Net redemptions (purchases) of restricted investments in bank stocks	112	(616)
Net increase in loans	(27,919)	(53,020)
Purchases of premises and equipment	(227)	(259)
Net cash used in investing activities	(24,453)	(51,834)

Cash flows from financing activities:
Net increase in deposits	11,832	123,374
Increase in short-term borrowings	3,500	6,184
Increase in long-term debt	—	8,935
Repayment of subordinated debt	(210)	(13)
Dividends paid	(1,658)	(1,408)
Stock based awards and exercises	617	408
Net cash provided by financing activities	14,081	137,480

Net change in cash and cash equivalents	(7,509)	103,763
Cash and cash equivalents at beginning of period	35,778	27,462
Cash and cash equivalents at end of period	$28,269	$131,225

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,421	$18,848
Income taxes:
State	299	—
Total Income taxes	299	—
Net loans sold, not settled	2,955	(1,834)
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

These unaudited consolidated financial statements should be read in conjunction with the Corporation’s filings with the SEC (including our Annual Report on Form 10-K for the year ended December 31, 2025), subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in Form 10-K and Form 10-Q filings, if any.

Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any other period.

Recent Accounting Pronouncements
Pronouncements Adopted as of March 31, 2026:

The following pronouncements were adopted in 2026, but did not have a material impact on our consolidated financial statements.

FASB ASU 2024-04, "Debt with Conversion and Other Options (Subtopic 470-20)"
The amendments in the ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in the ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The adoption of this guidance did not have a material impact on the Corporation's consolidated financial statements.

Pronouncements Not Yet Effective as of March 31, 2026:

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

	Three months ended March 31,
(dollars in thousands, except per share data)	2026	2025
Numerator for earnings per share:
Net income available to common stockholders	$2,006	$2,399

Denominators for earnings per share:
Weighted average shares outstanding	11,915	11,336
Average unearned ESOP shares	(104)	(131)
Basic weighted averages shares outstanding	11,811	11,205
Dilutive effects of assumed exercises of stock options	342	241
Diluted weighted averages shares outstanding	12,153	11,446

Basic earnings per share	$0.17	$0.21
Diluted earnings per share	$0.17	$0.21
Antidilutive shares excluded from computation of average dilutive earnings per share	78	364

(3)    Securities
The following tables present the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	March 31, 2026
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$25,486	$34	$(159)	$—	$25,361	14
U.S. government agency MBS	22,045	100	(329)	—	21,816	9
U.S. government agency CMO	70,862	232	(1,852)	—	69,242	46
State and municipal securities	43,092	98	(3,554)	—	39,636	32
U.S. Treasuries	17,039	—	(846)	—	16,193	16
Non-U.S. government agency CMO	7,894	18	(225)	—	7,687	8
Corporate bonds	16,001	325	(249)	—	16,077	10
Total securities available-for-sale	$202,419	$807	$(7,214)	$—	$196,012	135

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$32,494	$6	$(2,586)	$—	$29,914	19
Total securities held-to-maturity	$32,494	$6	$(2,586)	$—	$29,914	19

	December 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$26,385	$51	$(219)	$—	$26,217	13
U.S. government agency MBS	22,396	223	(268)	—	22,351	6
U.S. government agency CMO	67,216	441	(1,526)	—	66,131	38
State and municipal securities	43,282	151	(3,401)	—	40,032	31
U.S. Treasuries	17,039	—	(833)	—	16,206	16
Non-U.S. government agency CMO	8,786	27	(207)	—	8,606	9
Corporate bonds	14,023	266	(375)	—	13,914	11
Total securities available-for-sale	$199,127	$1,159	$(6,829)	$—	$193,457	124

(dollars in thousands)	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$32,544	$22	$(2,414)	$—	$30,152	19
Total securities held-to-maturity	$32,544	$22	$(2,414)	$—	$30,152	19
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at March 31, 2026, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities warranted an ACL.

The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	March 31, 2026
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$8,816	$(36)	$9,496	$(123)	$18,312	$(159)
U.S. government agency MBS	9,739	(111)	2,518	(218)	12,257	(329)
U.S. government agency CMO	34,459	(501)	15,914	(1,351)	50,373	(1,852)
State and municipal securities	1,193	(3)	34,874	(3,551)	36,067	(3,554)
U.S. Treasuries	—	—	16,193	(846)	16,193	(846)
Non-U.S. government agency CMO	589	(3)	4,411	(222)	5,000	(225)
Corporate bonds	2,989	(11)	3,962	(238)	6,951	(249)
Total securities available-for-sale	$57,785	$(665)	$87,368	$(6,549)	$145,153	$(7,214)

	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$2,084	$(42)	$25,607	$(2,544)	$27,691	$(2,586)
Total securities held-to-maturity	$2,084	$(42)	$25,607	$(2,544)	$27,691	$(2,586)

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$6,504	$(39)	$11,285	$(180)	$17,789	$(219)
U.S. government agency MBS	3,881	(38)	3,945	(230)	7,826	(268)
U.S. government agency CMO	20,511	(178)	17,074	(1,348)	37,585	(1,526)
State and municipal securities	—	—	35,212	(3,401)	35,212	(3,401)
U.S. Treasuries	—	—	16,206	(833)	16,206	(833)
Non-U.S. government agency CMO	456	—	5,235	(207)	5,691	(207)
Corporate bonds	1,476	(26)	4,879	(349)	6,355	(375)
Total securities available-for-sale	$32,828	$(281)	$93,836	$(6,548)	$126,664	$(6,829)

	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$2,087	$(69)	$25,842	$(2,345)	$27,929	$(2,414)
Total securities held-to-maturity	$2,087	$(69)	$25,842	$(2,345)	$27,929	$(2,414)

As of March 31, 2026, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	March 31, 2026
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	101,618	97,267	32,305	29,725
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	189	189
Subtotal	101,618	97,267	32,494	29,914
Mortgage-related securities	100,801	98,745	—	—
Total	$202,419	$196,012	$32,494	$29,914
There were no sales of investment securities available for sale for the three months ended March 31, 2026, or March 31, 2025.

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
For the three months ended March 31, 2026 and 2025, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.
Pledged Securities
As of March 31, 2026 and December 31, 2025, securities having a carrying value of $72.9 million and $69.5 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement
.
(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025
Real estate loans:
Commercial mortgage	$870,544	$879,440
Home equity lines and loans	109,795	107,002
Residential mortgage	235,067	236,135
Construction	343,376	330,543
Total real estate loans	1,558,782	1,553,120
Commercial, industrial & other finance receivables	444,395	428,981
Small business loans	134,468	139,765
Consumer	303	329
Leases, net	40,837	45,489
Loans and other finance receivables	$2,178,785	$2,167,684

Balances included in loans and other finance receivables
Residential mortgage real estate loans accounted under fair value option, at fair value	$14,090	$14,396
Residential mortgage real estate loans accounted under fair value option, at amortized cost	15,925	16,169
Unearned lease income included in leases, net	(4,702)	(4,980)
Unamortized net deferred loan origination costs, not included in loans above	2,790	2,916

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
Past Due and Nonaccrual Loans
The following tables present an aging of the Corporation’s loans at the dates indicated:

	March 31, 2026
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total accruing	Nonaccrual	Total loans and other finance receivables	% Delinquent
Commercial mortgage	$7,270	$13	$7,283	$856,513	$863,796	$6,748	$870,544	1.61%
Home equity lines and loans	332	—	332	107,240	107,572	2,223	109,795	2.33
Residential mortgage (1)	1,890	189	2,079	223,638	225,717	9,350	235,067	4.86
Construction	—	—	—	335,688	335,688	7,688	343,376	2.24
Commercial, industrial & other finance receivables	1,100	—	1,100	436,116	437,216	7,179	444,395	1.86
Small business loans (2)	2,269	—	2,269	108,288	110,557	23,911	134,468	19.47
Consumer	—	—	—	303	303	—	303	—
Leases, net	409	353	762	38,515	39,277	1,560	40,837	5.69%
Total	$13,270	$555	$13,825	$2,106,301	$2,120,126	$58,659	$2,178,785	3.33%

(1) Includes $14.1 million of loans at fair value of which $13.2 million are current, $352 thousand are 30-89 days past due and $497 thousand are nonaccrual.
(2) Includes $12.9 million of loans within nonaccrual category that are guaranteed by the SBA.

	December 31, 2025
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total accruing	Nonaccrual	Total loans and other finance receivables	% Delinquent
Commercial mortgage	$1,059	$328	$1,387	$875,581	$876,968	$2,472	$879,440	0.44%
Home equity lines and loans	513	—	513	104,466	104,979	2,023	107,002	2.37
Residential mortgage (1)	1,843	621	2,464	223,286	225,750	10,385	236,135	5.44
Construction	—	—	—	323,893	323,893	6,650	330,543	2.01
Commercial, industrial & other finance receivables	1,099	—	1,099	421,112	422,211	6,770	428,981	1.83
Small business loans (2)	739	—	739	114,245	114,984	24,781	139,765	18.26
Consumer	—	—	—	329	329	—	329	—
Leases, net	699	249	948	42,562	43,510	1,979	45,489	6.43
Total	$5,952	$1,198	$7,150	$2,105,474	$2,112,624	$55,060	$2,167,684	2.87%

(1) Includes $14.4 million of loans at fair value of which $13.3 million are current, $604 thousand are 30-89 days past due and $510 thousand are nonaccrual.
(2) Includes $13.2 million of loans within nonaccrual category that are guaranteed by the SBA.

There were no loans or other finance receivables in the tables above as of March 31, 2026 or December 31, 2025, that were 90+days past due and still accruing interest.

Foreclosed and Repossessed Assets
At March 31, 2026 and December 31, 2025, there were six and 11 consumer mortgage loans, respectively, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $1.6 million and $3.1 million, respectively, for which formal foreclosure proceedings were in process.
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

Past Due and Nonaccrual Status
The following table presents the amortized costs basis of loans on nonaccrual status, net of fees and costs as of March 31, 2026 and December 31, 2025. As of these dates there were no loans 90 days or more past due and still accruing.

	March 31, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual
Commercial mortgage	$6,748	$—	$6,748	$2,472	$—	$2,472
Home equity lines and loans	2,025	198	2,223	2,023	—	2,023
Residential mortgage	7,490	1,860	9,350	9,020	1,365	10,385
Construction	3,669	4,019	7,688	1,889	4,761	6,650
Commercial, industrial & other finance receivables	6,080	1,099	7,179	6,770	—	6,770
Small business loans (1)	19,678	4,233	23,911	18,050	6,731	24,781
Leases, net	—	1,560	1,560	—	1,979	1,979
Total	$45,690	$12,969	$58,659	$40,224	$14,836	$55,060

(1) Included in non-performing small business loans as of March 31, 2026 and December 31, 2025, are $12.9 million and $13.2 million in SBA guarantees.

Collateral-dependent Loans
The following table presents the amortized cost basis of non-accruing collateral-dependent loans and other finance receivables by class as of March 31, 2026 and December 31, 2025 under the current expected credit loss model:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Real estate	Equipment and other	Total	Real estate	Equipment and other	Total
Commercial mortgage	$6,748	$—	$6,748	$2,472	$—	$2,472
Home equity lines and loans	2,223	—	2,223	2,023	—	2,023
Residential mortgage	9,350	—	9,350	10,385	—	10,385
Construction	7,688	—	7,688	6,650	—	6,650
Commercial, industrial & other finance receivables	849	6,330	7,179	1,372	5,398	6,770
Small business loans	19,874	4,037	23,911	19,287	5,494	24,781
Total	$46,732	$10,367	$57,099	$42,189	$10,892	$53,081

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

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three months ended March 31, 2026 and March 31, 2025 under the CECL model in accordance with ASC 326:

	Three Months Ended March 31, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,676	$(3,867)	$—	$3,740	$3,549
Home equity lines and loans	1,162	—	1	109	1,272
Residential mortgage	926	—	—	137	1,063
Construction	2,067	—	—	163	2,230
Commercial, industrial & other finance receivables	2,982	(1,005)	60	2,032	4,069
Small business loans	9,321	(2,549)	62	894	7,728
Consumer	—	—	1	(1)	—
Leases	1,439	(745)	283	364	1,341
Total	$21,573	$(8,166)	$407	$7,438	$21,252

	Three Months Ended March 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,469	$—	$—	$(87)	$3,382
Home equity lines and loans	1,147	—	2	16	1,165
Residential mortgage	1,021	—	—	6	1,027
Construction	923	(738)	—	1,456	1,641
Commercial, industrial & other finance receivables	3,098	(1,430)	17	1,080	2,765
Small business loans	6,304	(277)	29	2,555	8,611
Consumer	—	—	1	(1)	—
Leases	2,476	(553)	126	187	2,236
Total	$18,438	$(2,998)	$175	$5,212	$20,827

Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Provision for credit losses - funded loans	$7,438	$5,212
Provision for credit losses - unfunded loans	55	—
Total provision for credit losses	$7,493	$5,212

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and other finance receivables by portfolio segment based on the methodology used to evaluate the loans and other finance receivables at the dates indicated:

	March 31, 2026
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,549	$3,549	$6,748	$863,796	$870,544
Home equity lines and loans	57	1,215	1,272	2,223	107,572	109,795
Residential mortgage (1)	177	886	1,063	8,853	212,124	220,977
Construction	307	1,923	2,230	7,688	335,688	343,376
Commercial, industrial & other finance receivables	977	3,092	4,069	7,179	437,216	444,395
Small business loans	1,308	6,420	7,728	23,911	110,557	134,468
Consumer	—	—	—	—	303	303
Leases, net	—	1,341	1,341	—	40,837	40,837
Total (2)	$2,826	$18,426	$21,252	$56,602	$2,108,093	$2,164,695

(1) Excludes $14.1 million of loans at fair value.
(2) Excludes deferred fees.

	December 31, 2025
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,676	$3,676	$2,472	$876,968	$879,440
Home equity lines and loans	—	1,162	1,162	2,023	104,979	107,002
Residential mortgage (1)	122	804	926	9,875	211,864	221,739
Construction	331	1,736	2,067	6,650	323,893	330,543
Commercial, industrial & other finance receivables	—	2,982	2,982	6,770	422,211	428,981
Small business loans	2,986	6,335	9,321	24,781	114,984	139,765
Consumer	—	—	—	—	329	329
Leases, net	—	1,439	1,439	—	45,489	45,489
Total (2)	$3,439	$18,134	$21,573	$52,571	$2,100,717	$2,153,288

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

The following tables detail the carrying value of loans and other finance receivables by portfolio segment based on year of origination and the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	March 31, 2026						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2026	2025	2024	2023	2022	Prior
Commercial mortgage
Pass/Watch	$15,213	$110,152	$127,157	$99,056	$160,664	$324,893	$—	$—	$837,135
Special Mention	—	—	—	10,782	1,458	2,990	—	—	15,230
Substandard	—	5,022	1,339	1,008	4,163	6,647	—	—	18,179
Total	$15,213	$115,174	$128,496	$110,846	$166,285	$334,530	$—	$—	$870,544
Year-to-date gross charge-offs	$—	$—	$—	$—	$(3,867)	$—	$—	$—	$(3,867)

Construction
Pass/Watch	$17,502	$135,491	$104,605	$19,908	$3,246	$11,538	$—	$32,634	$324,924
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	239	1,430	211	1,185	10,887	1,864	—	2,636	18,452
Total	$17,741	$136,921	$104,816	$21,093	$14,133	$13,402	$—	$35,270	$343,376
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial, industrial & other finance receivables
Pass/Watch	$34,672	$68,269	$62,471	$13,928	$16,796	$30,030	$—	$189,752	$415,918
Special Mention	—	—	—	—	128	3,775	—	8,444	12,347
Substandard	—	350	—	850	—	6,286	—	8,644	16,130
Total	$34,672	$68,619	$62,471	$14,778	$16,924	$40,091	$—	$206,840	$444,395
Year-to-date gross charge-offs	$—	$(766)	$(90)	$—	$—	$(125)	$—	$(24)	$(1,005)

Small business loans
Pass/Watch	$10,286	$22,537	$15,396	$13,879	$15,730	$17,698	$—	$8,840	$104,366
Special Mention	—	513	109	1,861	—	170	—	449	3,102
Substandard	—	3,238	1,537	4,814	1,015	12,974	—	3,422	27,000
Total	$10,286	$26,288	$17,042	$20,554	$16,745	$30,842	$—	$12,711	$134,468
Year-to-date gross charge-offs	$—	$(605)	$(994)	$(168)	$(171)	$(181)	$—	$(430)	$(2,549)

Total by risk rating
Pass/Watch	$77,673	$336,449	$309,629	$146,771	$196,436	$384,159	$—	$231,226	$1,682,343
Special Mention	—	513	109	12,643	1,586	6,935	—	8,893	30,679
Substandard	239	10,040	3,087	7,857	16,065	27,771	—	14,702	79,761
Total	$77,912	$347,002	$312,825	$167,271	$214,087	$418,865	$—	$254,821	$1,792,783
Total year-to-date gross charge-offs	$—	$(1,371)	$(1,084)	$(168)	$(4,038)	$(306)	$—	$(454)	$(7,421)

	December 31, 2025						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Commercial mortgage
Pass/Watch	$116,630	$116,852	$102,516	$162,329	$127,627	$227,348	$—	$—	$853,302
Special Mention	—	—	4,487	1,474	—	4,159	—	—	10,120
Substandard	—	—	1,029	8,074	—	6,915	—	—	16,018
Total	$116,630	$116,852	$108,032	$171,877	$127,627	$238,422	$—	$—	$879,440
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass/Watch	$117,778	$118,733	$19,858	$9,212	$3,373	$8,263	$—	$29,906	$307,123
Special Mention	—	—	6,245	—	—	—	—	—	6,245
Substandard	1,430	211	1,185	9,096	1,826	492	—	2,935	17,175
Total	$119,208	$118,944	$27,288	$18,308	$5,199	$8,755	$—	$32,841	$330,543
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$(738)	$(738)

Commercial, industrial & other finance receivables
Pass/Watch	$84,183	$62,904	$16,119	$17,270	$9,224	$21,836	$—	$193,356	$404,892
Special Mention	—	—	—	145	3,857	—	—	4,608	8,610
Substandard	—	—	850	—	523	5,360	—	8,746	15,479
Total	$84,183	$62,904	$16,969	$17,415	$13,604	$27,196	$—	$206,710	$428,981
Year-to-date gross charge-offs	$(739)	$(1,487)	$(160)	$(23)	$(1,089)	$—	$—	$(1,290)	$(4,788)

Small business loans
Pass/Watch	$29,760	$17,403	$17,955	$16,903	$9,448	$8,935	$—	$10,713	$111,117
Special Mention	—	477	134	—	—	—	—	140	751
Substandard	2,567	2,127	3,893	874	10,523	4,002	—	3,911	27,897
Total	$32,327	$20,007	$21,982	$17,777	$19,971	$12,937	$—	$14,764	$139,765
Year-to-date gross charge-offs	$(1,211)	$(433)	$(550)	$(233)	$(692)	$(1,057)	$—	$(813)	$(4,989)

Total by risk rating
Pass/Watch	$348,351	$315,892	$156,448	$205,714	$149,672	$266,382	$—	$233,975	$1,676,434
Special Mention	—	477	10,866	1,619	3,857	4,159	—	4,748	25,726
Substandard	3,997	2,338	6,957	18,044	12,872	16,769	—	15,592	76,569
Total	$352,348	$318,707	$174,271	$225,377	$166,401	$287,310	$—	$254,315	$1,778,729
Total year-to-date gross charge-offs	$(1,950)	$(1,920)	$(710)	$(256)	$(1,781)	$(1,057)	$—	$(2,841)	$(10,515)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at March 31, 2026 and December 31, 2025.

In addition to credit quality indicators as shown in the above tables, allowance allocations for home equity lines and loans, residential mortgages, consumer loans and leases are also applied based on their year of origination and performance status at the dates indicated:

	March 31, 2026						Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2026	2025	2024	2023	2022	Prior
Home equity lines and loans
Performing	$—	$1,094	$654	$194	$473	$3,119	$102,038	$107,572
Nonperforming	—	—	—	—	—	433	1,790	2,223
Total	$—	$1,094	$654	$194	$473	$3,552	$103,828	$109,795
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$3,725	$25,616	$7,663	$24,072	$122,514	$28,144	$390	$212,124
Nonperforming	—	—	722	669	2,272	5,190	—	8,853
Total	$3,725	$25,616	$8,385	$24,741	$124,786	$33,334	$390	$220,977
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$—	$—	$20	$9	$186	$88	$303
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$20	$9	$186	$88	$303
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases, net
Performing	$3,400	$5,792	$379	$8,595	$16,253	$4,910	$—	$39,329
Nonperforming	—	—	—	561	819	128	—	1,508
Total	$3,400	$5,792	$379	$9,156	$17,072	$5,038	$—	$40,837
Year-to-date gross charge-offs	$—	$(94)	$—	$(154)	$(238)	$(259)	$—	$(745)

Total by Payment Performance
Performing	$7,125	$32,502	$8,696	$32,881	$139,249	$36,359	$102,516	$359,328
Nonperforming	—	—	722	1,230	3,091	5,751	1,790	12,584
Total	$7,125	$32,502	$9,418	$34,111	$142,340	$42,110	$104,306	$371,912
Total year-to-date gross charge-offs	$—	$(94)	$—	$(154)	$(238)	$(259)	$—	$(745)

(1) Excludes $14.1 million of loans at fair value.

	December 31, 2025						Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Home equity lines and loans
Performing	$1,103	$658	$196	$534	$207	$3,102	$99,179	$104,979
Nonperforming	—	—	—	—	91	342	1,590	2,023
Total	$1,103	$658	$196	$534	$298	$3,444	$100,769	$107,002
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$25,957	$8,080	$26,278	$122,566	$15,775	$13,208	$—	$211,864
Nonperforming	—	437	672	3,398	737	4,631	—	9,875
Total	$25,957	$8,517	$26,950	$125,964	$16,512	$17,839	$—	$221,739
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$5	$22	$12	$—	$220	$70	$329
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$5	$22	$12	$—	$220	$70	$329
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(11)	$(11)

Leases, net
Performing	$6,232	$482	$10,149	$19,369	$6,561	$717	$—	$43,510
Nonperforming	—	—	518	1,099	342	20	—	1,979
Total	$6,232	$482	$10,667	$20,468	$6,903	$737	$—	$45,489
Year-to-date gross charge-offs	$—	$—	$(90)	$(1,472)	$(756)	$(40)	$—	$(2,358)

Total by Payment Performance
Performing	$33,292	$9,225	$36,645	$142,481	$22,543	$17,247	$99,249	$360,682
Nonperforming	—	437	1,190	4,497	1,170	4,993	1,590	13,877
Total	$33,292	$9,662	$37,835	$146,978	$23,713	$22,240	$100,839	$374,559
Total year-to-date gross charge-offs	$—	$—	$(90)	$(1,472)	$(756)	$(40)	$(11)	$(2,369)

(1) Excludes $14.4 million of fair value loans.

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
The following presents, by class, information regarding accruing and nonaccrual modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(dollars in thousands)	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	3	$4,245	0.5%	$—	1	$959	0.1%	$—
Construction	4	14,265	4.2%	83	3	2,869	1.0%	—
Commercial, industrial & other finance receivables	—	—	—%	—	1	1,095	0.3%	—
Small business loans	2	1,094	0.8%	234	3	1,948	1.2%	—
Total	9	$19,604		$317	8	$6,871		$—
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	1	$2,943	0.3%	$—	—	$—	—%	$—
Residential mortgage	1	225	0.1%	—	—	—	—%	—
Construction	1	1,383	0.4%	115	1	2,907	1.0%	—
Small business loans	—	—	—%	—	1	565	0.4%	434
Leases	9	242	0.6%	6	—	—	—%	—
Total	12	$4,793		$121	2	$3,472		$434

The following presents, by class, information regarding accruing and nonaccrual modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Number	Financial Effect	Number	Financial Effect
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	3	Extend maturity date	1	Extend maturity/payment
Construction	4	Extend maturity date	3	Extend maturity date
Commercial, industrial & other finance receivables	—		1	Extend maturity date
Small business loans	2	Extend maturity date	3	Extend maturity date
Total	9		8
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	1	Interest only payments	—
Residential mortgage	1	Extend maturity date	—
Construction	1	Extend maturity date	1	Extend maturity date
Small business loans	—		1	Extend maturity date
Leases	9	Extend maturity date	—
Total	12		2

There were 21 and 10 modifications granted to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and March 31, 2025, respectively. There were no loans that had payment defaults during the three months ended March 31, 2026, and 2025, respectively. There were $634 thousand in commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the three months ended March 31, 2026 and $882 thousand in commitments to lend additional funds to such borrowers during the three months ended March 31, 2025.

The increase period over period in assistance provided to borrowers experiencing financial difficulty was seen in leases, construction and commercial mortgage loans. The primary factor for the financial difficulty generally comes from higher interest rates or higher rates for longer periods.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of March 31, 2026 and 2025.

	March 31, 2026
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Commercial mortgage	$4,245	$—	$—	$—	$4,330	$8,574
Residential mortgage	529	—	—	—	597	1,126
Construction	14,265	—	—	—	1,383	15,648
Small business loans	1,402	—	—	—	3,601	5,003
Leases	—	—	—	—	242	242
Total	$20,441	$—	$—	$—	$11,003	$31,444

	March 31, 2025
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Commercial mortgage	$1,388	$—	$959	$—	$—	$2,347
Residential mortgage	—	—	—	—	545	545
Construction	2,869	—	—	—	4,763	7,632
Commercial, industrial & other finance receivables	1,897	—	—	—	2,772	4,669
Small business loans	2,505	—	—	—	2,328	4,833
Total	$8,659	$—	$959	$—	$10,408	$20,026

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has four unsecured borrowing facilities with correspondent banks for up to $56 million in total. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 and $0 in Federal funds purchased at March 31, 2026 and December 31, 2025, respectively. The Corporation also has a facility with the Federal Reserve Bank discount window of $4.3 million. This facility is fully secured by investment securities and pledged loans. There were no borrowings under this at March 31, 2026 and December 31, 2025. The Corporation has a revolving line of credit with ACBB of $5 million that is used to fund operating activities of the Corporation and had an outstanding balance of $0 at March 31, 2026.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	March 31, 2026	December 31, 2025
FHLB Open Repo Plus Weekly	6/15/2026	3.97%	$94,999	$89,999
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	15,245
ACBB Holding Company Revolving LOC	7/24/2026	7.00%	—	1,500
Total Short-Term Borrowings			$110,244	$106,744

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	March 31, 2026	December 31, 2025
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	$10,594	$10,594
Total Long-Term Borrowings			$10,594	$10,594

The FHLB has also issued $170.1 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2026.
The Corporation has a maximum borrowing capacity with the FHLB of $732.0 million as of March 31, 2026 and $751.5 million as of December 31, 2025. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
The Corporation serviced $10.2 million and $10.3 million of residential mortgage loans as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Corporation recognized servicing fee income of $2 thousand compared to $48 thousand during the three months ended March 31, 2025.
Changes in the MSR balance are summarized as follows:

	Three months ended March 31,
(dollars in thousands)	2026	2025
Balance at beginning of the period	$86	$1,124
Servicing rights capitalized	3	—
Amortization of servicing rights	(5)	(45)
Balance at end of the period	$84	$1,079

The decrease in MSR balance in the table above from March 31, 2025 to March 31, 2026 was the result of the Corporation's sale of residential mortgage loan servicing rights during the second quarter of 2025. During the second quarter of 2025 the Corporation sold approximately $979 thousand of residential mortgage loan servicing rights associated with $110.2 million of serviced loans.
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2026, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.53% and a discount rate equal to 9.50%. At December 31, 2025, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.60% and a discount rate equal to 9.50%. As interest rates increased and the number of mortgage refinancings have declined, model inputs have been adjusted to align the MSRs fair value with market conditions.
The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2026	December 31, 2025
Fair value of residential mortgage servicing rights	$119	$114

Weighted average life (months)	46	43

Prepayment speed	8.53%	9.60%
Impact on fair value:
10% adverse change	$(5)	$(5)
20% adverse change	(10)	(10)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(5)	$(4)
20% adverse change	(9)	(9)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $296.0 million and $305.3 million of SBA loans, as of March 31, 2026 and December 31, 2025, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended March 31,
(dollars in thousands)	2026	2025
Balance at beginning of the period	$3,846	$3,258
Servicing rights capitalized	126	228
Amortization of servicing rights	(346)	(310)
Change in valuation allowance	(16)	29
Balance at end of the period	$3,610	$3,205
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended March 31,
(dollars in thousands)	2026	2025
Valuation allowance, beginning of period	$(39)	$(74)
Impairment	(15)	—
Recovery	—	29
Valuation allowance, end of period	$(54)	$(45)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At March 31, 2026, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.78% and a discount rate equal to 12.00%. At December 31, 2025, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.10% and a discount rate equal to 12.91%.
The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	March 31, 2026	December 31, 2025
Fair value of SBA loan servicing rights	$4,398	$4,522

Weighted average life (years)	3.3	3.3

Prepayment speed	17.78%	17.10%
Impact on fair value:
10% adverse change	$(206)	$(207)
20% adverse change	(394)	(397)

Discount rate	12.00%	12.91%
Impact on fair value:
10% adverse change	$(97)	$(101)
20% adverse change	(190)	(197)
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

The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	March 31, 2026
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$25,361	$—	$25,361	$—
U.S. government agency MBS	21,816	—	21,816	—

	March 31, 2026
(dollars in thousands)	Total	Level 1	Level 2	Level 3
U.S. government agency CMO	69,242	—	69,242	—
State and municipal securities	39,636	—	39,636	—
U.S. Treasuries	16,193	16,193	—	—
Non-U.S. government agency CMO	7,687	—	7,687
Corporate bonds	16,077	—	16,077	—
Equity investments	2,137	—	2,137	—
Mortgage loans held for sale	38,960	—	38,960	—
Mortgage loans held for investment	14,090	—	14,090	—
Interest rate lock commitments	355	—	—	355
Forward commitments	130	—	130	—
Customer derivatives - interest rate swaps	1,728	—	1,728	—
Fair Value Hedge	13	—	13	—
Total	$253,425	$16,193	$236,877	$355

Liabilities
Interest rate lock commitments	$169	$—	$—	$169
Forward commitments	13	—	13	—
Customer derivatives - interest rate swaps	1,745	—	1,745	—
Customer derivatives - Risk Participation Agreements	22	—	22	—
Interest rate swaps	123	—	123	—
Total	$2,072	$—	$1,903	$169

	December 31, 2025
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$26,217	$—	$26,217	$—
U.S. government agency MBS	22,351	—	22,351	—
U.S. government agency CMO	66,131	—	66,131	—
State and municipal securities	40,032	—	40,032	—
U.S. Treasuries	16,206	16,206	—	—
Non-U.S. government agency CMO	8,606	—	8,606	—
Corporate bonds	13,914	—	13,914	—
Equity investments	2,166	—	2,166	—
Mortgage loans held for sale	33,762	—	33,762	—
Mortgage loans held for investment	14,396	—	14,396	—
Interest rate lock commitments	402	—	—	402
Customer derivatives - interest rate swaps	1,909	—	1,909	—
Fair Value Hedge	21	—	21	—
Total	$246,112	$16,206	$229,504	$402

Liabilities
Interest rate lock commitments	$13	$—	$—	$13
Forward commitments	32	—	32	—
Customer derivatives - interest rate swaps	1,929	—	1,929	—
Customer derivatives - Risk Participation Agreements	23	—	23	—
Interest rate swaps	281	—	281	—
Total	$2,278	$—	$2,265	$13

The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025
Mortgage servicing rights	$84	$86
SBA loan servicing rights	3,610	3,846
OREO and other repossessed assets	6,009	5,997
Individually evaluated loans (1)
Commercial and industrial	122	—
Construction	3,713	4,430
Small business loans	2,925	3,745
Total	$16,463	$18,103

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.
The following table details the valuation techniques for Level 3 assets.

(dollars in thousands)	March 31, 2026
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
OREO and other repossessed assets	$6,009	Appraisal of collateral	Costs to sell	6% - 13% discount	10%
Individually evaluated loans	6,759	Appraisal of collateral	Costs to sell	10%-85% discount	28%

(dollars in thousands)	December 31, 2025
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
OREO and other repossessed assets	$5,997	Appraisal of collateral	Costs to sell	6% - 13% discount	10%
Individually evaluated loans	8,175	Appraisal of collateral	Costs to sell	2%-48% discount	24%

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

The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

	Fair Value Hierarchy Level	March 31, 2026		December 31, 2025
(dollars in thousands)		Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$28,269	$28,269	$35,778	$35,778
Mortgage loans held for sale	Level 2	38,960	38,960	33,762	33,762
Loans and other finance receivables, net of ACL	Level 3	2,146,233	2,116,050	2,134,630	2,108,242

Mortgage loans held for investment	Level 2	14,090	14,090	14,396	14,396
Financial liabilities:
Deposits	Level 2	$2,169,960	$2,182,600	$2,158,128	$2,179,800
Borrowings	Level 2	120,838	121,000	117,338	117,700
Subordinated debentures	Level 2	49,675	49,569	49,853	49,597
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended March 31,
(dollars in thousands)	2026	2025
Balance at beginning of the period	$402	$216
Change in value	(47)	148
Balance at end of the period	$355	$364
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
March 31, 2026	$355	Market comparable pricing	Pull through	1 - 99%	85.52%
December 31, 2025	402	Market comparable pricing	Pull through	1 - 99%	85.31%

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
In June 2023 the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments paid on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swaps mature between May, June, and December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the three months ended March 31, 2026, and 2025, approximately $122 thousand and $192 thousand, net of tax, is recorded in total comprehensive income as an unrealized gain and an unrealized loss, respectively. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2026. At March 31, 2026 and December 31, 2025, the combined notional amount of the interest rate swaps was $75 million and $75 million, respectively, and the fair value was a liability of $123 thousand and $281 thousand, respectively.
In August 2024 the Corporation entered into an interest rate swap classified as a fair value hedge with a notional amount of $40 million, to hedge the interest payments received on a pool of residential mortgage loans held in portfolio. Under the terms of the swap agreement, the Corporation pays an average fixed rate of 3.60% and receives a variable rate in return indexed to SOFR. The swap matures August 2027. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in fair value of the hedged item. For the three months ended March 31, 2026, approximately $8 thousand, net of tax, is recorded as a fair values adjustment. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to March 31, 2026.

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
The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		March 31, 2026		December 31, 2025
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$60,047	$355	$40,370	$402
Negative fair values	Other liabilities	27,761	(169)	2,735	(13)
Total		$87,808	$186	$43,105	$389

Forward Commitments
Positive fair values	Other assets	$13,000	$130	$—	$—
Negative fair values	Other liabilities	4,500	(13)	8,000	(32)
Total		$17,500	$117	$8,000	$(32)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$53,413	$1,728	$53,954	$1,909
Negative fair values	Other liabilities	53,413	(1,745)	53,954	(1,929)
Total		$106,826	$(17)	$107,908	$(20)

Customer Derivatives - Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	29,434	(22)	24,166	(23)
Total		$29,434	$(22)	$24,166	$(23)

Fair Value Hedge
Positive fair values	Other assets	$40,000	$13	$40,000	$21
Negative fair values	Other liabilities	—	—	—	—
Total		$40,000	$13	$40,000	$21

Interest Rate Swaps
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	75,000	(123)	75,000	(281)
Total		$75,000	$(123)	$75,000	$(281)

Total derivative financial instruments		$356,568	$154	$298,179	$54
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.

The following table presents a summary of the net change in the fair value of derivative instruments:

	Three months ended March 31,
(dollars in thousands)	2026	2025
Interest Rate Lock Commitments	$(203)	$102
Forward Commitments	149	(30)
Customer Derivatives - Interest Rate Swaps	3	(33)
Customer Derivatives - Risk Participation Agreements	1	80
Net change in the fair value of derivative instruments	$(50)	$119
Net realized gains on derivative hedging activities were $18 thousand for the three months ended March 31, 2026, and net realized gains of $21 thousand for the three months ended March 31, 2025, and are included in non-interest income in the consolidated statements of income.
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

	Segment Information
	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$40,374	$—	$338	$40,712	$38,835	$—	$333	$39,168
Interest expense	17,302	(60)	268	17,510	19,129	(9)	272	19,392
Net interest income	23,072	60	70	23,202	19,706	9	61	19,776
Provision for credit losses	7,493	—	—	7,493	5,212	—	—	5,212
Net interest income after provision	15,579	60	70	15,709	14,494	9	61	14,564

Non-interest Income:
Mortgage banking income	45	—	4,483	4,528	18	—	3,375	3,393
Wealth management income	—	1,729	—	1,729	—	1,535	—	1,535
SBA loan income	150	—	—	150	748	—	—	748
Loss on sale of MSRs	—	—	(159)	(159)	(52)	—	—	(52)
Net change in fair values	26	—	(496)	(470)	77	—	344	421
Net gain on hedging activity	—	—	18	18	—	—	21	21
Other	1,177	—	64	1,241	1,121	—	137	1,258

Non-interest income	1,398	1,729	3,910	7,037	1,912	1,535	3,877	7,324

Non-interest expense:
Salaries and employee benefits	7,534	682	4,170	12,386	7,049	560	3,776	11,385
Occupancy and equipment	919	18	246	1,183	795	7	536	1,338
Professional fees	814	50	110	974	677	11	75	763
Data processing and software	1,553	46	374	1,973	1,065	43	371	1,479
Advertising and promotion	495	78	119	692	591	93	95	779
Pennsylvania bank shares tax	254	4	—	258	264	5	—	269
Other	2,388	100	204	2,692	2,317	99	314	2,730
Non-interest expense	13,957	978	5,223	20,158	12,758	818	5,167	18,743
Income before income taxes	$3,020	$811	$(1,243)	$2,588	$3,648	$726	$(1,229)	$3,145

Total Assets	$2,496,596	$13,243	$66,742	$2,576,581	$2,483,477	$11,243	$34,168	$2,528,888

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with the unaudited consolidated interim financial statements and related notes contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in Meridian Corporation’s Annual Report on Form 10-K filed with the SEC.
Forward-Looking Statements
Meridian Corporation may from time to time make written or oral “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements with respect to Meridian Corporation’s strategies, goals, beliefs, expectations, estimates, intentions, capital raising efforts, financial condition and results of operations, future performance and business. Statements preceded by, followed by, or that include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” or similar expressions generally indicate a forward-looking statement. These forward-looking statements involve risks and uncertainties that are subject to change based on various important factors (some of which, in whole or in part, are beyond Meridian Corporation’s control). Numerous competitive, economic, regulatory, legal and technological factors, risks and uncertainties that could cause actual results to differ materially include, without limitation: credit losses and the credit risk of our commercial and consumer loan products; changes in the level of charge-offs and changes in estimates of the adequacy of the allowance for credit losses, or ACL, including the timing of third-party appraisals and loan valuations from lead financial institutions in which we are a loan participant; cyber-security concerns; rapid technological developments and changes, including the development and use of artificial intelligence in business processes, services, and products; increased competitive pressures; changes in spreads on interest-earning assets and interest-bearing liabilities; changes in general economic conditions and conditions within the securities markets; escalating tariff and other trade policies and the resulting impacts on market volatility and global trade; the impact of uncertain or changing political conditions or any current or future federal government shutdown and uncertainty regarding the federal government's debt limit; geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and military conflicts, including the ongoing conflict in the Middle East, which could impact economic conditions in the United States; unanticipated changes in our liquidity position; unanticipated changes in regulatory and governmental policies impacting interest rates and financial markets; legislation affecting the financial services industry as a whole, and Meridian Corporation, in particular; changes in accounting policies, practices or guidance; developments affecting the industry and the soundness of financial institutions and further disruption to the economy and U.S. banking system; among others, could cause Meridian Corporation’s financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements.
Meridian Corporation cautions that the foregoing factors are not exclusive, and neither such factors nor any such forward-looking statement takes into account the impact of any future events. All forward-looking statements and information set forth herein are based on management’s current beliefs and assumptions as of the date hereof and speak only as of the date they are made. For a more complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review Meridian Corporation’s filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K that update or provide information in addition to the information included in the Form 10-K and Form 10-Q filings, if any. Meridian Corporation does not undertake to update any forward-looking statement whether written or oral, that may be made from time to time by Meridian Corporation or by or on behalf of Meridian Bank.
Critical Accounting Policies and Estimates
Our critical accounting policies are described in detail in the "Critical Accounting Policies" section within Item 7 of our 2025 Annual Form 10-K. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.
Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of March 31, 2026 compared to December 31, 2025 and the results of operations for the three months ended March 31, 2026 compared to the same period in 2025. More detailed information related to these highlights can be found in the sections that follow.
Changes in Financial Condition - March 31, 2026 Compared to December 31, 2025
•Total assets increased $14.6 million, or 0.6%, to $2.6 billion as of March 31, 2026.
•Portfolio loans increased $11.1 million, or 0.5%, to $2.2 billion as of March 31, 2026.
•Mortgage loans held for sale increased $5.2 million, or 15.4%, to $39.0 million as of March 31, 2026.
•Total deposits increased $11.8 million or 0.5% to $2.2 billion as of March 31, 2026.
•The Corporation earned net income of $2.0 million during the three months ended March 31, 2026 and returned $1.7 million of capital to Meridian shareholders during the three months ended March 31, 2026 through a $0.14 dividend per share in the first quarter of the year.

Three Month Results of Operations - March 31, 2026 Compared to March 31, 2025
•Net income was $2.0 million, or $0.17 per diluted share, down $393 thousand, or 16.4%, driven by a higher provision for credit losses, lower non-interest income, and higher non-interest expense, offset somewhat by improved net interest income.
•The return on average assets and return on average equity were 0.32% and 4.02%, respectively, for the first quarter 2026, compared to 0.40% and 5.57%, respectively, for the first quarter 2025.
•Net interest income increased $3.4 million, or 17.3%, to $23.2 million and the net interest margin increased to 3.82% from 3.46%, due to the impact of deposit and borrowing cost declines as well as the increase in average noninterest-bearing deposits over the period.
•The overall provision for credit losses increased $2.3 million when comparing the first quarter 2026 to the first quarter 2025. The increase of $4.9 million in net charge-offs over this period was the driver for the increase in provision for credit losses, and was led by a $3.9 million charge-off taken during the first quarter 2026 on a loan purchase participation from another financial institution.
•Non-interest income decreased $287 thousand, or 3.9%, to $7.0 million driven by a $598 thousand decline in SBA loan income, a decrease of $685 thousand in fair value adjustments related to the mortgage banking segment. These declines in non-interest income were partially offset by a $1.1 million increase in mortgage banking income.
•Non-interest expense increased $1.4 million, or 7.5%, to $20.2 million due to a $1.0 million increase in salaries and employee benefits, and an increase of $494 thousand in data processing and software expense.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended March 31,
	2026	2025
Return on average assets, annualized	0.32%	0.40%
Return on average equity, annualized	4.02%	5.57%
Net interest margin (tax effected yield)	3.82%	3.46%
Basic earnings per share	$0.17	$0.21
Diluted earnings per share	$0.17	$0.21
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Book value per common share	$16.86	$16.89
Tangible book value per common share (1)	$16.57	$16.59
Allowance as a percentage of loans and other finance receivables (excluding loans at fair value)	0.98%	1.00%
Tier I capital to risk weighted assets	8.63%	8.68%
Tangible common equity to tangible assets ratio (1)	7.65%	7.67%
Loans and other finance receivables, net of fees and costs	$2,181,575	$2,170,600

Total assets	$2,576,581	$2,561,995
Total stockholders’ equity	$200,225	$199,716

(1) Non-GAAP financial measure. See “Non-GAAP Financial Measures” below for Non-GAAP to GAAP reconciliation.
Components of Net Income
Net income is comprised of five major elements:
•Net Interest Income, or the difference between the interest income earned on loans, leases, other finance receivables, and investments and the interest expense paid on deposits and borrowed funds;
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
•Non-interest Expense, which consists primarily of salaries and employee benefits, occupancy, professional fees, advertising & promotion, data processing and software expense, loan expenses, and other operating expenses; and
•Income Taxes, which include state and federal jurisdictions.

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three months ended March 31, 2026 and 2025, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The table below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended March 31,
(dollars in thousands)	2026			2025
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$42,349	$398	3.81%	$56,170	$613	4.43%
Investment securities - taxable	175,297	1,847	4.27	159,051	1,693	4.32
Investment securities - tax exempt (1)	55,292	396	2.90	54,723	387	2.87
Loans held for sale	23,783	338	5.76	20,604	333	6.55
Loans held for investment	2,175,938	37,806	7.05	2,039,676	36,218	7.20
Total loans	2,199,721	38,144	7.03	2,060,280	36,551	7.19
Total interest-earning assets	2,472,659	40,785	6.69%	2,330,224	39,244	6.83%
Noninterest earning assets	101,609			90,347
Total assets	$2,574,268			$2,420,571
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$149,192	$1,040	2.83%	$150,980	$1,229	3.30%
Money market and savings deposits	1,025,036	7,070	2.80	919,731	7,808	3.44
Time deposits	747,406	7,113	3.86	721,336	7,831	4.40
Total interest - bearing deposits	1,921,634	15,223	3.21	1,792,047	16,868	3.82
Borrowings	112,028	1,293	4.68	123,677	1,469	4.82
Subordinated debentures	49,722	994	8.11	49,749	1,055	8.60
Total interest-bearing liabilities	2,083,384	17,510	3.41	1,965,473	19,392	4.00
Noninterest-bearing deposits	250,203			244,161
Other noninterest-bearing liabilities	38,104			36,203
Total liabilities	2,371,691			2,245,837
Total stockholders' equity	202,577			174,734
Total stockholders' equity and liabilities	$2,574,268			$2,420,571
Net interest income and spread (1)		$23,275	3.28		$19,852	2.83
Net interest margin (1)			3.82%			3.46%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

.

Rate / Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2026 as compared to the same period in 2025, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	Three Months Ended March 31,
	2026 Compared to 2025
(dollars in thousands)	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$(78)	$(137)	$(215)
Investment securities - taxable	(17)	171	154
Investment securities - tax exempt (1)	5	4	9
Loans held for sale	(43)	48	5
Loans held for investment	(792)	2,380	1,588
Total loans	(835)	2,428	1,593
Total interest income	$(925)	$2,466	$1,541
Interest expense:
Interest-bearing demand deposits	$(175)	$(14)	$(189)
Money market and savings deposits	(1,568)	830	(738)
Time deposits	(993)	275	(718)
Total interest - bearing deposits	(2,736)	1,091	(1,645)
Borrowings	(41)	(135)	(176)
Subordinated debentures	(60)	(1)	(61)
Total interest expense	$(2,837)	$955	$(1,882)
Interest differential	$1,912	$1,511	$3,423

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
For the three months ended March 31, 2026 as compared to the same period in 2025, tax-equivalent interest income increased $1.5 million as favorable volume changes contributed $2.5 million to interest income, partially offset by rate changes that had a $925 thousand unfavorable impact on interest income. The loans held for investment average balances increased $136.3 million, leading to a favorable volume impact on interest income of $2.4 million, while the increase in loans held for sale average balances of $3.2 million had a favorable impact on interest income of $48 thousand. Growth in the loans held for investment portfolio was led by average balance increases in construction loans ($82.9 million), commercial mortgage loans ($40.3 million), commercial and industrial loans ($27.6 million), and home equity lines and loans ($15.6 million). The change in rates led to decreased yields on loans held for sale (down 79 basis points) and loans held for investment (down 15 basis points) that unfavorably impact interest income by $835 thousand, overall.

On the funding side, overall interest expense decreased $1.9 million, largely driven by a continuation in the decline of the cost of deposits and borrowings driven by the Fed's rates cuts over the last year. The cost of deposits were down across the board, leading to a $1.6 million decrease to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits decreased 47 basis points, 64 basis points and 54 basis points, respectively. These deposit cost declines were partially offset by overall volume increases as the average balances on money market and savings accounts increased $105.3 million, and the average balances on time increased $26.1 million.

The cost of borrowings decreased by 14 basis points, while the cost of subordinated debentures decreased 49 basis points as the interest rate on the $40 million in floating rate 2019 Debentures was lower in the current quarter, contributing a $60 thousand decrease to interest expense. Borrowing balances decreased $11.6 million on average.

Overall, the $3.4 million increase in net interest income over this period was primarily driven by rate changes and secondarily through volume changes.

PROVISION FOR CREDIT LOSSES
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The total provision for credit losses increased $2.3 million on a net basis for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The provision on funded loans increased $2.2 million over the three month comparable period in 2025 driven largely by an increase of $3.9 million in commercial mortgage charge-offs from a loan participated to us by another financial institution that became non-performing as of March 31, 2026. There was a $55 thousand provision on unfunded loan commitments for the three months ended March 31, 2026, while for the three months March 31, 2025 there was no provision on unfunded loan commitments.

NON-INTEREST INCOME
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025	$ Change	% Change
Mortgage banking income	$4,528	$3,393	$1,135	33.5%
Wealth management income	1,729	1,535	194	12.6%
SBA loan income	150	748	(598)	(79.9)%
Earnings on investment in life insurance	272	222	50	22.5%
Net loss on sale of MSRs	(159)	(52)	(107)	205.8%
Net change in the fair value of derivative instruments	(51)	149	(200)	(134.2)%
Net change in the fair value of loans held-for-sale	(380)	102	(482)	(472.5)%
Net change in the fair value of loans held-for-investment	(39)	170	(209)	(122.9)%
Net gain on hedging activity	18	21	(3)	(14.3)%
Other	969	1,036	(67)	(6.5)%
Total non-interest income	$7,037	$7,324	$(287)	(3.9)%
Mortgage banking income increased $1.1 million over the comparable quarterly period as the volume of loans sold increased by $18.4 million, with a 28 basis point increase in the sales margin. Despite this 33.5% increase in mortgage banking income, total non-interest income decreased $287 thousand largely due to negative fair value adjustments, a decrease in SBA loan income, and an increase in net loss recorded on the sale of MSRs.
SBA loan income also decreased $598 thousand over this period due to a decline in the volume of SBA loans sold. The value of SBA loans sold for the quarter-ended March 31, 2026 was $5.4 million, or 44.8%, lower than the quarter-ended March 31, 2025, while the gross margin on sale was 8.5% for the quarter-ended March 31, 2026 compared to 8.7% for the quarter-ended March 31, 2025, down slightly.

NON-INTEREST EXPENSE
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025	$ Change	% Change
Salaries and employee benefits	$12,386	$11,385	$1,001	8.8%
Occupancy and equipment	1,183	1,338	(155)	(11.6)%
Professional fees	974	763	211	27.7%
Data processing and software	1,973	1,479	494	33.4%
Advertising and promotion	692	779	(87)	(11.2)%
Pennsylvania bank shares tax	258	269	(11)	(4.1)%
Other	2,692	2,730	(38)	(1.4)%
Total non-interest expense	$20,158	$18,743	$1,415	7.5%

Total non-interest expense increased $1.4 million, or 7.5%, primarily as the result of an increase in salaries and employee benefits and data processing and software expense, partially offset by a decline in occupancy and equipment expense. Salaries and employee benefits increased $1.0 million due largely to overall employee merit, benefit, and tax related increases for existing employees, as well as an increase of six full-time equivalent employees, combined with an increase in mortgage segment related commissions and other benefits. Data processing and software expenses increased $494 thousand, reflecting greater customer transaction activity and Meridian's ongoing commitment to technology investments. Professional fees increased $211 thousand, largely related to loan work out expenses. Meanwhile, there was a decline of $155 thousand in occupancy and equipment expense largely due to a prior year early termination of office lease space.

INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 2026 was $582 thousand, as compared to $746 thousand for the same period in 2025. Our effective tax rate was 22.5% for the three months ended March 31, 2026, compared to 23.7% for the same period in 2025. While income tax expense decreased primarily due to the decrease in income before income taxes, the effective tax rate decreased slightly due to the impact of tax expense recognized in the prior-quarter related to the surrender of certain bank owned life insurance policies.

BALANCE SHEET ANALYSIS
As of March 31, 2026, total assets were $2.6 billion which increased $14.6 million, or 0.6%, from December 31, 2025. This increase in assets over the prior period was due primarily to loan portfolio growth, as detailed in the following table:

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Mortgage loans held for sale	$38,960	$33,762	$5,198	15.4%
Real estate loans:
Commercial mortgage	870,544	879,440	(8,896)	(1.0)
Home equity lines and loans	109,795	107,002	2,793	2.6
Residential mortgage	235,067	236,135	(1,068)	(0.5)
Construction	343,376	330,543	12,833	3.9
Total real estate loans	1,558,782	1,553,120	5,662	0.4

Commercial, industrial & other finance receivables	444,395	428,981	15,414	3.6
Small business loans	134,468	139,765	(5,297)	(3.8)
Consumer	303	329	(26)	(7.9)
Leases, net	40,837	45,489	(4,652)	(10.2)
Loans and other finance receivables	$2,178,785	$2,167,684	$11,101	0.5
Total loans and other finance receivables	$2,217,745	$2,201,446	$16,299	0.7%
Total loans and other finance receivables increased $11.1 million, to $2.2 billion as of March 31, 2026, from $2.2 billion as of December 31, 2025. Overall portfolio loan growth was 0.5% since December 31, 2025, or 2.0% on an annualized basis for 2026. Construction loans increased $12.8 million, or 3.9%, and commercial and industrial loans increased $15.4 million, or 3.6%. While commercial real estate loans decreased $8.9 million, or 1.0%, and SBA loans decreased $5.3 million, or 3.8% due to loan sales described above.
As of March 31, 2026, included within the commercial real estate loans total of $870.5 million was $290.3 million of owner-occupied commercial loans, as well as $104.2 million of multi-family loans. Nearly all of the multi-family real estate loans are on properties located in Philadelphia and surrounding counties we service.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing deposits	$243,458	$245,377	$(1,919)	(0.8)%
Interest-bearing deposits:
Interest-bearing demand deposits	157,151	157,360	(209)	(0.1)%
Money market and savings deposits	1,013,533	1,023,290	(9,757)	(1.0)%
Time deposits	755,818	732,101	23,717	3.2%

(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing deposits	$243,458	$245,377	$(1,919)	(0.8)%
Total interest-bearing deposits	$1,926,502	$1,912,751	$13,751	0.7%
Total deposits	$2,169,960	$2,158,128	$11,832	0.5%
Total deposits increased $11.8 million, or 0.5%, since December 31, 2025. Total interest-bearing deposits increased $13.8 million during the period, whereas noninterest-bearing deposits decreased $1.9 million. Time deposits increased $23.7 million, or 3.2%, largely due to customer preference for the higher interest rates offered by these products.
The majority of Meridian's deposit base is comprised of business deposits, 51%, with consumer deposits amounting to 15% at March 31, 2026. Municipal deposits at 11% and brokered deposits at 23% provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At March 31, 2026, 64% of business accounts and 89% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 20% at March 31, 2026.

Capital
Consolidated stockholders’ equity of the Corporation was $200.2 million, or 7.8% of total assets as of March 31, 2026, as compared to $199.7 million, or 7.8% of total assets as of December 31, 2025. On April 23, 2026, the Board of Directors declared a quarterly cash dividend of $0.14 per common share payable May 11, 2026 to shareholders of record as of May 4, 2026.
On February 20, 2025 the Corporation entered into an Equity Distribution Agreement (or Sales Agreement) relating to shares of our common stock. During 2025 the Corporation sold a total of 488,478 shares of common stock and raised approximately $7.5 million in net proceeds. We expect to use the net proceeds for general corporate purposes, which includes working capital and the funding of organic growth at Meridian Bank, as described in our prospectus filed with the SEC on February 20, 2025 pursuant to Rule 424(b)(5) under the Securities Act. There were no shares of the Corporation's common stock sold during the three months ended March 31, 2026, or 2025, respectively.
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.58% and 9.50% at March 31, 2026 and December 31, 2025, respectively. The Corporation is exempt from CBLR.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Bank		Well-capitalized minimum
	March 31, 2026	December 31, 2025
Tier 1 leverage ratio	9.58%	9.50%	5.00%
Common tier 1 risk-based capital ratio	10.52%	10.66%	6.50%
Tier 1 risk-based capital ratio	10.52%	10.66%	8.00%
Total risk-based capital ratio	11.51%	11.65%	10.00%
In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital. As of March 31, 2026, Meridian has phased in 100% of the day-one effects of CECL.

Asset Quality Summary
The ratio of non-performing assets to total assets was 2.51% as of March 31, 2026, compared to 2.38% reported as of December 31, 2025. Total non-performing loans of $58.7 million as of March 31, 2026, increased $3.6 million from $55.1 million as of December 31, 2025. Included in non-performing loans at March 31, 2026 is $12.9 million of SBA loan guarantees, while non-performing loans at December 31, 2025 included $13.2 million of SBA loan guarantees. The overall increase was primarily the result of risk rating downgrades leading to non-performing loan classification mainly in the commercial mortgage and construction portfolios, partially offset by a $870 thousand decline in non-performing SBA loans due to charge-offs. The increase in commercial mortgage non-performing came largely from a purchased participation loan that is secured by a first lien on the leasehold interests of Class A office property with multiple buildings and tenants where an April 2026 appraisal, representative of conditions existing as of March 31, 2026, showed a significantly lower value than the original appraisal at the time of our participation. As of March 31, 2026 there were specific reserves of $2.8 million against non-performing loans, a decrease from $3.4 million as of December 31, 2025.
Meridian realized net charge-offs of 0.35% of total average loans for the three months ending March 31, 2026, which had increased from 0.14% reported for the same period in 2025. Net charge-offs for the quarter ended March 31, 2026 were $7.8 million, compared to net charge-offs of $2.8 million for the quarter ended March 31, 2025. Net charge-offs for the current quarter comprised of $8.2 million in total charge-offs, of which $3.9 million related to a commercial mortgage purchased participation and $2.5 million related to SBA. There were $407 thousand in recoveries during the period, largely related to leases.
The ratio of allowance for credit losses to total loans and other finance receivables, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Appendix), was 0.98% as of March 31, 2026 compared to 1.00% as of December 31, 2025. Despite net charge-offs having increased as noted above, the level of provision for credit losses in the first quarter helped to maintain the allowance coverage level.
The Corporation believes it is proactive with its loan review process that utilizes the engagement of an independent outside loan review firm, which helps identify developing credit issues. For example, the Corporation procures additional collateral (preferably outside the current loan structure) whenever possible and frequent contact with the borrower. The Corporation believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall risk of loss.

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$6,748	$2,472
Home equity lines and loans	2,223	2,023
Residential mortgage	9,350	10,385
Construction	7,688	6,650
Total real estate loans	26,009	21,530
Commercial and industrial & other finance receivables	7,179	6,770
Small business loans (1)	23,911	24,781
Leases	1,560	1,979
Total nonaccrual loans	58,659	55,060
Other real estate owned	3,592	3,592
Repossessed assets	2,417	2,405
Total non-performing assets	$64,668	$61,057

Asset quality ratios:
Non-performing assets to total assets	2.51%	2.38%
Non-performing loans to:
Total loans and other finance receivables	2.69%	2.54%
Total loans and other finance receivables (excluding loans at fair value) (2)	2.71%	2.55%
Allowance for credit losses to:
Total loans and other finance receivables	0.97%	0.99%
Total loans and other finance receivables (excluding loans at fair value) (2)	0.98%	1.00%
Non-performing loans	36.23%	39.18%

Total loans and leases	$2,220,535	$2,204,362
Total loans and other finance receivables	2,181,575	2,170,600
Total loans and other finance receivables (excluding loans at fair value)	2,167,485	2,156,204
Allowance for credit losses	21,252	21,573

(1) Included in non-performing small business loans as of March 31, 2026 and December 31, 2025, respectively, are $12.9 million and $13.2 million in SBA guarantees.
(2) The allowance for credit losses to total loans and other finance receivables (excluding loans at fair value) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a portion of commercial loan assets that are comprised of SNCs, which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $348.0 million at March 31, 2026, compared to $346.3 million at December 31, 2025, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the FRB to meet short-term liquidity needs and has access to approximately $744.9 million in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $4.3 million at March 31, 2026. At March 31, 2026, Meridian had $0 in borrowings from the Federal Reserve. As a member of the FHLB, Meridian is eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of March 31, 2026, Meridian’s maximum borrowing capacity with the FHLB was $732.0 million. At March 31, 2026, Meridian had borrowed $120.8 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $170.1 million against its available credit lines. At March 31, 2026, Meridian also had available $56.0 million of unsecured federal funds lines of credit with other financial institutions as well as $304.1 million of available short or long term wholesale funding arrangements through the CDARS/ICS one-way buy program and conventional brokered CDs. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of March 31, 2026, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $3.0 million for the three months ended March 31, 2026, as compared to income before tax of $3.6 million for the same period in 2025. The Banking Segment provided 116.7% of the Corporation’s pre-tax profit for the three months ended March 31, 2026, as compared to 116.0% for the same period in 2025.
The Wealth Management Segment recorded income before tax of $811 thousand for the three months ended March 31, 2026, as compared to income before tax of $726 thousand for the same period in 2025.
The Mortgage Banking Segment recorded a loss before tax of $1.2 million for the three months ended March 31, 2026, as compared to a loss before tax of $1.2 million for the same period in 2025. Mortgage Banking income and expenses related to loan originations and sales increased over the comparable periods due to higher loan origination and sales volume.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2026 were $656.1 million as compared to $641.9 million at December 31, 2025.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at March 31, 2026 amounted to $10.3 million as compared to $9.4 million at December 31, 2025.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased no loans for the three months ended March 31, 2026, and March 31, 2025, respectively.

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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands, except share data)	March 31, 2026	December 31, 2025
Total stockholders' equity (GAAP)	$200,225	$199,716
Less: Goodwill and intangible assets	(3,411)	(3,462)
Tangible common equity (non-GAAP)	196,814	196,254

Total assets (GAAP)	2,576,581	2,561,995
Less: Goodwill and intangible assets	(3,411)	(3,462)
Tangible assets (non-GAAP)	$2,573,170	$2,558,533

Stockholders' equity to total assets (GAAP)	7.77%	7.80%
Tangible common equity to tangible assets (non-GAAP)	7.65%	7.67%

Shares outstanding	11,879	11,826

Book value per share (GAAP)	$16.86	$16.89
Tangible book value per share (non-GAAP)	$16.57	$16.59
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at March 31, 2026 and December 31, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	March 31, 2026	December 31, 2025
Allowance for credit losses (GAAP)	$21,252	$21,573

Loans and other finance receivables (GAAP)	2,181,575	2,170,600
Less: Loans at fair value	(14,090)	(14,396)
Loans and other finance receivables, excluding loans at fair value (non-GAAP)	$2,167,485	$2,156,204

Allowance for credit losses to loans and other finance receivables (GAAP)	0.97%	0.99%
Allowance for credit losses to loans and other finance receivables, excluding loans at fair value (non-GAAP)	0.98%	1.00%

The following is a reconciliation of non-performing loans, excluding the guaranteed portion of SBA loans that are classified as non-performing loans, to total loans and leases at March 31, 2026 and December 31, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of SBA guarantees from non-performing loans.

(dollars in thousands)	March 31, 2026	December 31, 2025
Non-performing loans (GAAP)	$58,659	$55,060
Less: Guaranteed portion of SBA loans classified as non-performing	(12,906)	(13,177)
Non-performing loans, excluding guaranteed portion of SBA loans (non-GAAP)	$45,753	$41,883

Total loans and leases	$2,220,535	$2,204,362

Non-performing loans (excluding guaranteed portion of SBA loans) to total loans and leases	2.06%	1.90%

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
•the effect of interest rate floors, periodic loan caps and lifetime loan caps; and
•overall growth rates and product mix of interest-earning assets and interest-bearing liabilities.
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

	March 31,
Changes in Market Interest Rates	2026	2025
+300 basis points over next 12 months	1.39%	2.10%
+200 basis points over next 12 months	1.00%	1.61%
+100 basis points over next 12 months	0.53%	0.94%
No Change
-100 basis points over next 12 months	(1.18)%	(1.12)%
-200 basis points over next 12 months	(1.89)%	(2.05)%
-300 basis points over next 12 months	(2.50)%	(1.89)%
The above interest rate simulation suggests as of March 31, 2026 that the Corporation’s balance sheet is fairly neutrally positioned over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.
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

	March 31,
Changes in Market Interest Rates	2026	2025
+300 basis points	7%	10%
+200 basis points	6%	9%
+100 basis points	4%	5%
No Change
-100 basis points	(7)%	(9)%
-200 basis points	(18)%	(22)%
-300 basis points	(35)%	(43)%
This economic value of equity profile at March 31, 2026 suggests that an instantaneous decrease in rates would have a negative impact on value of the Banks' balance sheet. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2026 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.

None
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

Date:	May 11, 2026	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)