Form 10-Q
period 2026-06-30
Meridian Corp
filed 2026-08-07
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2026 there were 11,929,048 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACBB	Atlantic Central Bankers Bank
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
AI	Artificial intelligence
ALCO	Asset/Liability Committee
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At the Market common stock offering
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FED	Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America

JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
NSFR	Net stable funding ratio
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$11,209	$10,358
Interest-bearing deposits at other banks	24,998	25,420
Cash and cash equivalents	36,207	35,778
Securities available-for-sale, at fair value (amortized cost of $206,888 and $199,127, respectively)	200,552	193,457
Securities held-to-maturity, at amortized cost (fair value of $30,117 and $30,152, respectively)	32,445	32,544
Equity investments	2,146	2,166
Mortgage loans held for sale	54,898	33,762
Loans and other finance receivables, net of fees and costs	2,177,978	2,170,600
Allowance for credit losses	(21,463)	(21,573)
Loans and other finance receivables, net of the allowance for credit losses	2,156,515	2,149,027
Restricted investment in bank stock	7,484	7,811
Bank premises and equipment, net	12,437	12,402
Bank owned life insurance	31,205	30,687
Accrued interest receivable	10,680	10,724
OREO and other repossessed assets	6,081	5,997
Deferred income taxes	4,535	4,215
Servicing assets	3,642	3,932
Goodwill	899	899
Intangible assets	2,461	2,563
Other assets	30,989	36,031
Total assets	$2,593,176	$2,561,995
Liabilities:
Deposits:
Non-interest bearing	$246,357	$245,377
Interest bearing	1,948,081	1,912,751
Total deposits	2,194,438	2,158,128
Borrowings	108,032	117,338
Subordinated debentures	49,705	49,853
Accrued interest payable	5,587	6,531
Other liabilities	30,604	30,429
Total liabilities	2,388,366	2,362,279
Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,926,981 and 13,829,645 shares issued, respectively, and 11,923,798 and 11,826,462 shares outstanding, respectively	13,927	13,830
Surplus	91,137	90,352
Treasury stock, 2,003,183 shares, at cost	(26,079)	(26,079)
Unearned common stock held by ESOP	(1,232)	(1,232)
Retained earnings	132,614	128,124
Accumulated other comprehensive loss	(5,557)	(5,279)
Total stockholders’ equity	204,810	199,716
Total liabilities and stockholders’ equity	$2,593,176	$2,561,995
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Loans and other finance receivables, including fees	$38,318	$38,697	$76,462	$75,246
Securities - taxable	1,830	1,792	3,677	3,485
Securities - tax-exempt	321	295	644	608
Cash and cash equivalents	311	427	709	1,040
Total interest income	40,780	41,211	81,492	80,379
Interest expense:
Deposits	15,749	17,301	30,972	34,169
Borrowings and subordinated debentures	2,240	2,751	4,527	5,275
Total interest expense	17,989	20,052	35,499	39,444
Net interest income	22,791	21,159	45,993	40,935
Provision for credit losses	2,968	3,803	10,461	9,015
Net interest income after provision for credit losses	19,823	17,356	35,532	31,920
Non-interest income:
Mortgage banking income	6,095	5,762	10,623	9,155
Wealth management income	1,706	1,492	3,435	3,027
SBA loan income	615	1,988	765	2,736
Earnings on investment in life insurance	245	240	517	462
Net gain (loss) on sale of MSRs	—	467	(159)	415
Net change in the fair value of derivative instruments	(104)	(102)	(155)	47
Net change in the fair value of loans held-for-sale	187	171	(193)	273
Net change in the fair value of loans held-for-investment	65	190	26	360
Net gain on hedging activity	51	16	69	37
Other	1,023	1,064	1,992	2,100
Total non-interest income	9,883	11,288	16,920	18,612
Non-interest expense:
Salaries and employee benefits	13,193	13,179	25,579	24,564
Occupancy and equipment	1,172	1,037	2,355	2,375
Professional fees	1,164	1,164	2,138	1,927
Data processing and software	2,018	1,706	3,991	3,185
Advertising and promotion	1,317	1,277	2,009	2,056
Pennsylvania bank shares tax	246	269	504	538
Other	3,117	2,725	5,809	5,455
Total non-interest expense	22,227	21,357	42,385	40,100
Income before income taxes	7,479	7,287	10,067	10,432
Income tax expense	1,672	1,695	2,254	2,441
Net income	$5,807	$5,592	$7,813	$7,991
Basic earnings per common share	$0.49	$0.50	$0.66	$0.71
Diluted earnings per common share	$0.48	$0.49	$0.64	$0.70
Basic weighted average shares outstanding	11,859	11,228	11,835	11,215
Diluted weighted average shares outstanding	12,174	11,392	12,163	11,415
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income:	$5,807	$5,592	$7,813	$7,991

Net change in unrealized gains (losses) on investment securities available for sale:
Change in fair value of investment securities, net of tax of $16 , $20, $(149) and $224, respectively	56	72	(514)	768
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $7, $7, $14 and $14, respectively	22	22	46	44
Unrealized investment gains (losses), net of tax effect of $23, $27, $(135), and $239, respectively	$78	$94	$(468)	$812
Net change in unrealized gains (losses) on interest rate swaps used in cash flow hedges, net of tax effect of $(20), $8, $(56), and $(181), respectively	68	8	190	(181)
Total other comprehensive income (loss)	$146	$102	$(278)	$631
Total comprehensive income	$5,953	$5,694	$7,535	$8,622
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended June 30, 2026
Balance at April 1, 2026	$13,882	$90,885	$(26,079)	$(1,232)	$128,472	$(5,703)	$200,225
Net income	—	—	—	—	5,807	—	5,807
Other comprehensive income	—	—	—	—	—	146	146
Dividends declared ($0.140 per share)	—	—	—	—	(1,665)	—	(1,665)
Common stock issued through share-based awards and exercises	45	134	—	—	—	—	179
Stock based compensation expense	—	118	—	—	—	—	118
Balance at June 30, 2026	$13,927	$91,137	$(26,079)	$(1,232)	$132,614	$(5,557)	$204,810

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Six Months Ended June 30, 2026
Balance at January 1, 2026	$13,830	$90,352	$(26,079)	$(1,232)	$128,124	$(5,279)	$199,716
Net income	—	—	—	—	7,813	—	7,813
Other comprehensive (loss)	—	—	—	—	—	(278)	(278)
Dividends declared ($0.280 per share)	—	—	—	—	(3,323)	—	(3,323)
Common stock issued through share-based awards and exercises	97	699	—	—	—	—	796
Stock based compensation expense	—	86	—	—	—	—	86
Balance at June 30, 2026	$13,927	$91,137	$(26,079)	$(1,232)	$132,614	$(5,557)	$204,810

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended June 30, 2025
Balance at April 1, 2025	$13,288	$82,026	$(26,079)	$(1,006)	$112,952	$(7,613)	$173,568
Net income	—	—	—	—	5,592	—	5,592
Other comprehensive income	—	—	—	—	—	102	102
Dividends declared ($0.125 per share)	—	—	—	—	(1,412)	—	(1,412)
Common stock issued through share-based awards and exercises	12	102	—	—	—	—	114
Stock based compensation expense	—	56	—	—	—	—	56
Balance at June 30, 2025	$13,300	$82,184	$(26,079)	$(1,006)	$117,132	$(7,511)	$178,020

	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Six Months Ended June 30, 2025
Balance at January 1, 2025	$13,243	$81,545	$(26,079)	$(1,006)	$111,961	$(8,142)	$171,522
Net income	—	—	—	—	7,991	—	7,991
Other comprehensive income	—	—	—	—	—	631	631
Dividends declared ($0.250 per share)	—	—	—	—	(2,820)	—	(2,820)
Common stock issued through share-based awards and exercises	57	465	—	—	—	—	522
Stock based compensation expense	—	174	—	—	—	—	174
Balance at June 30, 2025	$13,300	$82,184	$(26,079)	$(1,006)	$117,132	$(7,511)	$178,020
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Net income	$7,813	$7,991
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment premiums and discounts and change in fair value of equity securities	221	1,091
Depreciation and amortization (accretion), net	220	(23)
Provision for credit losses	10,461	9,015
Amortization of issuance costs on subordinated debt	63	62
Stock based compensation	86	174
Net change in fair value of derivative instruments	155	(47)
Net change in fair value of loans held for sale	193	(273)
Net change in fair value of loans held for investment	(26)	(360)
Amortization and net impairment of servicing rights	132	637
Net loss (gain) on sale of MSRs	159	(415)
Gain on sale of OREO	—	(15)
SBA loan income	(765)	(2,736)
Proceeds from sale of loans	418,882	371,239
Loans originated for sale	(429,588)	(373,476)
Mortgage banking income	(10,623)	(9,155)
Decrease (increase) in accrued interest receivable	44	(376)
Decrease in other assets	5,896	4,829
Earnings from investment in bank owned life insurance	(517)	(462)
Increase in deferred income tax	(239)	(854)
(Decrease) increase in accrued interest payable	(944)	199
Increase (Decrease) in other liabilities	310	(973)
Net cash provided by operating activities	1,933	6,072

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	13,571	6,832
Purchases	(21,107)	(20,443)
Activity in held-to-maturity securities:
Maturities, repayments and calls	—	999
Proceeds from sale of OREO	—	15
Proceeds from sale of MSRs	—	502
Proceeds from sale of loans held for investment	18,608	51,661
Net redemptions (purchases) of restricted investments in bank stocks	327	(1,409)
Net increase in loans	(36,473)	(137,816)
Purchases of premises and equipment	(696)	(890)
Net cash used in investing activities	(25,770)	(100,549)

Cash flows from financing activities:
Net increase in deposits	36,310	105,006
Decrease in short-term borrowings with maturities > 90 days	(9,806)
Increase in short-term borrowings with maturities < 90 days	500	14,494
Repayment of subordinated debt	(211)	(13)
Dividends paid	(3,323)	(2,820)
Stock based awards and exercises	796	522
Net cash provided by financing activities	24,266	117,189

Net change in cash and cash equivalents	429	22,712
Cash and cash equivalents at beginning of period	35,778	27,462
Cash and cash equivalents at end of period	$36,207	$50,174

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36,443	$39,245
Income taxes:
Federal	—	3,510
State	415	459
Total Income taxes paid	415	3,969
Net loans sold, not settled	1,460	2,980
Non-cash transfers from long-term borrowings to short-term borrowings	10,594	—
Non-cash transfers from loans receivable to OREO	—	719
Non-cash transfers from loans receivable to repossessed assets	20	2,429
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Amounts subject to significant estimates are items such as the allowance for credit losses, lending related commitments and the related unfunded commitment reserve, the fair value of financial instruments, and the valuations of goodwill, intangible assets, and servicing assets.

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

Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any other period.

Recent Accounting Pronouncements
Pronouncements Adopted as of June 30, 2026:

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

Pronouncements Not Yet Effective as of June 30, 2026:

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
FASB ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements".
This ASU aligns hedge accounting more closely with the economics of an entity's risk management activities. It addresses issues intended to enable financial statements to better reflect certain hedging strategies by allowing entities to achieve and maintain hedge accounting for a greater number of highly effective economic hedges. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Corporation is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

FASB ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements.”
This ASU clarifies when Topic 270 applies and enhances usability by (among other changes) specifying the form/content of interim financial statements, providing a comprehensive list of required interim disclosures, and introducing a disclosure principle for material events since the last annual period-without intending to significantly expand or reduce interim disclosure requirements. The amendments in this update are effective for the annual reporting period beginning after December 15, 2027, and interim periods within those annual reporting periods. The Corporation is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Numerator for earnings per share:
Net income available to common stockholders	$5,807	$5,592	$7,813	$7,991

Denominators for earnings per share:
Weighted average shares outstanding	11,956	11,352	11,936	11,342
Average unearned ESOP shares	(97)	(124)	(101)	(127)
Basic weighted averages shares outstanding	11,859	11,228	11,835	11,215
Dilutive effects of assumed exercises of stock options	315	164	328	200
Diluted weighted averages shares outstanding	12,174	11,392	12,163	11,415

Basic earnings per share	$0.49	$0.50	$0.66	$0.71
Diluted earnings per share	$0.48	$0.49	$0.64	$0.70
Antidilutive shares excluded from computation of average dilutive earnings per share	2	534	2	357

(3)    Securities
The following tables present the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	June 30, 2026
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$21,488	$51	$(135)	$—	$21,404	11
U.S. government agency MBS	25,124	79	(411)	—	24,792	12
U.S. government agency CMO	71,098	100	(2,146)	—	69,052	49
State and municipal securities	42,902	86	(3,033)	—	39,955	31
U.S. Treasuries	17,039	—	(830)	—	16,209	16
Non-U.S. government agency CMO	13,395	13	(260)	—	13,148	11
Corporate bonds	15,842	342	(192)	—	15,992	9
Total securities available-for-sale	$206,888	$671	$(7,007)	$—	$200,552	139

	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$32,445	$15	$(2,343)	$—	$30,117	19
Total securities held-to-maturity	$32,445	$15	$(2,343)	$—	$30,117	19

	December 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$26,385	$51	$(219)	$—	$26,217	13
U.S. government agency MBS	22,396	223	(268)	—	22,351	6
U.S. government agency CMO	67,216	441	(1,526)	—	66,131	38
State and municipal securities	43,282	151	(3,401)	—	40,032	31
U.S. Treasuries	17,039	—	(833)	—	16,206	16
Non-U.S. government agency CMO	8,786	27	(207)	—	8,606	9
Corporate bonds	14,023	266	(375)	—	13,914	11
Total securities available-for-sale	$199,127	$1,159	$(6,829)	$—	$193,457	124

(dollars in thousands)	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$32,544	$22	$(2,414)	$—	$30,152	19
Total securities held-to-maturity	$32,544	$22	$(2,414)	$—	$30,152	19
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at June 30, 2026, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities warranted an ACL.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	June 30, 2026
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$5,185	$(17)	$7,041	$(118)	$12,226	$(135)
U.S. government agency MBS	15,599	(185)	2,494	(226)	18,093	(411)
U.S. government agency CMO	38,381	(765)	15,426	(1,381)	53,807	(2,146)
State and municipal securities	—	—	35,203	(3,033)	35,203	(3,033)
U.S. Treasuries	—	—	16,210	(830)	16,210	(830)
Non-U.S. government agency CMO	5,358	(29)	4,210	(231)	9,568	(260)
Corporate bonds	2,938	(57)	2,903	(135)	5,841	(192)
Total securities available-for-sale	$67,461	$(1,053)	$83,487	$(5,954)	$150,948	$(7,007)

	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$2,098	$(24)	$25,771	$(2,319)	$27,869	$(2,343)
Total securities held-to-maturity	$2,098	$(24)	$25,771	$(2,319)	$27,869	$(2,343)

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$6,504	$(39)	$11,285	$(180)	$17,789	$(219)
U.S. government agency MBS	3,881	(38)	3,945	(230)	7,826	(268)
U.S. government agency CMO	20,511	(178)	17,074	(1,348)	37,585	(1,526)
State and municipal securities	—	—	35,212	(3,401)	35,212	(3,401)
U.S. Treasuries	—	—	16,206	(833)	16,206	(833)
Non-U.S. government agency CMO	456	—	5,235	(207)	5,691	(207)
Corporate bonds	1,476	(26)	4,879	(349)	6,355	(375)
Total securities available-for-sale	$32,828	$(281)	$93,836	$(6,548)	$126,664	$(6,829)

	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$2,087	$(69)	$25,842	$(2,345)	$27,929	$(2,414)
Total securities held-to-maturity	$2,087	$(69)	$25,842	$(2,345)	$27,929	$(2,414)
As of June 30, 2026, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	June 30, 2026
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	97,271	93,560	32,238	29,911
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	207	206
Subtotal	97,271	93,560	32,445	30,117
Mortgage-related securities	109,617	106,992	—	—
Total	$206,888	$200,552	$32,445	$30,117
There were no sales of investment securities available for sale for the three and six months ended June 30, 2026, or June 30, 2025.

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
For the three and six months ended June 30, 2026 and 2025, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.
Pledged Securities
As of June 30, 2026 and December 31, 2025, securities having a carrying value of $72.9 million and $69.5 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement
.

(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025
Real estate loans:
Commercial mortgage	$911,710	$879,440
Home equity lines and loans	112,784	107,002
Residential mortgage	229,934	236,135
Construction and land development	315,511	330,543
Total real estate loans	1,569,939	1,553,120
Commercial, industrial & other finance receivables	445,594	428,981
Small business loans	124,600	139,765
Consumer	288	329
Leases, net	35,182	45,489
Loans and other finance receivables	$2,175,603	$2,167,684

Balances included in loans and other finance receivables
Residential mortgage real estate loans accounted under fair value option, at fair value	$13,619	$14,396
Residential mortgage real estate loans accounted under fair value option, at amortized cost	15,393	16,169
Unearned lease income included in leases, net	(4,065)	(4,980)
Unamortized net deferred loan origination costs, not included in loans above	2,375	2,916
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
Past Due and Nonaccrual Loans
The following tables present an aging of the Corporation’s loans at the dates indicated:

	June 30, 2026
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total accruing	Nonaccrual	Total loans and other finance receivables	% Delinquent
Commercial mortgage	$84	$—	$84	$899,391	$899,475	$12,235	$911,710	1.35%
Home equity lines and loans	100	99	199	110,985	111,184	1,600	112,784	1.60
Residential mortgage (1)	—	444	444	220,754	221,198	8,736	229,934	3.99
Construction and land development	—	—	—	289,055	289,055	26,456	315,511	8.38
Commercial, industrial & other finance receivables	—	—	—	438,646	438,646	6,948	445,594	1.56
Small business loans (2)	470	—	470	99,522	99,992	24,608	124,600	20.13
Consumer	—	—	—	288	288	—	288	—
Leases, net	585	185	770	32,922	33,692	1,490	35,182	6.42%
Total	$1,239	$728	$1,967	$2,091,563	$2,093,530	$82,073	$2,175,603	3.86%

(1) Includes $13.6 million of loans at fair value of which $13.3 million are current, zero are 30-89 days past due and $335 thousand are nonaccrual.
(2) Includes $11.9 million of loans within nonaccrual category that are guaranteed by the SBA.

	December 31, 2025
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total accruing	Nonaccrual	Total loans and other finance receivables	% Delinquent
Commercial mortgage	$1,059	$328	$1,387	$875,581	$876,968	$2,472	$879,440	0.44%
Home equity lines and loans	513	—	513	104,466	104,979	2,023	107,002	2.37
Residential mortgage (1)	1,843	621	2,464	223,286	225,750	10,385	236,135	5.44
Construction and land development	—	—	—	323,893	323,893	6,650	330,543	2.01
Commercial, industrial & other finance receivables	1,099	—	1,099	421,112	422,211	6,770	428,981	1.83
Small business loans (2)	739	—	739	114,245	114,984	24,781	139,765	18.26
Consumer	—	—	—	329	329	—	329	—
Leases, net	699	249	948	42,562	43,510	1,979	45,489	6.43
Total	$5,952	$1,198	$7,150	$2,105,474	$2,112,624	$55,060	$2,167,684	2.87%

(1) Includes $14.4 million of loans at fair value of which $13.3 million are current, $604 thousand are 30-89 days past due and $510 thousand are nonaccrual.
(2) Includes $13.2 million of loans within nonaccrual category that are guaranteed by the SBA.

There were no loans or other finance receivables in the tables above as of June 30, 2026 or December 31, 2025, that were 90+days past due and still accruing interest.

Foreclosed and Repossessed Assets
At June 30, 2026 and December 31, 2025, there were eight and 11 consumer mortgage loans, respectively, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $4.6 million and $3.1 million, respectively, for which formal foreclosure proceedings were in process.
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

Past Due and Nonaccrual Status
The following table presents the amortized costs basis of loans on nonaccrual status, net of fees and costs as of June 30, 2026 and December 31, 2025. As of these dates there were no loans 90 days or more past due and still accruing.

	June 30, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual
Commercial mortgage	$12,235	$—	$12,235	$2,472	$—	$2,472
Home equity lines and loans	1,223	377	1,600	2,023	—	2,023
Residential mortgage	7,207	1,529	8,736	9,020	1,365	10,385
Construction and land development	23,726	2,730	26,456	1,889	4,761	6,650
Commercial, industrial & other finance receivables	6,948	—	6,948	6,770	—	6,770
Small business loans (1)	18,336	6,272	24,608	18,050	6,731	24,781
Leases, net	—	1,490	1,490	—	1,979	1,979
Total	$69,675	$12,398	$82,073	$40,224	$14,836	$55,060

(1) Included in non-performing small business loans as of June 30, 2026 and December 31, 2025, are $11.9 million and $13.2 million in SBA guarantees.

Collateral-dependent Loans
The following table presents the amortized cost basis of non-accruing collateral-dependent loans and other finance receivables by class as of June 30, 2026 and December 31, 2025 under the current expected credit loss model:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Real estate	Equipment and other	Total	Real estate	Equipment and other	Total
Commercial mortgage	$12,235	$—	$12,235	$2,472	$—	$2,472
Home equity lines and loans	1,600	—	1,600	2,023	—	2,023
Residential mortgage	8,736	—	8,736	10,385	—	10,385
Construction and land development	26,456	—	26,456	6,650	—	6,650
Commercial, industrial & other finance receivables	1,731	5,217	6,948	1,372	5,398	6,770
Small business loans	20,847	3,761	24,608	19,287	5,494	24,781
Total	$71,605	$8,978	$80,583	$42,189	$10,892	$53,081

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

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three and six months ended June 30, 2026 and June 30, 2025 under the CECL model in accordance with ASC 326:

	Three Months Ended June 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,549	$—	$—	$882	$4,431
Home equity lines and loans	1,272	—	53	(121)	1,204
Residential mortgage	1,063	—	—	(77)	986
Construction and land development	2,230	—	—	3	2,233
Commercial, industrial & other finance receivables	4,069	(2,176)	242	812	2,947
Small business loans	7,728	(414)	9	1,252	8,575
Consumer	—	(4)	1	3	—
Leases	1,341	(455)	162	39	1,087
Total	$21,252	$(3,049)	$467	$2,793	$21,463

	Six Months Ended June 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,676	$(3,867)	$—	$4,622	$4,431
Home equity lines and loans	1,162	—	54	(12)	1,204
Residential mortgage	926	—	—	60	986
Construction and land development	2,067	—	—	166	2,233
Commercial, industrial & other finance receivables	2,982	(3,181)	302	2,844	2,947
Small business loans	9,321	(2,963)	71	2,146	8,575
Consumer	—	(4)	2	2	—
Leases	1,439	(1,200)	445	403	1,087
Total	$21,573	$(11,215)	$874	$10,231	$21,463

	Three Months Ended June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,382	$—	$—	$29	$3,411
Home equity lines and loans	1,165	—	1	98	1,264
Residential mortgage	1,027	—	2	68	1,097
Construction and land development	1,641	—	—	(60)	1,581
Commercial, industrial & other finance receivables	2,765	(858)	11	1,735	3,653
Small business loans	8,611	(2,152)	3	1,375	7,837
Consumer	—	(7)	1	6	—
Leases	2,236	(972)	362	382	2,008
Total	$20,827	$(3,989)	$380	$3,633	$20,851

	Six Months Ended June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,469	$—	$—	$(58)	$3,411
Home equity lines and loans	1,147	—	3	114	1,264
Residential mortgage	1,021	—	2	74	1,097
Construction and land development	923	(738)	—	1,396	1,581
Commercial, industrial & other finance receivables	3,098	(2,288)	28	2,815	3,653
Small business loans	6,304	(2,429)	32	3,930	7,837
Consumer	—	(7)	2	5	—
Leases	2,476	(1,525)	488	569	2,008
Total	$18,438	$(6,987)	$555	$8,845	$20,851
Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for credit losses - funded loans	$2,793	$3,633	$10,231	$8,845
Provision for credit losses - unfunded loans	175	170	230	170
Total provision for credit losses	$2,968	$3,803	$10,461	$9,015

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and other finance receivables by portfolio segment based on the methodology used to evaluate the loans and other finance receivables at the dates indicated:

	June 30, 2026
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$4,431	$4,431	$12,235	$899,475	$911,710
Home equity lines and loans	49	1,155	1,204	1,600	111,184	112,784
Residential mortgage (1)	167	819	986	8,401	207,914	216,315
Construction and land development	297	1,936	2,233	26,456	289,055	315,511
Commercial, industrial & other finance receivables	—	2,947	2,947	6,948	438,646	445,594
Small business loans	2,741	5,834	8,575	24,608	99,992	124,600
Consumer	—	—	—	—	288	288
Leases, net	—	1,087	1,087	—	35,182	35,182
Total (2)	$3,254	$18,209	$21,463	$80,248	$2,081,736	$2,161,984

(1) Excludes $13.6 million of loans at fair value.
(2) Excludes deferred fees.

	December 31, 2025
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,676	$3,676	$2,472	$876,968	$879,440
Home equity lines and loans	—	1,162	1,162	2,023	104,979	107,002
Residential mortgage (1)	122	804	926	9,875	211,864	221,739
Construction and land development	331	1,736	2,067	6,650	323,893	330,543
Commercial, industrial & other finance receivables	—	2,982	2,982	6,770	422,211	428,981
Small business loans	2,986	6,335	9,321	24,781	114,984	139,765
Consumer	—	—	—	—	329	329
Leases, net	—	1,439	1,439	—	45,489	45,489
Total (2)	$3,439	$18,134	$21,573	$52,571	$2,100,717	$2,153,288

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

•Pass/Watch – Considered to be satisfactory with no indications of deterioration.
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

The following tables detail the carrying value of loans and other finance receivables by portfolio segment based on year of origination and the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	June 30, 2026						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2026	2025	2024	2023	2022	Prior
Commercial mortgage
Pass/Watch	$47,888	$115,954	$142,542	$105,549	$158,258	$307,775	$—	$7	$877,973
Special Mention	—	—	—	10,769	1,442	3,141	—	—	15,352
Substandard	—	5,022	1,876	200	5,000	6,287	—	—	18,385
Total	$47,888	$120,976	$144,418	$116,518	$164,700	$317,203	$—	$7	$911,710
Year-to-date gross charge-offs	$—	$—	$—	$—	$(3,867)	$—	$—	$—	$(3,867)

Construction and land development
Pass/Watch	$30,000	$131,652	$69,926	$8,578	$3,271	$11,911	$—	$33,718	$289,056
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	730	1,430	9,011	1,185	10,887	990	—	2,222	26,455
Total	$30,730	$133,082	$78,937	$9,763	$14,158	$12,901	$—	$35,940	$315,511
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial, industrial & other finance receivables
Pass/Watch	$42,884	$66,619	$61,302	$13,100	$16,297	$29,346	$—	$187,556	$417,104
Special Mention	—	—	—	—	110	3,691	—	8,530	12,331
Substandard	—	650	—	850	—	5,682	—	8,977	16,159
Total	$42,884	$67,269	$61,302	$13,950	$16,407	$38,719	$—	$205,063	$445,594
Year-to-date gross charge-offs	$—	$(1,797)	$(232)	$—	$—	$(125)	$—	$(1,027)	$(3,181)

Small business loans
Pass/Watch	$6,657	$20,569	$14,392	$14,474	$15,053	$16,588	$—	$8,230	$95,963
Special Mention	—	—	—	849	—	—	—	—	849
Substandard	—	3,823	1,636	4,824	1,324	12,049	—	4,132	27,788
Total	$6,657	$24,392	$16,028	$20,147	$16,377	$28,637	$—	$12,362	$124,600
Year-to-date gross charge-offs	$—	$(693)	$(995)	$(319)	$(243)	$(227)	$—	$(486)	$(2,963)

Total by risk rating
Pass/Watch	$127,429	$334,794	$288,162	$141,701	$192,879	$365,620	$—	$229,511	$1,680,096
Special Mention	—	—	—	11,618	1,552	6,832	—	8,530	28,532
Substandard	730	10,925	12,523	7,059	17,211	25,008	—	15,331	88,787
Total	$128,159	$345,719	$300,685	$160,378	$211,642	$397,460	$—	$253,372	$1,797,415
Total year-to-date gross charge-offs	$—	$(2,490)	$(1,227)	$(319)	$(4,110)	$(352)	$—	$(1,513)	$(10,011)

	December 31, 2025						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Commercial mortgage
Pass/Watch	$116,630	$116,852	$102,516	$162,329	$127,627	$227,348	$—	$—	$853,302
Special Mention	—	—	4,487	1,474	—	4,159	—	—	10,120
Substandard	—	—	1,029	8,074	—	6,915	—	—	16,018
Total	$116,630	$116,852	$108,032	$171,877	$127,627	$238,422	$—	$—	$879,440
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass/Watch	$117,778	$118,733	$19,858	$9,212	$3,373	$8,263	$—	$29,906	$307,123
Special Mention	—	—	6,245	—	—	—	—	—	6,245
Substandard	1,430	211	1,185	9,096	1,826	492	—	2,935	17,175
Total	$119,208	$118,944	$27,288	$18,308	$5,199	$8,755	$—	$32,841	$330,543
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$(738)	$(738)

Commercial, industrial & other finance receivables
Pass/Watch	$84,183	$62,904	$16,119	$17,270	$9,224	$21,836	$—	$193,356	$404,892
Special Mention	—	—	—	145	3,857	—	—	4,608	8,610
Substandard	—	—	850	—	523	5,360	—	8,746	15,479
Total	$84,183	$62,904	$16,969	$17,415	$13,604	$27,196	$—	$206,710	$428,981
Year-to-date gross charge-offs	$(739)	$(1,487)	$(160)	$(23)	$(1,089)	$—	$—	$(1,290)	$(4,788)

Small business loans
Pass/Watch	$29,760	$17,403	$17,955	$16,903	$9,448	$8,935	$—	$10,713	$111,117
Special Mention	—	477	134	—	—	—	—	140	751
Substandard	2,567	2,127	3,893	874	10,523	4,002	—	3,911	27,897
Total	$32,327	$20,007	$21,982	$17,777	$19,971	$12,937	$—	$14,764	$139,765
Year-to-date gross charge-offs	$(1,211)	$(433)	$(550)	$(233)	$(692)	$(1,057)	$—	$(813)	$(4,989)

Total by risk rating
Pass/Watch	$348,351	$315,892	$156,448	$205,714	$149,672	$266,382	$—	$233,975	$1,676,434
Special Mention	—	477	10,866	1,619	3,857	4,159	—	4,748	25,726
Substandard	3,997	2,338	6,957	18,044	12,872	16,769	—	15,592	76,569
Total	$352,348	$318,707	$174,271	$225,377	$166,401	$287,310	$—	$254,315	$1,778,729
Total year-to-date gross charge-offs	$(1,950)	$(1,920)	$(710)	$(256)	$(1,781)	$(1,057)	$—	$(2,841)	$(10,515)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at June 30, 2026 and December 31, 2025.

In addition to credit quality indicators as shown in the above tables, allowance allocations for home equity lines and loans, residential mortgages, consumer loans and leases are also applied based on their year of origination and performance status at the dates indicated:

	June 30, 2026						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2026	2025	2024	2023	2022	Prior
Home equity lines and loans
Performing	$71	$1,048	$650	$123	$470	$3,035	$105,787	$111,184
Nonperforming	—	—	—	—	—	433	1,167	1,600
Total	$71	$1,048	$650	$123	$470	$3,468	$106,954	$112,784
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$8,346	$23,443	$6,291	$22,886	$118,813	$28,135	$—	$207,914
Nonperforming	—	—	722	439	2,263	4,977	—	8,401
Total	$8,346	$23,443	$7,013	$23,325	$121,076	$33,112	$—	$216,315
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$—	$—	$18	$6	$181	$83	$288
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$18	$6	$181	$83	$288
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(4)	$(4)

Leases, net
Performing	$4,768	$5,252	$312	$7,288	$13,100	$2,972	$—	$33,692
Nonperforming	—	101	—	538	755	96	—	1,490
Total	$4,768	$5,353	$312	$7,826	$13,855	$3,068	$—	$35,182
Year-to-date gross charge-offs	$—	$(94)	$—	$(303)	$(483)	$(320)	$—	$(1,200)

Total by Payment Performance
Performing	$13,185	$29,743	$7,253	$30,315	$132,389	$34,323	$105,870	$353,078
Nonperforming	—	101	722	977	3,018	5,506	1,167	11,491
Total	$13,185	$29,844	$7,975	$31,292	$135,407	$39,829	$107,037	$364,569
Total year-to-date gross charge-offs	$—	$(94)	$—	$(303)	$(483)	$(320)	$(4)	$(1,204)

(1) Excludes $13.6 million of loans at fair value.

	December 31, 2025						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Home equity lines and loans
Performing	$1,103	$658	$196	$534	$207	$3,102	$99,179	$104,979
Nonperforming	—	—	—	—	91	342	1,590	2,023
Total	$1,103	$658	$196	$534	$298	$3,444	$100,769	$107,002
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$25,957	$8,080	$26,278	$122,566	$15,775	$13,208	$—	$211,864
Nonperforming	—	437	672	3,398	737	4,631	—	9,875
Total	$25,957	$8,517	$26,950	$125,964	$16,512	$17,839	$—	$221,739
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$5	$22	$12	$—	$220	$70	$329
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$5	$22	$12	$—	$220	$70	$329
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(11)	$(11)

Leases, net
Performing	$6,232	$482	$10,149	$19,369	$6,561	$717	$—	$43,510
Nonperforming	—	—	518	1,099	342	20	—	1,979
Total	$6,232	$482	$10,667	$20,468	$6,903	$737	$—	$45,489
Year-to-date gross charge-offs	$—	$—	$(90)	$(1,472)	$(756)	$(40)	$—	$(2,358)

Total by Payment Performance
Performing	$33,292	$9,225	$36,645	$142,481	$22,543	$17,247	$99,249	$360,682
Nonperforming	—	437	1,190	4,497	1,170	4,993	1,590	13,877
Total	$33,292	$9,662	$37,835	$146,978	$23,713	$22,240	$100,839	$374,559
Total year-to-date gross charge-offs	$—	$—	$(90)	$(1,472)	$(756)	$(40)	$(11)	$(2,369)

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
The following presents, by class, information regarding accruing and nonaccrual modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(dollars in thousands)	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	3	$4,228	0.5%	$—	—	$—	—%	$—
Construction and land development	1	3,500	1.1%	80	2	9,096	3.2%	—
Commercial, industrial & other finance receivables	1	2,303	0.5%	42	2	850	0.2%	—
Small business loans	2	315	0.3%	53	1	461	0.3%	—
Total	7	$10,346		$175	5	$10,407		$—
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	10	$10,501	1.2%	$—	—	$—	—%	$—
Residential mortgage	—	—	—%	—	2	911	0.4%	—
Commercial, industrial & other finance receivables	2	882	0.2%	—	—	—	—%	—
Leases	—	—	—%	—	18	845	1.5%	—
Total	12	$11,383		$—	20	$1,756		$—

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(dollars in thousands)	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	3	$4,228	0.5%	$—	1	$959	0.1%	$—
Construction and land development	1	3,500	1.1%	80	4	10,492	3.7%	—
Commercial, industrial & other finance receivables	1	2,303	0.5%	42	3	1,927	0.5%	—
Small business loans	3	1,136	0.9%	207	4	2,409	1.7%	—
Total	8	$11,167		$329	12	$15,787		$—
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	11	$13,410	1.5%	$—	—	$—	—%	$—
Residential mortgage	1	224	0.1%	—	2	911	0.4%	—
Construction and land development	4	12,116	3.8%	97	1	2,971	1.0%	402
Commercial, industrial & other finance receivables	2	882	0.2%	—	—	—	—%	—
Small business loans	1	270	0.2%	131	1	551	0.4%	434
Leases	9	230	0.7%	4	18	845	1.5%	—
Total	28	$27,132		$232	22	$5,278		$836

The following presents, by class, information regarding accruing and nonaccrual modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Number	Financial Effect	Number	Financial Effect
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	3	Extend maturity date	—
Construction and land development	1	Extend maturity date	2	Extend maturity date
Commercial, industrial & other finance receivables	1	Extend maturity date	2	Extend maturity date
Small business loans	2	Short-term P&I deferment	1	Extend maturity date
Total	7		5
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	10	Extend maturity date, interest only payments, interest rate adjustment	—
Residential mortgage	—		2	Extend maturity date
Commercial, industrial & other finance receivables	2	Interest rate adjustment	—
Leases	—		18	Extend maturity date
Total	12		20

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Number	Financial Effect	Number	Financial Effect
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	3	Extend maturity date	1	Extend maturity date and allow additional lender funding
Construction and land development	1	Extend maturity date	4	Extend maturity date
Commercial, industrial & other finance receivables	1	Extend maturity date	3	Extend maturity date
Small business loans	3	Extend maturity date and short-term interest only	4	Extend maturity date
Total	8		12
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	11	Extend maturity date, interest only payments, interest rate adjustment	—
Residential mortgage	1	Extend maturity date	2	Extend maturity date
Construction and land development	4	Extend maturity date	1	Extend maturity date
Commercial, industrial & other finance receivables	2	Interest rate adjustment	—
Small business loans	1	Short-term P&I deferment	1	Extend maturity date
Leases	9	Extend maturity date	18	Extend maturity date
Total	28		22
There were 19 and 25 modifications granted to borrowers experiencing financial difficulty during the three months ended June 30, 2026 and June 30, 2025, respectively. There were 36 and 34 modifications granted to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and June 30, 2025, respectively.

There were no loans that had payment defaults during the six months ended June 30, 2026, and 2025, respectively. There were $195 thousand in commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the six months ended June 30, 2026 and $2.3 million in commitments to lend additional funds to such borrowers during the six months ended June 30, 2025.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of June 30, 2026 and 2025.

	June 30, 2026
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Commercial mortgage	$4,228	$—	$—	$—	$14,793	$19,021
Residential mortgage	526	—	—	—	595	1,121
Construction and land development	3,500	—	—	—	12,116	15,616
Commercial, industrial & other finance receivables	2,303	—	—	—	1,732	4,035
Small business loans	1,443	—	—	—	2,125	3,568
Leases	—	—	—	—	230	230
Total	$12,000	$—	$—	$—	$31,591	$43,591

	June 30, 2025
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Commercial mortgage	$959	$—	$—	$—	$—	$959
Residential mortgage	—	—	—	—	911	911
Construction and land development	10,492	—	—	—	2,971	13,463
Commercial, industrial & other finance receivables	1,927	—	—	—	—	1,927
Small business loans	2,409	—	—	—	551	2,960
Leases	—	—	—	—	845	845
Total	$15,787	$—	$—	$—	$5,278	$21,065

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has four unsecured borrowing facilities with correspondent banks for up to $56 million in total. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 and $0 in Federal funds purchased at June 30, 2026 and December 31, 2025, respectively. The Corporation also has a facility with the Federal Reserve Bank discount window of $3.9 million. This facility is fully secured by investment securities and pledged loans. There were no borrowings under this at June 30, 2026 and December 31, 2025. The Corporation has a revolving line of credit with ACBB of $5 million that is used to fund operating activities of the Corporation and had an outstanding balance of $2 million at June 30, 2026.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	June 30, 2026	December 31, 2025
FHLB Open Repo Plus Weekly	6/14/2027	3.93%	$80,193	$89,999
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	15,245	15,245
ACBB Holding Company Revolving LOC	7/24/2026	7.00%	2,000	1,500
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	10,594	—
Total Short-Term Borrowings			$108,032	$106,744

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	June 30, 2026	December 31, 2025
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	$—	$10,594
Total Long-Term Borrowings			$—	$10,594

The FHLB has also issued $161.0 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2026.
The Corporation has a maximum borrowing capacity with the FHLB of $736.9 million as of June 30, 2026 and $751.5 million as of December 31, 2025. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
The Corporation serviced $10.8 million and $10.3 million of residential mortgage loans as of June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026, the Corporation recognized servicing fee income of $9 thousand and $11 thousand, compared to $50 thousand and $124 thousand during the three and six months ended June 30, 2025.
Changes in the MSR balance are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of the period	$84	$1,079	$86	$1,124
Servicing rights capitalized	11	8	14	8
Amortization of servicing rights	(4)	(37)	(9)	(82)
Sale of servicing assets	—	(979)	—	(979)
Balance at end of the period	$91	$71	$91	$71

During the second quarter of 2025 the Corporation sold approximately $979 thousand of residential mortgage loan servicing rights associated with $110.2 million of serviced loans.
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2026, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.55% and a discount rate equal to 9.50%. At December 31, 2025, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.60% and a discount rate equal to 9.50%. As interest rates increased and the number of mortgage refinancings have declined, model inputs have been adjusted to align the MSRs fair value with market conditions.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2026	December 31, 2025
Fair value of residential mortgage servicing rights	$127	$114

Weighted average life (months)	45	43

Prepayment speed	9.55%	9.60%
Impact on fair value:
10% adverse change	$(6)	$(5)
20% adverse change	(11)	(10)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(5)	$(4)
20% adverse change	(10)	(9)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $297.1 million and $305.3 million of SBA loans, as of June 30, 2026 and December 31, 2025, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of the period	$3,610	$3,205	$3,846	$3,258
Servicing rights capitalized	234	657	360	885
Amortization of servicing rights	(304)	(280)	(650)	(590)
Change in valuation allowance	11	5	(5)	34
Balance at end of the period	$3,551	$3,587	$3,551	$3,587
Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Valuation allowance, beginning of period	$(54)	$(45)	$(39)	$(74)
Impairment	—	—	(15)	—
Recovery	11	5	11	34
Valuation allowance, end of period	$(43)	$(40)	$(43)	$(40)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2026, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 18.34% and a discount rate equal to 11.89%. At December 31, 2025, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.10% and a discount rate equal to 12.91%.

The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	June 30, 2026	December 31, 2025
Fair value of SBA loan servicing rights	$4,355	$4,522

Weighted average life (years)	3.3	3.3

Prepayment speed	18.34%	17.10%
Impact on fair value:
10% adverse change	$(215)	$(207)
20% adverse change	(412)	(397)

Discount rate	11.89%	12.91%
Impact on fair value:
10% adverse change	$(100)	$(101)
20% adverse change	(195)	(197)
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
The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	June 30, 2026
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$21,404	$—	$21,404	$—
U.S. government agency MBS	24,792	—	24,792	—
U.S. government agency CMO	69,052	—	69,052	—
State and municipal securities	39,955	—	39,955	—
U.S. Treasuries	16,209	16,209	—	—
Non-U.S. government agency CMO	13,148	—	13,148
Corporate bonds	15,992	—	15,992	—
Equity investments	2,146	—	2,146	—
Mortgage loans held for sale	54,898	—	54,898	—
Mortgage loans held for investment	13,619	—	13,619	—
Interest rate lock commitments	308	—	—	308
Forward commitments	4	—	4	—
Customer derivatives - interest rate swaps	1,528	—	1,528	—
Fair Value Hedge	15	—	15	—
Total	$273,070	$16,209	$256,553	$308

Liabilities
Interest rate lock commitments	$108	$—	$—	$108
Forward commitments	59	—	59	—
Customer derivatives - interest rate swaps	1,535	—	1,535	—
Customer derivatives - Risk Participation Agreements	25	—	25	—
Interest rate swaps	36	—	36	—
Total	$1,763	$—	$1,655	$108

	December 31, 2025
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$26,217	$—	$26,217	$—
U.S. government agency MBS	22,351	—	22,351	—
U.S. government agency CMO	66,131	—	66,131	—
State and municipal securities	40,032	—	40,032	—
U.S. Treasuries	16,206	16,206	—	—
Non-U.S. government agency CMO	8,606	—	8,606	—
Corporate bonds	13,914	—	13,914	—

Equity investments	2,166	—	2,166	—
Mortgage loans held for sale	33,762	—	33,762	—
Mortgage loans held for investment	14,396	—	14,396	—
Interest rate lock commitments	402	—	—	402
Customer derivatives - interest rate swaps	1,909	—	1,909	—
Fair Value Hedge	21	—	21	—
Total	$246,112	$16,206	$229,504	$402

Liabilities
Interest rate lock commitments	$13	$—	$—	$13
Forward commitments	32	—	32	—
Customer derivatives - interest rate swaps	1,929	—	1,929	—
Customer derivatives - Risk Participation Agreements	23	—	23	—
Interest rate swaps	281	—	281	—
Total	$2,278	$—	$2,265	$13
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025
SBA loan servicing rights	3,551	3,846
OREO and other repossessed assets	6,081	5,997
Individually evaluated loans (1)
Construction	2,434	4,430
Small business loans	3,531	3,745
Total	$15,597	$18,018

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.
The following table details the valuation techniques for Level 3 assets.

(dollars in thousands)	June 30, 2026
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
OREO and other repossessed assets	$6,081	Appraisal of collateral	Costs to sell	6% - 13% discount	10%
Individually evaluated loans	5,965	Appraisal of collateral	Costs to sell	8%-54% discount	26%

(dollars in thousands)	December 31, 2025
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
OREO and other repossessed assets	$5,997	Appraisal of collateral	Costs to sell	6% - 13% discount	10%
Individually evaluated loans	8,175	Appraisal of collateral	Costs to sell	2%-48% discount	24%

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

The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

	Fair Value Hierarchy Level	June 30, 2026		December 31, 2025
(dollars in thousands)		Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$36,207	$36,207	$35,778	$35,778
Mortgage loans held for sale	Level 2	54,898	54,898	33,762	33,762
Loans and other finance receivables, net of ACL	Level 3	2,142,896	2,070,883	2,134,630	2,108,242
Mortgage loans held for investment	Level 2	13,619	13,619	14,396	14,396
Financial liabilities:
Deposits	Level 2	$2,194,438	$2,205,800	$2,158,128	$2,179,800
Borrowings	Level 2	108,032	108,200	117,338	117,700
Subordinated debentures	Level 2	49,705	49,599	49,853	49,597
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of the period	$186	$283	$389	$181
Change in value	14	24	(189)	126
Balance at end of the period	$200	$307	$200	$307
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
June 30, 2026	$200	Market comparable pricing	Pull through	1 - 99%	89.51%
December 31, 2025	389	Market comparable pricing	Pull through	1 - 99%	85.31%

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
In June 2023 the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments paid on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swap agreements with 4.070% and 4.027% average fixed rates matured on June 15, 2026 and May 31, 2026, respectively. The remaining swap matures in December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the three and six months ended June 30, 2026, approximately $68 thousand and $190 thousand, net of tax, is recorded in total comprehensive income as unrealized gains, while for the three and six months ended June 30, 2025, approximately $8 thousand and $181 thousand, net of tax, is recorded in total comprehensive income as an unrealized gain and an unrealized loss, respectively. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2026. At June 30, 2026 and December 31, 2025, the combined notional amount of the interest rate swaps was $25 million and $75 million, respectively, and the fair value was a liability of $36 thousand and $281 thousand, respectively.
In August 2024 the Corporation entered into an interest rate swap classified as a fair value hedge with a notional amount of $40 million, to hedge the interest payments received on a pool of residential mortgage loans held in portfolio. Under the terms of the swap agreement, the Corporation pays an average fixed rate of 3.60% and receives a variable rate in return indexed to SOFR. The swap matures August 2027. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in fair value of the hedged item. For the three and six months ended June 30, 2026, approximately $1 thousand and $(6) thousand, respectively, net of tax, is recorded as a fair values adjustment. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to June 30, 2026.

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

The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		June 30, 2026		December 31, 2025
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$49,380	$308	$40,370	$402
Negative fair values	Other liabilities	18,576	(108)	2,735	(13)
Total		$67,956	$200	$43,105	$389

Forward Commitments
Positive fair values	Other assets	$3,000	$4	$—	$—
Negative fair values	Other liabilities	15,750	(59)	8,000	(32)
Total		$18,750	$(55)	$8,000	$(32)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$52,855	$1,528	$53,954	$1,909
Negative fair values	Other liabilities	52,855	(1,535)	53,954	(1,929)
Total		$105,710	$(7)	$107,908	$(20)

Customer Derivatives - Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	44,039	(25)	24,166	(23)
Total		$44,039	$(25)	$24,166	$(23)

Fair Value Hedge
Positive fair values	Other assets	$40,000	$15	$40,000	$21
Negative fair values	Other liabilities	—	—	—	—
Total		$40,000	$15	$40,000	$21

Interest Rate Swaps
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	25,000	(36)	75,000	(281)
Total		$25,000	$(36)	$75,000	$(281)

Total derivative financial instruments		$301,455	$92	$298,179	$54
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the net change in the fair value of derivative instruments:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Interest Rate Lock Commitments	$14	$24	$(189)	$126
Forward Commitments	(172)	(110)	(23)	(141)
Customer Derivatives - Interest Rate Swaps	10	(13)	13	(46)
Customer Derivatives - Risk Participation Agreements	44	(3)	44	108
Net change in the fair value of derivative instruments	$(104)	$(102)	$(155)	$47
Net realized gains on derivative hedging activities were $51 thousand and $69 thousand for the three and six months ended June 30, 2026, and net realized gains of $16 thousand and $37 thousand, for the three and six months ended June 30, 2025, and are included in non-interest income in the consolidated statements of income.

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

	Segment Information
	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$40,175	$—	$605	$40,780	$40,723	$—	$488	$41,211
Interest expense	17,576	(58)	471	17,989	19,698	(63)	417	20,052
Net interest income	22,599	58	134	22,791	21,025	63	71	21,159
Provision for credit losses	2,968	—	—	2,968	3,803	—	—	3,803
Net interest income after provision	19,631	58	134	19,823	17,222	63	71	17,356

Non-interest Income:
Mortgage banking income	23	—	6,072	6,095	32	—	5,730	5,762
Wealth management income	—	1,706	—	1,706	—	1,492	—	1,492
SBA loan income	615	—	—	615	1,988	—	—	1,988
(Loss) gain on sale of MSRs	—	—	—	—	84	—	383	467
Net change in fair values	32	—	116	148	(15)	—	274	259
Net gain on hedging activity	—	—	51	51	—	—	16	16
Other	1,174	—	94	1,268	940	—	364	1,304
Non-interest income	1,844	1,706	6,333	9,883	3,029	1,492	6,767	11,288

Non-interest expense:
Salaries and employee benefits	7,702	778	4,713	13,193	8,343	653	4,183	13,179
Occupancy and equipment	885	25	262	1,172	727	3	307	1,037
Professional fees	990	53	121	1,164	1,019	51	94	1,164
Data processing and software	1,565	51	402	2,018	1,292	43	371	1,706
Advertising and promotion	990	192	135	1,317	1,053	99	125	1,277
Pennsylvania bank shares tax	243	3	—	246	264	5	—	269
Other	2,681	88	348	3,117	2,351	97	277	2,725
Non-interest expense	15,056	1,190	5,981	22,227	15,049	951	5,357	21,357
Income before income taxes	$6,419	$574	$486	$7,479	$5,202	$604	$1,481	$7,287

Total Assets	$2,490,043	$14,862	$88,271	$2,593,176	$2,440,256	$11,885	$58,797	$2,510,938

	Segment Information
	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$80,548	$—	$944	$81,492	$79,558	$—	$821	$80,379
Interest expense	34,878	(118)	739	35,499	38,828	(73)	689	39,444
Net interest income	45,670	118	205	45,993	40,730	73	132	40,935
Provision for credit losses	10,461	—	—	10,461	9,015	—	—	9,015
Net interest income after provision	35,209	118	205	35,532	31,715	73	132	31,920

Non-interest Income:
Mortgage banking income	68	—	10,555	10,623	50	—	9,105	9,155
Wealth management income	—	3,435	—	3,435	—	3,027	—	3,027
SBA loan income	765	—	—	765	2,736	—	—	2,736
(Loss) gain on sale of MSRs	—	—	(159)	(159)	32	—	383	415
Net change in fair values	57	—	(379)	(322)	62	—	618	680
Net loss on hedging activity	1	—	68	69	—	—	37	37
Other	2,351	—	158	2,509	2,062	—	500	2,562
Non-interest income	3,242	3,435	10,243	16,920	4,942	3,027	10,643	18,612

Non-interest expense:
Salaries and employee benefits	15,236	1,460	8,883	25,579	15,393	1,213	7,958	24,564
Occupancy and equipment	1,804	43	508	2,355	1,521	10	844	2,375
Professional fees	1,804	103	231	2,138	1,696	62	169	1,927
Data processing and software	3,118	97	776	3,991	2,357	86	742	3,185
Advertising and promotion	1,485	270	254	2,009	1,645	192	219	2,056
Pennsylvania bank shares tax	497	7	—	504	529	9	—	538
Other	5,069	189	551	5,809	4,668	197	591	5,455
Non-interest expense	29,013	2,169	11,203	42,385	27,809	1,768	10,523	40,100
Income before income taxes	$9,438	$1,384	$(755)	$10,067	$8,848	$1,332	$252	$10,432

Total Assets	$2,490,043	$14,862	$88,271	$2,593,176	$2,440,256	$11,885	$58,797	$2,510,938
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
Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of June 30, 2026 compared to December 31, 2025 and the results of operations for the three and six months ended June 30, 2026 compared to the same periods in 2025. More detailed information related to these highlights can be found in the sections that follow.
Changes in Financial Condition - June 30, 2026 Compared to December 31, 2025
•Total assets increased $31.2 million, or 1.2%, to $2.6 billion as of June 30, 2026.
•Portfolio loans increased $7.9 million, or 0.4%, to $2.2 billion as of June 30, 2026.
•Mortgage loans held for sale increased $21.1 million, or 62.6%, to $54.9 million as of June 30, 2026.
•Total deposits increased $36.3 million or 1.7% to $2.2 billion as of June 30, 2026.
•The Corporation earned net income of $7.8 million during the six months ended June 30, 2026 and returned $3.3 million of capital to Meridian shareholders during this period through a $0.14 dividend per share in each of the first two quarters of the year.

Three Month Results of Operations - June 30, 2026 Compared to June 30, 2025
•Net income was $5.8 million, or $0.48 per diluted share, up $215 thousand, or 3.8%, driven by higher net interest income and a lower level of provision for credit losses, partially offset by lower non-interest income, and higher non-interest expense.
•The return on average assets and return on average equity were 0.90% and 11.42%, respectively, for the second quarter 2026, compared to 0.90% and 12.68%, respectively, for the second quarter 2025.
•Net interest income increased $1.6 million, or 7.7%, to $22.8 million and the net interest margin increased to 3.69% from 3.54%, due to the impact of deposit and borrowing cost declines as well as the increase in average noninterest-bearing deposits over the period.
•The overall provision for credit losses decreased $835 thousand when comparing the second quarter 2026 to the second quarter 2025. The provision on funded loans decreased $840 thousand over the three month comparable period in 2025 driven largely by a decrease of $940 thousand in charge-offs over this period, combined with a lower level of loan growth as well.
•Non-interest income decreased $1.4 million, or 12.4%, to $9.9 million driven by a $1.4 million decline in SBA loan income, and a $467 thousand decrease in the net gain on sale of MSR's. These declines in non-interest income were partially offset by a $333 thousand increase in mortgage banking income.
•Non-interest expense increased $870 thousand, or 4.1%, to $22.2 million due to largely to an increase of $312 thousand in data processing and software expense, a $135 thousand increase in occupancy and equipment expense, combined with a $392 thousand increase in other non-interest expense.

Six Month Results of Operations - June 30, 2026 Compared to June 30, 2025
•Net income was $7.8 million, or $0.64 per diluted share, down $178 thousand, or 2.2%, driven by an increase in the provision for credit losses, a decrease in non-interest income, and an increase in non-interest expense.
•The return on average assets and return on average equity were 0.61% and 7.75%, respectively, for the six months ended June 30, 2026, compared to 0.66% and 9.16%, respectively, for the six months ended June 30, 2025

•Net interest margin increased to 3.75% from 3.50% due to the impact of a reduction in deposit and borrowing costs outpacing the decreased yield on interest earnings assets, mainly loans.
•The overall provision for credit losses increased $1.4 million when comparing the six months ended June 30, 2026 to June 30, 2025, due to an increase in charge-offs, combined with providing for loan growth and an increase in certain loss factors.
•Non-interest income decreased $1.7 million, or 9.1%, to $16.9 million driven by a $2.0 million decrease in SBA loan income, and an overall $1.0 million negative impact of fair value changes related to mortgage banking activities. These changes were partially offset by a $1.5 million increase in mortgage banking income, and a $408 thousand increase in wealth management fee income.
•Non-interest expense increased $2.3 million, or 5.7%, to $42.4 million due to an increase of $1.0 million in salaries and employee benefits, an increase of $806 thousand in data processing and software expense, combined with a $211 thousand increase in professional fees, and an increase of $354 thousand in other non-interest expense.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Return on average assets, annualized	0.90%	0.90%	0.61%	0.66%
Return on average equity, annualized	11.42%	12.68%	7.75%	9.16%
Net interest margin (tax effected yield)	3.69%	3.54%	3.75%	3.50%
Basic earnings per share	$0.49	$0.50	$0.66	$0.71
Diluted earnings per share	$0.48	$0.49	$0.64	$0.70
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Book value per common share	$17.18	$16.89
Tangible book value per common share (1)	$16.89	$16.59
Allowance as a percentage of loans and other finance receivables (excluding loans at fair value)	0.99%	1.00%
Tier I capital to risk weighted assets - Corporation	8.75%	8.68%
Tangible common equity to tangible assets ratio - Corporation (1)	7.78%	7.67%
Loans and other finance receivables, net of fees and costs	$2,177,978	$2,170,600
Total assets	$2,593,176	$2,561,995
Total stockholders’ equity	$204,810	$199,716

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three and six months ended June 30, 2026 and 2025, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The table below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended June 30,
(dollars in thousands)	2026			2025
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$32,918	$311	3.79%	$37,761	$427	4.54%
Investment securities - taxable	176,015	1,830	4.17	167,691	1,792	4.29
Investment securities - tax exempt (1)	54,872	393	2.87	54,427	364	2.68
Loans held for sale	40,730	616	6.07	31,662	495	6.27
Loans held for investment	2,180,863	37,702	6.93	2,113,411	38,204	7.25
Total loans	2,221,593	38,318	6.92	2,145,073	38,699	7.24
Total interest-earning assets	2,485,398	40,852	6.59%	2,404,952	41,282	6.89%
Noninterest earning assets	100,423			86,673
Total assets	$2,585,821			$2,491,625
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$161,036	$1,149	2.86%	$171,681	$1,354	3.16%
Money market and savings deposits	1,009,417	7,263	2.89	938,076	8,097	3.46
Time deposits	765,596	7,337	3.84	735,526	7,850	4.28
Total interest - bearing deposits	1,936,049	15,749	3.26	1,845,283	17,301	3.76
Borrowings	107,018	1,233	4.62	138,207	1,672	4.85
Subordinated debentures	49,685	1,007	8.13	49,772	1,079	8.70
Total interest-bearing liabilities	2,092,752	17,989	3.45	2,033,262	20,052	3.96
Noninterest-bearing deposits	252,600			249,745
Other noninterest-bearing liabilities	36,568			31,673
Total liabilities	2,381,920			2,314,680
Total stockholders' equity	203,901			176,945
Total stockholders' equity and liabilities	$2,585,821			$2,491,625
Net interest income and spread (1)		$22,863	3.14		$21,230	2.93
Net interest margin (1)			3.69%			3.54%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

	For the Six Months Ended June 30,
(dollars in thousands)	2026			2025
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$37,607	$709	3.80%	$46,914	$1,040	4.47%
Investment securities - taxable	175,658	3,677	4.22	163,395	3,485	4.30
Investment securities - tax exempt (1)	55,081	788	2.88	54,574	750	2.77
Loans held for sale	32,303	955	5.96	26,164	828	6.38
Loans held for investment (1)	2,178,414	75,507	6.99	2,076,748	74,422	7.23
Total loans	2,210,717	76,462	6.97	2,102,912	75,250	7.22
Total interest-earning assets	2,479,063	81,636	6.64%	2,367,795	80,525	6.86%
Noninterest earning assets	101,016			88,501
Total assets	$2,580,079			$2,456,296
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$155,147	$2,189	2.85%	$161,388	$2,583	3.23%
Money market and savings deposits	1,017,183	14,333	2.84	928,954	15,905	3.45
Time deposits	756,551	14,449	3.85	728,471	15,681	4.34
Total interest - bearing deposits	1,928,881	30,971	3.24	1,818,813	34,169	3.79
Borrowings	109,509	2,526	4.65	130,982	3,141	4.84
Subordinated debentures	49,704	2,001	8.12	49,760	2,134	8.65
Total interest-bearing liabilities	2,088,094	35,498	3.43	1,999,555	39,444	3.98
Noninterest-bearing deposits	251,408			246,968
Other noninterest-bearing liabilities	37,334			33,927
Total liabilities	2,376,836			2,280,450
Total stockholders' equity	203,243			175,846
Total stockholders' equity and liabilities	$2,580,079			$2,456,296
Net interest income and spread (1)		$46,138	3.21		$41,081	2.88
Net interest margin (1)			3.75%			3.50%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate / Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2026 as compared to the same periods in 2025, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 Compared to 2025
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$(65)	$(51)	$(116)	$(142)	$(189)	$(331)
Investment securities - taxable	(49)	87	38	(66)	258	192
Investment securities - tax exempt (1)	26	3	29	31	7	38
Loans held for sale	(17)	138	121	(57)	184	127
Loans held for investment (1)	(1,699)	1,197	(502)	(2,487)	3,572	1,085
Total loans	(1,716)	1,335	(381)	(2,544)	3,756	1,212
Total interest income	$(1,804)	$1,374	$(430)	$(2,721)	$3,832	$1,111
Interest expense:
Interest-bearing demand deposits	$(124)	$(81)	$(205)	$(297)	$(97)	$(394)
Money market and savings deposits	(1,418)	584	(834)	(2,989)	1,417	(1,572)
Time deposits	(825)	312	(513)	(1,819)	587	(1,232)
Total interest - bearing deposits	(2,367)	815	(1,552)	(5,105)	1,907	(3,198)
Borrowings	(77)	(362)	(439)	(116)	(499)	(615)
Subordinated debentures	(70)	(2)	(72)	(131)	(2)	(133)
Total interest expense	$(2,514)	$451	$(2,063)	$(5,352)	$1,406	$(3,946)
Interest differential	$710	$923	$1,633	$2,631	$2,426	$5,057

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended June 30, 2026 Compared to the Same Period in 2025
For the three months ended June 30, 2026 as compared to the same period in 2025, tax-equivalent interest income decreased $430 thousand as favorable volume changes contributed $1.4 million to interest income, but this was offset by a $1.8 million unfavorable change in rates. The unfavorable change in rates led to a 32 basis point decline in the yield on loans held for investment, which had a $1.7 million unfavorable impact on interest income. Nearly half of this decline, $885 thousand or 14 bps, was due to the impact of interest reversal on loans that were placed on nonaccrual during the quarter. The loans held for investment average balances increased $67.5 million, leading to a favorable volume impact on interest income of $1.2 million, while the increase in loans held for sale average balances of $9.1 million had a small but favorable impact to interest income of $138 thousand. Growth in the loans held for investment portfolio was led by average balance increases in construction loans ($56.7 million), commercial real estate ($26.9 million), commercial loans ($26.9 million), and home equity loans ($13.9 million), partially offset by a decline in the average balance of residential real estate loans of ($21.1 million), and a decline of ($31.7 million) in the average balance of small business loans.

On the funding side, overall interest expense decreased $2.1 million, largely driven by the continued impact that the Fed's prior period rate hikes have had on the cost of deposits and borrowings. The cost of deposits was down across the board, leading to a $1.6 million decrease to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits decreased 30, 57, and 44 basis points, respectively, while the cost of borrowings decreased 23 basis points. Interest expense was down overall due to these rate changes, an increase in average balances had an unfavorable impact of $451 thousand on interest expense. Money market/savings accounts were the largest drivers of the volume increase as average balances on such accounts increased $71.3 million, time deposit average balances increased $30.1 million, but the average balances on interest-bearing demand deposits decreased $10.6 million, and borrowings decreased $31.2 million on average.

Overall, the $1.6 million increase in net interest income over this period was attributable largely to rate changes as unfavorable rate changes in interest-earning assets were offset by favorable rate changes on interest-bearing liabilities.

Six Months Ended June 30, 2026 Compared to the Same Period in 2025
For the six months ended June 30, 2026 as compared to the same period in 2025, tax-equivalent interest income increased $1.1 million as favorable volume changes contributed $3.8 million to interest income, but this was partially offset by a $2.7 million unfavorable change in rates. The loans held for investment average balances increased $101.7 million, leading to a favorable volume impact on interest income of $3.6 million, while the increase in loans held for sale average balances of $6.1 million had a favorable impact to interest income of $184 thousand. Growth in the loans held for investment portfolio was led by average balance increases in construction loans ($24.7 million), commercial real estate ($11.9 million), commercial loans ($8.8 million), residential real estate ($4.2 million), and home equity loans ($4.8 million). The unfavorable change in rates led to decreased yields on loans held for sale (down 42 basis points) and loans held for investment (down 24 basis points) that unfavorably impact interest income by $2.5 million, overall.

On the funding side, overall interest expense decreased $3.9 million. Interest expense on deposits decreased $3.2 million as the cost of all deposit types decreased. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits decreased 38 basis points, 61 basis points and 49 basis points, respectively, while the cost of borrowings decreased by 19 basis points as well. From a volume perspective, money market/savings account average balances increased $88.2 million, while time deposit average balances increased $28.1 million, and the average balance on interest-bearing demand deposits decreased $6.2 million, and borrowings decreased $21.5 million on average.

Overall, the $5.1 million increase in net interest income over this period was driven by rate changes as the drop in cost of interest bearing liabilities outpaced the decrease in the yield on interest earning assets.
.

PROVISION FOR CREDIT LOSSES
Three and Six Months Ended June 30, 2026 Compared to the Same Periods in 2025
The total provision for credit losses decreased $835 thousand on a net basis for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The provision on funded loans decreased $840 thousand over the three month comparable period in 2025 driven largely by a decrease of $940 thousand in charge-offs over this period, combined with a lower level of loan growth as well. There was a $175 thousand provision on unfunded loan commitments for the three months ended June 30, 2026, while for the three months June 30, 2025 there was a $170 thousand provision on unfunded loan commitments.
The total provision for credit losses increased $1.4 million on a net basis for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The provision on funded loans increased $1.4 million over the six month comparable period in 2025 as there was an increase of $4.2 million in charge-offs over this period, with $3.9 million of the increase in charge-offs coming from a loan participated to us by another financial institution that became non-performing in the first quarter of 2026. The provision increase was also partially due to providing for loan growth over the six month comparable periods and an increase in certain loss factors that are part of the ACL calculation. There was a $230 thousand provision on unfunded loan commitments for the six months ended June 30, 2026, while for the six months June 30, 2025 there was an unfunded provision of $170 thousand.

NON-INTEREST INCOME
Three Months Ended June 30, 2026 Compared to the Same Period in 2025
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Mortgage banking income	$6,095	$5,762	$333	5.8%
Wealth management income	1,706	1,492	214	14.3%
SBA loan income	615	1,988	(1,373)	(69.1)%
Earnings on investment in life insurance	245	240	5	2.1%
Net gain (loss) on sale of MSRs	—	467	(467)	(100.0)%
Net change in the fair value of derivative instruments	(104)	(102)	(2)	2.0%
Net change in the fair value of loans held-for-sale	187	171	16	9.4%
Net change in the fair value of loans held-for-investment	65	190	(125)	(65.8)%
Net gain on hedging activity	51	16	35	218.8%
Other	1,023	1,064	(41)	(3.9)%
Total non-interest income	$9,883	$11,288	$(1,405)	(12.4)%
Mortgage banking income increased $333 thousand over the comparable quarterly period, despite a 29 basis point decrease in the sales margin, as the volume of loans sold increased by $35.9 million, or 17%. Partially offsetting this 5.8% increase in mortgage banking income, total non-interest income decreased $1.4 million largely due to a decrease in SBA loan income, and a decrease in the net gain recorded on the sale of MSRs.
SBA loan income decreased $1.4 million over this period due to a decline in the volume of SBA loans sold. The volume of SBA loans sold for the quarter-ended June 30, 2026 was $27.6 million lower than the sale of such loans for the quarter-ended June 30, 2025, while the gross margin on sales was 7.9% for the quarter-ended June 30, 2026, an improvement from 6.2% for the quarter-ended June 30, 2025. There was also a net gain on sale of MSRs for the quarter-ended June 30, 2025, with no comparable sale taking place for the quarter-ended June 30, 2026.

Six Months Ended June 30, 2026 Compared to the Same Period in 2025
The following table presents the components of non-interest income for the periods indicated:

	Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Mortgage banking income	$10,623	$9,155	$1,468	16.0%
Wealth management income	3,435	3,027	408	13.5%
SBA loan income	765	2,736	(1,971)	(72.0)%
Earnings on investment in life insurance	517	462	55	11.9%
Net gain (loss) on sale of MSRs	(159)	415	(574)	(138.3)%
Net change in the fair value of derivative instruments	(155)	47	(202)	(429.8)%
Net change in the fair value of loans held-for-sale	(193)	273	(466)	(170.7)%
Net change in the fair value of loans held-for-investment	26	360	(334)	(92.8)%
Net (loss) gain on hedging activity	69	37	32	86.5%
Other	1,992	2,100	(108)	(5.1)%
Total non-interest income	$16,920	$18,612	$(1,692)	(9.1)%
Total non-interest income decreased $1.7 million, despite a $1.5 million increase in mortgage banking over the six month comparable period. While there was with a 6 basis point decrease in the sales margin, the volume of residential mortgage loans sold increased by $54.3 million, or 15%, over the six month comparable period. Wealth management income improved $408 thousand, or 13.5%, as the amount of assets under management as of June 30, 2026 was up 9.2% since December 31, 2025. SBA loan income decreased $2.0 million over this period as the volume of SBA loans sold for the six months ended June 30, 2026 declined $33.1 million, or 64.0%, compared to the six months ended June 30, 2025, while the gross margin on sale was 8.1% for the six months ended June 30, 2026 compared to 6.8% for the six months ended June 30, 2025.
Included in the six months ended June 30, 2025 was the sale of $979 thousand in MSRs that resulted in a net gain on sale of $415 thousand, compared to a net loss on sale of MSRs of $159 thousand was recorded during the six months ended June 30, 2026.

NON-INTEREST EXPENSE
Three Months Ended June 30, 2026 Compared to the Same Period in 2025
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Salaries and employee benefits	$13,193	$13,179	$14	0.1%
Occupancy and equipment	1,172	1,037	135	13.0%
Professional fees	1,164	1,164	—	—%
Data processing and software	2,018	1,706	312	18.3%
Advertising and promotion	1,317	1,277	40	3.1%
Pennsylvania bank shares tax	246	269	(23)	(8.6)%
Other	3,117	2,725	392	14.4%
Total non-interest expense	$22,227	$21,357	$870	4.1%
Total non-interest expense increased $870 thousand, or 4.1%, as the result of increases in occupancy and equipment expense, data processing and software expense, and other non-interest expense. Occupancy and equipment expenses were up $135 thousand related to the opening of Meridian's first full-service branch in Bonita Springs, Florida which occurred late in 2025. Data processing and software expense increased $312 thousand over the three month comparable period as Meridian invests in technology at the customer and employee level to improve to continuously improve on the efficiency and security of the systems we use, combined with an increase in customer transaction volume. Other expense increased $392 thousand mainly due to an increase in OREO expenses and non-salary employee expenses in the current quarter.

Six Months Ended June 30, 2026 Compared to the Same Period in 2025
The following table presents the components of non-interest expense for the periods indicated:

	Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	$ Change	% Change
Salaries and employee benefits	$25,579	$24,564	$1,015	4.1%
Occupancy and equipment	2,355	2,375	(20)	(0.8)%
Professional fees	2,138	1,927	211	10.9%
Data processing and software	3,991	3,185	806	25.3%
Advertising and promotion	2,009	2,056	(47)	(2.3)%
Pennsylvania bank shares tax	504	538	(34)	(6.3)%
Other	5,809	5,455	354	6.5%
Total non-interest expense	$42,385	$40,100	$2,285	5.7%
Total non-interest expense increased $2.3 million, or 5.7%, largely attributable to increases in salaries and employee benefits, professional fees, data processing and software expenses, as well as other non-interest expense. Salaries and employee benefits increased $1.0 million due largely to overall employee merit, benefit, and tax related increases for existing employees, as well as an increase of nearly 14 full-time equivalent employees, combined with an increase in mortgage segment related commissions and other benefits. The $211 thousand increase in professional fees was due to expenses related to non-performing loans. Other expense increased $354 thousand mainly due to an increase in OREO expenses and non-salary employee expenses in the current year-to-date period, compared to the prior year period.
INCOME TAX EXPENSE
Income tax expense for the three and six months ended June 30, 2026 was $1.7 million and $2.3 million, respectively, as compared to $1.7 million and $2.4 million for the same periods in 2025. Our effective tax rates were 22.4% and 22.4% for the three and six months ended June 30, 2026, compared to 23.3% and 23.4% for the same periods in 2025. The reduction in the three and six months tax rates in comparing 2025 to 2026 is primarily the result of increased stock compensation tax benefits recognized in 2026 as well as higher income from BOLI policies.

BALANCE SHEET ANALYSIS
As of June 30, 2026, total assets were $2.6 billion which increased $31.2 million, or 1.2%, from December 31, 2025. This increase in assets was due primarily to loan portfolio growth, as detailed in the following table:

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Mortgage loans held for sale	$54,898	$33,762	$21,136	62.6%
Real estate loans:
Commercial mortgage	911,710	879,440	32,270	3.7
Home equity lines and loans	112,784	107,002	5,782	5.4
Residential mortgage	229,934	236,135	(6,201)	(2.6)
Construction and land development	315,511	330,543	(15,032)	(4.5)
Total real estate loans	1,569,939	1,553,120	16,819	1.1

Commercial, industrial & other finance receivables	445,594	428,981	16,613	3.9
Small business loans	124,600	139,765	(15,165)	(10.9)
Consumer	288	329	(41)	(12.5)
Leases, net	35,182	45,489	(10,307)	(22.7)
Loans and other finance receivables	$2,175,603	$2,167,684	$7,919	0.4
Total loans and other finance receivables	$2,230,501	$2,201,446	$29,055	1.3%
Total loans and other finance receivables increased $7.9 million, to $2.2 billion as of June 30, 2026, from $2.2 billion as of December 31, 2025. Overall portfolio loan growth was 0.4% since December 31, 2025, or 1% on an annualized basis for 2026. Leading the increase were commercial real estate loans which increased $32.3 million, or 3.7%, while commercial and industrial loans increased $16.6 million, or 3.9%. Partially offsetting the portfolio increases were construction loans which decreased $15.0 million, or 4.5%, SBA loans decreased $15.2 million, or 10.9% due to loan sales described above, and leases which decreased $10.3 million, or 22.7%.
As of June 30, 2026, included within the commercial real estate loans total of $911.7 million was $286 million of owner-occupied commercial loans, as well as $102.0 million of multi-family loans. Nearly all of the multi-family real estate loans are on properties located in Philadelphia and surrounding counties we service.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing deposits	$246,357	$245,377	$980	0.4%
Interest-bearing deposits:
Interest-bearing demand deposits	151,235	157,360	(6,125)	(3.9)%
Money market and savings deposits	1,033,043	1,023,290	9,753	1.0%
Time deposits	763,803	732,101	31,702	4.3%
Total interest-bearing deposits	$1,948,081	$1,912,751	$35,330	1.8%
Total deposits	$2,194,438	$2,158,128	$36,310	1.7%
Total deposits increased $36.3 million, or 1.7%, since December 31, 2025. Total interest-bearing deposits increased $35.3 million during the period, and noninterest-bearing deposits increased $1.0 million. Time deposits increased $31.7 million, or 4.3%, largely due to customer preference for the higher interest rates offered by these products.
Meridian's deposit base is comprised of business deposits, 50%, with consumer deposits amounting to 15% at June 30, 2026. Municipal deposits at 12% and brokered deposits at 23% provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At June 30, 2026, 65% of business accounts and 87% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 20% at June 30, 2026.

Capital
Consolidated stockholders’ equity of the Corporation was $204.8 million, or 7.9% of total assets as of June 30, 2026, as compared to $199.7 million, or 7.8% of total assets as of December 31, 2025. On July 30, 2026, the Board of Directors declared a quarterly cash dividend of $0.14 per common share payable August 17, 2026 to shareholders of record as of August 10, 2026.
Under the Community Bank Leverage Ratio framework, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.72% and 9.50% at June 30, 2026 and December 31, 2025, respectively. The Corporation is exempt from CBLR.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Bank		Well-capitalized minimum
	June 30, 2026	December 31, 2025
Tier 1 leverage ratio	9.72%	9.50%	5.00%
Common tier 1 risk-based capital ratio	10.65%	10.66%	6.50%
Tier 1 risk-based capital ratio	10.65%	10.66%	8.00%
Total risk-based capital ratio	11.64%	11.65%	10.00%
In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital. As of June 30, 2026, Meridian has phased in 100% of the day-one effects of CECL.

Asset Quality Summary
The ratio of non-performing assets to total assets was 3.40% as of June 30, 2026, compared to 2.38% reported as of December 31, 2025. Total non-performing loans of $82.1 million as of June 30, 2026, increased $27.0 million from $55.1 million as of December 31, 2025, with the largest increases coming from land development loans ($21.7 million) and commercial mortgage loans ($9.8 million) that were downgraded during the current quarter, partially offset by payoffs of $3.4 million of several CRE & SBA loans combined. The downgraded land development loan relationships were all well collateralized and therefore did not require any specific reserve as of June 30, 2026. Of the increase in commercial mortgage non-performing loans, $2.9 million came from a purchased participation loan that is secured by a first lien on the leasehold interests of Class A office property with multiple buildings and tenants where an April 2026 appraisal, representative of conditions existing as of March 31, 2026, showed a significantly lower value than the original appraisal at the time of our participation, leading to a charge-off at March 31, 2026. The remaining increase in commercial mortgage non-performing loan relationships were well collateralized and therefore did not require any specific reserve as of June 30, 2026. SBA loans make up $24.6 million of total non-performing loans, with $11.9 million, or 48.4%, guaranteed by the SBA. The SBA portfolio was subject to the Fed's rapid rate increase with 49.7%, of total non-performing SBA loans having been originated in 2020-2021 when rates were lower by over 500 basis points.
As of June 30, 2026 there were specific reserves of $3.3 million against non-performing loans, a slight decrease from $3.4 million as of December 31, 2025.
Meridian realized net charge-offs of 0.12% of total average loans for the three months ending June 30, 2026, a decrease from 0.17% reported for the same period in 2025. Net charge-offs for the quarter ended June 30, 2026 were $2.6 million, compared to net charge-offs of $3.6 million for the quarter ended June 30, 2025. Net charge-offs for the current quarter comprised of $3.0 million in total gross charge-offs, $2.2 million from commercial, industrial & other finance receivables, $414 thousand related to SBA loans, and $455 thousand in small equipment leases. There were $467 thousand in recoveries during the period related to commercial loans, finance receivables and leases.
The ratio of allowance for credit losses to total loans and other finance receivables, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Non-GAAP Financial Measures), was 0.99% as of June 30, 2026 compared to 1.00% as of December 31, 2025. The level of provision for credit losses in the first six months of 2026, combined with lower loan growth, helped to maintain the allowance coverage level.
The Corporation believes it is proactive with its loan review process that utilizes the engagement of an independent outside loan review firm, which helps identify developing credit issues. For example, the Corporation procures additional collateral (preferably outside the current loan structure) whenever possible and maintains frequent contact with the borrower. The Corporation believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall risk of loss.

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$12,235	$2,472
Home equity lines and loans	1,600	2,023
Residential mortgage	8,736	10,385
Construction	26,456	6,650
Total real estate loans	49,027	21,530
Commercial and industrial & other finance receivables	6,948	6,770
Small business loans (1)	24,608	24,781
Leases	1,490	1,979
Total nonaccrual loans	82,073	55,060
Other real estate owned (2)	3,656	3,592
Repossessed assets	2,425	2,405
Total non-performing assets	$88,154	$61,057

Asset quality ratios:
Non-performing assets to total assets	3.40%	2.38%
Non-performing loans to:
Total loans and other finance receivables	3.77%	2.54%
Total loans and other finance receivables (excluding loans at fair value) (3)	3.79%	2.55%
Allowance for credit losses to:
Total loans and other finance receivables	0.99%	0.99%
Total loans and other finance receivables (excluding loans at fair value) (3)	0.99%	1.00%
Non-performing loans	26.15%	39.18%

Total loans and leases	$2,232,876	$2,204,362
Total loans and other finance receivables	2,177,978	2,170,600
Total loans and other finance receivables (excluding loans at fair value)	2,164,359	2,156,204
Allowance for credit losses	21,463	21,573

(1) Included in non-performing small business loans as of June 30, 2026 and December 31, 2025, respectively, are $11.9 million and $13.2 million in SBA guarantees.
(2) Subsequent to June 30, 2026, a property in OREO valued at $719 thousand sold for a recorded gain of $218 thousand.
(3) The allowance for credit losses to total loans and other finance receivables (excluding loans at fair value) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.

Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a portion of commercial loan assets that are comprised of SNCs, which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $378.4 million at June 30, 2026, compared to $346.3 million at December 31, 2025, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the FRB to meet short-term liquidity needs and has access to approximately $783.7 million in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $3.9 million at June 30, 2026. At June 30, 2026, Meridian had $0 in borrowings from the Federal Reserve. As a member of the FHLB, Meridian is eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of June 30, 2026, Meridian’s maximum borrowing capacity with the FHLB was $736.9 million. At June 30, 2026, Meridian had borrowed $106.0 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $161.0 million against its available credit lines. At June 30, 2026, Meridian also has $56.0 million of unsecured federal funds lines of credit with other financial institutions, with outstanding borrowings of $2 million as of June 30, 2026, as well as $314.2 million of available short or long term wholesale funding arrangements through the CDARS/ICS one-way buy program and conventional brokered CDs. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of June 30, 2026, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $6.4 million and $9.4 million for the three and six months ended June 30, 2026, as compared to income before tax of $5.2 million and $8.8 million for the same periods in 2025. The Banking Segment provided 85.8% and 93.8% of the Corporation’s pre-tax profit for the three and six months ended June 30, 2026, as compared to 71.4% and 84.8% for the same periods in 2025.
The Wealth Management Segment recorded income before tax of $574 thousand and $1.4 million for the three and six months ended June 30, 2026, as compared to income before tax of $604 thousand and $1.3 million for the same periods in 2025.
The Mortgage Banking Segment recorded income before tax of $486 thousand and a pre-tax loss $755 thousand for the three and six months ended June 30, 2026, as compared to income before tax of $1.5 million and $252 thousand for the same periods in 2025. Mortgage Banking income and expenses related to loan originations and sales increased over the comparable periods due to higher loan origination and sales volume.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2026 were $648.8 million as compared to $641.9 million at December 31, 2025.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at June 30, 2026 amounted to $10.4 million as compared to $9.4 million at December 31, 2025.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased 1 loan of $285 thousand for the three and six months ended June 30, 2026, while the Corporation repurchased 1 loan of $425 thousand for the three and six months ended June 30, 2025,

Non-GAAP Financial Measures
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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands, except share data)	June 30, 2026	December 31, 2025
Total stockholders' equity (GAAP)	$204,810	$199,716
Less: Goodwill and intangible assets	(3,360)	(3,462)
Tangible common equity (non-GAAP)	201,450	196,254

Total assets (GAAP)	2,593,176	2,561,995
Less: Goodwill and intangible assets	(3,360)	(3,462)
Tangible assets (non-GAAP)	$2,589,816	$2,558,533

Stockholders' equity to total assets (GAAP)	7.90%	7.80%
Tangible common equity to tangible assets (non-GAAP)	7.78%	7.67%

Shares outstanding	11,924	11,826

Book value per share (GAAP)	$17.18	$16.89
Tangible book value per share (non-GAAP)	$16.89	$16.59
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at June 30, 2026 and December 31, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	June 30, 2026	December 31, 2025
Allowance for credit losses (GAAP)	$21,463	$21,573

Loans and other finance receivables (GAAP)	2,177,978	2,170,600
Less: Loans at fair value	(13,619)	(14,396)
Loans and other finance receivables, excluding loans at fair value (non-GAAP)	$2,164,359	$2,156,204

Allowance for credit losses to loans and other finance receivables (GAAP)	0.99%	0.99%
Allowance for credit losses to loans and other finance receivables, excluding loans at fair value (non-GAAP)	0.99%	1.00%

The following is a reconciliation of non-performing loans, excluding the guaranteed portion of SBA loans that are classified as non-performing loans, to total loans and leases at June 30, 2026 and December 31, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of SBA guarantees from non-performing loans.

(dollars in thousands)	June 30, 2026	December 31, 2025
Non-performing loans (GAAP)	$82,073	$55,060
Less: Guaranteed portion of SBA loans classified as non-performing	(11,907)	(13,177)
Non-performing loans, excluding guaranteed portion of SBA loans (non-GAAP)	$70,166	$41,883

Total loans and leases (1)	$2,232,876	$2,204,362

Non-performing loans to total loans and leases (GAAP)	3.68%	2.50%
Non-performing loans (excluding guaranteed portion of SBA loans) to total loans and leases (non-GAAP)	3.14%	1.90%
(1) Includes loans held for sale and loans held for investment

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

	June 30,
Changes in Market Interest Rates	2026	2025
+300 basis points over next 12 months	0.75%	0.39%
+200 basis points over next 12 months	0.73%	0.49%
+100 basis points over next 12 months	0.48%	0.39%
No Change
-100 basis points over next 12 months	(0.38)%	(0.54)%
-200 basis points over next 12 months	(0.57)%	(0.93)%
-300 basis points over next 12 months	(0.79)%	(0.11)%
The above interest rate simulation suggests that as of June 30, 2026 that the Corporation’s balance sheet is fairly neutrally positioned over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

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

	June 30,
Changes in Market Interest Rates	2026	2025
+300 basis points	8%	6%
+200 basis points	7%	6%
+100 basis points	4%	4%
No Change
-100 basis points	(7)%	(7)%
-200 basis points	(18)%	(19)%
-300 basis points	(35)%	(38)%
This economic value of equity profile at June 30, 2026 suggests that an instantaneous decrease in rates would have a negative impact on value of the Banks' balance sheet. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Date:	August 7, 2026	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)