Form 10-Q
period 2026-09-30
Meridian Corp
filed 2026-11-09
CIK 1750735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 2, 2026 there were 11,941,548 outstanding shares of the issuer’s common stock, par value $1.00 per share.

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this report. As used throughout this report, the terms "Meridian", “we”, “our”, or “us” refer to Meridian Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Acronym	Description
ACBB	Atlantic Central Bankers Bank
ACH	Automated clearing house
ACL	Allowance for credit losses
AFS	Available-for-sale
AI	Artificial intelligence
ALCO	Asset/Liability Committee
ALM	Asset / liability management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At the Market common stock offering
BHC Act	Bank Holding Company Act of 1956
BOLI	Bank owned life insurance
BSA-AML	Bank Secrecy Act - Anti-Money Laundering
CBCA	Change in Bank Control Act
CBLR	Community Bank Leverage Ratio
CDARS	Certificate of Deposit Account Registry Service
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligation
CODM	Chief Operating Decision Maker
CRE	Commercial real estate
DIF	FDIC’s deposit insurance fund
ECOA	Equal Credit Opportunity Act
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FED	Federal Reserve System
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Authority
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank of Pittsburgh
FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac
FICO	Financing Corporation
FNMA	Federal National Mortgage Association or Fannie Mae
FRB	Federal Reserve Bank of Philadelphia
FTE	Fully taxable equivalent
GAAP	U.S. generally accepted accounting principles
GLB Act	Gramm-Leach-Bliley Act
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government-sponsored entities
HTM	Held-to-maturity
ICBA	Independent Community Bankers of America

JOBS Act	Jumpstart Our Business Startups Act of 2012
LBP	Look-back period
LEP	Loss emergence period
LIBOR	London Inter-bank Offering Rate
LIHTC	Low-income-housing tax credit
MBS	Mortgage-backed securities
MSLP	Main Street Lending Programs
MSR	Mortgage servicing rights
NSFR	Net stable funding ratio
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
PDBS	Pennsylvania Department of Banking and Securities
ROU	Right-of-use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SNC	Shared national credit
SOFR	Secure Overnight Financing Rate
TILA	Truth in Lending Act
TDR	Troubled debt restructuring
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran’s Affairs

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except share data)	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$11,868	$10,358
Interest-bearing deposits at other banks	16,709	25,420
Cash and cash equivalents	28,577	35,778
Securities available-for-sale, at fair value (amortized cost of $216,464 and $199,127, respectively)	203,602	193,457
Securities held-to-maturity, at amortized cost (fair value of $27,915 and $30,152, respectively)	32,395	32,544
Equity investments	2,061	2,166
Commercial loans held for sale	1,791	—
Mortgage loans held for sale	42,076	33,762
Loans and other finance receivables, net of fees and costs	2,163,832	2,170,600
Allowance for credit losses	(20,690)	(21,573)
Loans and other finance receivables, net of the allowance for credit losses	2,143,142	2,149,027
Restricted investment in bank stock	7,129	7,811
Bank premises and equipment, net	12,261	12,402
Bank owned life insurance	31,497	30,687
Accrued interest receivable	11,836	10,724
OREO and other repossessed assets	4,853	5,997
Deferred income taxes	6,103	4,215
Servicing assets	3,307	3,932
Goodwill	899	899
Intangible assets	2,410	2,563
Other assets	37,606	36,031
Total assets	$2,571,545	$2,561,995
Liabilities:
Deposits:
Non-interest bearing	$253,433	$245,377
Interest bearing	1,913,449	1,912,751
Total deposits	2,166,882	2,158,128
Borrowings	115,219	117,338
Subordinated debentures	49,736	49,853
Accrued interest payable	4,666	6,531
Other liabilities	31,414	30,429
Total liabilities	2,367,917	2,362,279
Stockholders’ equity:
Common stock, $1 par value: 25,000,000 shares authorized; 13,940,231 and 13,829,645 shares issued, respectively, and 11,937,048 and 11,826,462 shares outstanding, respectively	13,940	13,830
Surplus	91,397	90,352
Treasury stock, 2,003,183 shares, at cost	(26,079)	(26,079)
Unearned common stock held by ESOP	(1,232)	(1,232)
Retained earnings	136,149	128,124
Accumulated other comprehensive loss	(10,547)	(5,279)
Total stockholders’ equity	203,628	199,716
Total liabilities and stockholders’ equity	$2,571,545	$2,561,995
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Loans and other finance receivables, including fees	$38,898	$40,477	$115,360	$115,723
Securities - taxable	1,956	1,895	5,633	5,380
Securities - tax-exempt	320	325	964	933
Cash and cash equivalents	279	412	988	1,452
Total interest income	41,453	43,109	122,945	123,488
Interest expense:
Deposits	16,087	17,418	47,059	51,587
Borrowings and subordinated debentures	1,930	2,575	6,457	7,850
Total interest expense	18,017	19,993	53,516	59,437
Net interest income	23,436	23,116	69,429	64,051
Provision for credit losses	1,130	2,850	11,591	11,865
Net interest income after provision for credit losses	22,306	20,266	57,838	52,186
Non-interest income:
Mortgage banking income	4,703	5,914	15,329	15,069
Wealth management income	1,877	1,610	5,312	4,637
SBA loan income	(312)	1,431	453	4,167
Earnings on investment in life insurance	292	246	809	708
Net gain (loss) on sale of MSRs	—	—	(159)	415
Net change in the fair value of derivative instruments	27	129	(129)	176
Net change in the fair value of loans held-for-sale	75	(75)	(119)	198
Net change in the fair value of loans held-for-investment	(955)	213	(929)	573
Net gain (loss) on hedging activity	132	(166)	200	(129)
Other	866	651	2,858	2,751
Total non-interest income	6,705	9,953	23,625	28,565
Non-interest expense:
Salaries and employee benefits	13,619	13,613	39,198	38,177
Occupancy and equipment	1,221	991	3,576	3,366
Professional fees	1,272	1,092	3,410	3,019
Data processing and software	2,216	1,865	6,207	5,050
Advertising and promotion	934	877	2,943	2,933
Pennsylvania bank shares tax	233	254	737	792
Other	3,531	2,854	9,340	8,309
Total non-interest expense	23,026	21,546	65,411	61,646
Income before income taxes	5,985	8,673	16,052	19,105
Income tax expense	778	2,014	3,032	4,455
Net income	$5,207	$6,659	$13,020	$14,650
Basic earnings per common share	$0.44	$0.59	$1.10	$1.30
Diluted earnings per common share	$0.43	$0.58	$1.07	$1.28
Basic weighted average shares outstanding	11,900	11,325	11,857	11,252
Diluted weighted average shares outstanding	12,222	11,540	12,183	11,458
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income:	$5,207	$6,659	$13,020	$14,650

Net change in unrealized (losses) gains on investment securities available for sale:
Change in fair value of investment securities, net of tax of $(1,460) , $487, $(1,611) and $718, respectively	(5,107)	1,602	(5,621)	2,373
Reclassification adjustment for net losses realized in net income, net of tax effect of $0, $(10), $0, and $(11), respectively	—	(35)	—	(35)
Reclassification adjustment for investment securities transferred to held-to-maturity, net of tax effect of $7, $7, $21 and $21, respectively	22	22	68	66
Unrealized investment (losses) gains, net of tax effect of $(1,453), $484, $(1,590), and $728, respectively	$(5,085)	$1,589	$(5,553)	$2,404
Net change in unrealized gains (losses) on interest rate swaps used in cash flow hedges, net of tax effect of $28, $17, $84, and $167, respectively	95	17	285	(167)
Total other comprehensive (loss) income	$(4,990)	$1,606	$(5,268)	$2,237
Total comprehensive income	$217	$8,265	$7,752	$16,887
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended September 30, 2026
Balance at July 1, 2026	$13,927	$91,137	$(26,079)	$(1,232)	$132,614	$(5,557)	$204,810
Net income	—	—	—	—	5,207	—	5,207
Other comprehensive (loss)	—	—	—	—	—	(4,990)	(4,990)
Dividends declared ($0.140 per share)	—	—	—	—	(1,672)	—	(1,672)
Common stock issued through share-based awards and exercises	13	140	—	—	—	—	153
Stock based compensation expense	—	120	—	—	—	—	120
Balance at September 30, 2026	$13,940	$91,397	$(26,079)	$(1,232)	$136,149	$(10,547)	$203,628

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Nine Months Ended September 30, 2026
Balance at January 1, 2026	$13,830	$90,352	$(26,079)	$(1,232)	$128,124	$(5,279)	$199,716
Net income	—	—	—	—	13,020	—	13,020
Other comprehensive (loss)	—	—	—	—	—	(5,268)	(5,268)
Dividends declared ($0.420 per share)	—	—	—	—	(4,995)	—	(4,995)
Common stock issued through share-based awards and exercises	110	839	—	—	—	—	949
Stock based compensation expense	—	206	—	—	—	—	206
Balance at September 30, 2026	$13,940	$91,397	$(26,079)	$(1,232)	$136,149	$(10,547)	$203,628

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Three Months Ended September 30, 2025
Balance at July 1, 2025	$13,300	$82,184	$(26,079)	$(1,006)	$117,132	$(7,511)	$178,020
Net income	—	—	—	—	6,659	—	6,659
Other comprehensive income	—	—	—	—	—	1,606	1,606
Dividends declared ($0.125 per share)	—	—	—	—	(1,415)	—	(1,415)
Net issuance of common stock	189	2,601	—	—	—	—	2,790
Common stock issued through share-based awards and exercises	32	235	—	—	—	—	267
Stock based compensation expense	—	102	—	—	—	—	102
Balance at September 30, 2025	$13,521	$85,122	$(26,079)	$(1,006)	$122,376	$(5,905)	$188,029

(dollars in thousands, except per share data)	Common Stock	Surplus	Treasury Stock	Unearned ESOP	Retained Earnings	AOCI	Total
Nine Months Ended September 30, 2025
Balance at January 1, 2025	$13,243	$81,545	$(26,079)	$(1,006)	$111,961	$(8,142)	$171,522
Net income	—	—	—	—	14,650	—	14,650
Other comprehensive income	—	—	—	—	—	2,237	2,237
Dividends declared ($0.375 per share)	—	—	—	—	(4,235)	—	(4,235)
Net issuance of common stock	189	2,601	—	—	—	—	2,790
Common stock issued through share-based awards and exercises	89	700	—	—	—	—	789
Stock based compensation expense	—	276	—	—	—	—	276
Balance at September 30, 2025	$13,521	$85,122	$(26,079)	$(1,006)	$122,376	$(5,905)	$188,029
See accompanying notes to the unaudited consolidated financial statements.

MERIDIAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Net income	$13,020	$14,650
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment securities available-for-sale	—	(48)
Net amortization of investment premiums and discounts and change in fair value of equity securities	640	1,630
Depreciation and amortization (accretion), net	225	(87)
Provision for credit losses	11,591	11,865
Amortization of issuance costs on subordinated debt	94	93
Stock based compensation	206	276
Net change in fair value of derivative instruments	129	(176)
Net change in fair value of loans held for sale	119	(198)
Net change in fair value of loans held for investment	929	(573)
Amortization and net impairment of servicing rights	467	450
Net loss (gain) on sale of MSRs	159	(415)
Gain on sale of OREO	(218)	(15)
Write-down of OREO	508	—
SBA loan income	(453)	(4,167)
Proceeds from sale of loans	620,724	584,846
Loans originated for sale	(613,828)	(565,183)
Mortgage banking income	(15,329)	(15,069)
Increase in accrued interest receivable	(1,112)	(986)
(Increase) decrease in other assets	(1,162)	4,700
Earnings from investment in bank owned life insurance	(809)	(708)
Increase in deferred income tax	(332)	(977)
(Decrease) increase in accrued interest payable	(1,865)	235
(Decrease) increase in other liabilities	798	333
Net cash provided by operating activities	14,501	30,476

Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, repayments and calls	19,185	12,223
Sales	—	2,462
Purchases	(38,310)	(33,224)
Activity in held-to-maturity securities:
Maturities, repayments and calls	—	1,000
Proceeds from sale of OREO	938	15
Proceeds from sale of MSRs	—	502
Proceeds from sale of loans held for investment	20,152	76,973
Net redemptions (purchases) of restricted investments in bank stocks	682	(597)
Net increase in loans	(25,876)	(213,861)
Purchases of premises and equipment	(851)	(1,338)
Disposal of premise and equipment	—	23
Net cash used in investing activities	(24,080)	(155,822)

Cash flows from financing activities:
Net increase in deposits	8,754	125,748
Increase (decrease) in short-term borrowings	8,475	28,039
Decrease in long-term debt	(10,594)	(15,245)
Repayment of subordinated debt	(211)	(13)
Dividends paid	(4,995)	(4,235)
Stock based awards and exercises	949	789
Proceeds from issuance of common stock	—	2,790
Net cash provided by financing activities	2,378	137,873

Net change in cash and cash equivalents	(7,201)	12,527
Cash and cash equivalents at beginning of period	35,778	27,462
Cash and cash equivalents at end of period	$28,577	$39,989

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$55,381	$59,202
Income taxes:
Federal	7,240	5,650
State	520	649
Total Income taxes paid	7,760	6,299
Net loans sold, not settled	677	1,264
Non-cash transfers from long-term borrowings to short-term borrowings	10,594	—
Non-cash transfers from loans receivable to OREO	—	1,297
Non-cash transfers from loans receivable to repossessed assets	20	2,417
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

Certain prior period amounts have been reclassified to conform with current period presentation. Reclassifications had no effect on net income or stockholders’ equity. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any other period.

Income Taxes
During the third quarter of 2026, the Bank purchased transferrable federal renewable energy tax credits with a face amount of $10.0 million. The transaction was undertaken to generate economic benefit through the utilization of purchased tax credits. The transaction reduced the Corporation's income tax expense for both the three and nine months ended September 30, 2026 by approximately $600 thousand.

Recent Accounting Pronouncements
Pronouncements Adopted as of September 30, 2026:

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

Pronouncements Not Yet Effective as of September 30, 2026:

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Numerator for earnings per share:
Net income available to common stockholders	$5,207	$6,659	$13,020	$14,650

Denominators for earnings per share:
Weighted average shares outstanding	11,991	11,443	11,954	11,376
Average unearned ESOP shares	(91)	(118)	(97)	(124)
Basic weighted averages shares outstanding	11,900	11,325	11,857	11,252
Dilutive effects of assumed exercises of stock options	322	215	326	206
Diluted weighted averages shares outstanding	12,222	11,540	12,183	11,458

Basic earnings per share	$0.44	$0.59	$1.10	$1.30
Diluted earnings per share	$0.43	$0.58	$1.07	$1.28
Antidilutive shares excluded from computation of average dilutive earnings per share	2	357	2	359

(3)    Securities
The following tables present the amortized cost, allowance for credit losses, and fair value of securities at the dates indicated:

	September 30, 2026
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$20,771	$59	$(88)	$—	$20,742	10
U.S. government agency MBS	28,326	—	(1,352)	—	26,974	19
U.S. government agency CMO	77,008	9	(4,479)	—	72,538	64
State and municipal securities	42,711	—	(5,742)	—	36,969	34
U.S. Treasuries	17,040	—	(864)	—	16,176	16
Non-U.S. government agency CMO	13,010	8	(439)	—	12,579	14
Corporate bonds	17,598	270	(244)	—	17,624	10
Total securities available-for-sale	$216,464	$346	$(13,208)	$—	$203,602	167

(dollars in thousands)	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$32,395	$1	$(4,481)	$—	$27,915	20
Total securities held-to-maturity	$32,395	$1	$(4,481)	$—	$27,915	20

	December 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Fair value	# of Securities in unrealized loss position
Securities available-for-sale:
U.S. asset backed securities	$26,385	$51	$(219)	$—	$26,217	13
U.S. government agency MBS	22,396	223	(268)	—	22,351	6
U.S. government agency CMO	67,216	441	(1,526)	—	66,131	38
State and municipal securities	43,282	151	(3,401)	—	40,032	31
U.S. Treasuries	17,039	—	(833)	—	16,206	16
Non-U.S. government agency CMO	8,786	27	(207)	—	8,606	9
Corporate bonds	14,023	266	(375)	—	13,914	11
Total securities available-for-sale	$199,127	$1,159	$(6,829)	$—	$193,457	124

(dollars in thousands)	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Allowance for credit losses	Fair value	# of Securities in unrecognized loss position
Securities held to maturity:
State and municipal securities	$32,544	$22	$(2,414)	$—	$30,152	19
Total securities held-to-maturity	$32,544	$22	$(2,414)	$—	$30,152	19
Although the Corporation’s investment portfolio overall is in a net unrealized loss position at September 30, 2026, the temporary impairment in the above noted securities is primarily the result of changes in market interest rates subsequent to purchase and it is more likely than not that the Corporation will not be required to sell these securities prior to recovery to satisfy liquidity needs, and therefore, no securities warranted an ACL.
The following table shows the Corporation’s investment gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at the dates indicated:

	September 30, 2026
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$3,435	$(6)	$7,155	$(82)	$10,590	$(88)
U.S. government agency MBS	24,595	(1,033)	2,374	(319)	26,969	(1,352)
U.S. government agency CMO	51,008	(2,315)	19,864	(2,164)	70,872	(4,479)
State and municipal securities	4,520	(144)	32,448	(5,598)	36,968	(5,742)
U.S. Treasuries	—	—	16,176	(864)	16,176	(864)
Non-U.S. government agency CMO	7,967	(121)	3,903	(318)	11,870	(439)
Corporate bonds	6,837	(163)	2,202	(81)	9,039	(244)
Total securities available-for-sale	$98,362	$(3,782)	$84,122	$(9,426)	$182,484	$(13,208)

	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$2,890	$(238)	$23,785	$(4,243)	$26,675	$(4,481)
Total securities held-to-maturity	$2,890	$(238)	$23,785	$(4,243)	$26,675	$(4,481)

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available-for-sale:
U.S. asset backed securities	$6,504	$(39)	$11,285	$(180)	$17,789	$(219)
U.S. government agency MBS	3,881	(38)	3,945	(230)	7,826	(268)
U.S. government agency CMO	20,511	(178)	17,074	(1,348)	37,585	(1,526)
State and municipal securities	—	—	35,212	(3,401)	35,212	(3,401)
U.S. Treasuries	—	—	16,206	(833)	16,206	(833)
Non-U.S. government agency CMO	456	—	5,235	(207)	5,691	(207)
Corporate bonds	1,476	(26)	4,879	(349)	6,355	(375)
Total securities available-for-sale	$32,828	$(281)	$93,836	$(6,548)	$126,664	$(6,829)

	Less than 12 Months		12 Months or more		Total
(dollars in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities held-to-maturity:
State and municipal securities	$2,087	$(69)	$25,842	$(2,345)	$27,929	$(2,414)
Total securities held-to-maturity	$2,087	$(69)	$25,842	$(2,345)	$27,929	$(2,414)
As of September 30, 2026, substantially all of the Corporation’s available-for-sale investment securities were mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. As of September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 4% of stockholders’ equity.
The amortized cost and carrying value of securities are shown below by contractual maturities at the dates indicated. Actual maturities may differ from contractual maturities as issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	September 30, 2026
	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	98,120	91,511	32,172	27,692
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	223	223
Subtotal	98,120	91,511	32,395	27,915
Mortgage-related securities	118,344	112,091	—	—
Total	$216,464	$203,602	$32,395	$27,915
There were no sales of investment securities available for sale for the three and nine months ended September 30, 2026, while there were sales of investment securities available for sale for the three and nine months ended September 30, 2025 totaling $2.5 million with $65 thousand in gross gains and $17 thousand in gross losses recognized.

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
For the three and nine months ended September 30, 2026 and 2025, we had no significant ACL or provision expense and no charge-offs or recoveries on AFS or HTM securities.
Pledged Securities
As of September 30, 2026 and December 31, 2025, securities having a carrying value of $68.8 million and $69.5 million, respectively, were specifically pledged as collateral for public funds, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement.

(4)    Loans and Other Finance Receivables
The following table presents loans and other finance receivables detailed by category at the dates indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025
Real estate loans:
Commercial mortgage	$897,800	$879,440
Home equity lines and loans	117,066	107,002
Residential mortgage	225,569	236,135
Construction and land development	342,593	330,543
Total real estate loans	1,583,028	1,553,120
Commercial, industrial & other finance receivables	435,930	428,981
Small business loans	113,886	139,765
Consumer	336	329
Leases, net	28,706	45,489
Loans and other finance receivables	$2,161,886	$2,167,684

Balances included in loans and other finance receivables
Residential mortgage real estate loans accounted under fair value option, at fair value	$13,330	$14,396
Residential mortgage real estate loans accounted under fair value option, at amortized cost	16,248	16,169
Unearned lease income included in leases, net	(3,316)	(4,980)
Unamortized net deferred loan origination costs, not included in loans above	1,946	2,916
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
Past Due and Nonaccrual Loans
The following tables present an aging of the Corporation’s loans at the dates indicated:

	September 30, 2026
(dollars in thousands)	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Total past due	Current	Total accruing	Nonaccrual	Total loans and other finance receivables	% Delinquent
Commercial mortgage	$8,904	$298	$—	$9,202	$877,170	$886,372	$11,428	$897,800	2.30%
Home equity lines and loans	142	180	—	322	115,180	115,502	1,564	117,066	1.61
Residential mortgage (1)	—	759	2,472	3,231	216,188	219,419	6,150	225,569	4.16
Construction and land development	250	—	—	250	317,388	317,638	24,955	342,593	7.36
Commercial, industrial & other finance receivables	3,180	—	—	3,180	425,845	429,025	6,905	435,930	2.31
Small business loans (2)	3,028	—	—	3,028	87,275	90,303	23,583	113,886	23.37
Consumer	—	—	—	—	336	336	—	336	—
Leases, net	305	324	—	629	26,820	27,449	1,257	28,706	6.57%
Total	$15,809	$1,561	$2,472	$19,842	$2,066,202	$2,086,044	$75,842	$2,161,886	4.43%

(1) Includes $13.3 million of loans at fair value of which $13.0 million are current, zero are 30-89 days past due and $301 thousand are nonaccrual.
(2) Includes $13.6 million of loans within nonaccrual category that are guaranteed by the SBA.

	December 31, 2025
(dollars in thousands)	30-59 days past due	60-89 days past due	Total past due	Current	Total accruing	Nonaccrual	Total loans and other finance receivables	% Delinquent
Commercial mortgage	$1,059	$328	$1,387	$875,581	$876,968	$2,472	$879,440	0.44%
Home equity lines and loans	513	—	513	104,466	104,979	2,023	107,002	2.37
Residential mortgage (1)	1,843	621	2,464	223,286	225,750	10,385	236,135	5.44
Construction and land development	—	—	—	323,893	323,893	6,650	330,543	2.01
Commercial, industrial & other finance receivables	1,099	—	1,099	421,112	422,211	6,770	428,981	1.83
Small business loans (2)	739	—	739	114,245	114,984	24,781	139,765	18.26
Consumer	—	—	—	329	329	—	329	—
Leases, net	699	249	948	42,562	43,510	1,979	45,489	6.43
Total	$5,952	$1,198	$7,150	$2,105,474	$2,112,624	$55,060	$2,167,684	2.87%

(1) Includes $14.4 million of loans at fair value of which $13.3 million are current, $604 thousand are 30-89 days past due and $510 thousand are nonaccrual.
(2) Includes $13.2 million of loans within nonaccrual category that are guaranteed by the SBA.

There were no loans or other finance receivables in the tables above as of December 31, 2025, that were 90+days past due and still accruing interest.
Foreclosed and Repossessed Assets
At September 30, 2026 and December 31, 2025, there were five and 11 consumer mortgage loans, respectively, secured by residential real estate properties (included in loans, net of fees and costs on the Consolidated Balance Sheets) totaling $3.5 million and $3.1 million, respectively, for which formal foreclosure proceedings were in process.
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
Past Due and Nonaccrual Status
The following table presents the amortized costs basis of loans on nonaccrual status, net of fees and costs as of September 30, 2026 and December 31, 2025. As of September 30, 2026 there was one loan 90 days or more past due and still accruing, while as of December 31, 2025 there were no loans 90 days or more past due and still accruing.

	September 30, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual	Nonaccrual without ACL	Nonaccrual with ACL	Total nonaccrual
Commercial mortgage	$11,428	$—	$11,428	$2,472	$—	$2,472
Home equity lines and loans	1,386	178	1,564	2,023	—	2,023
Residential mortgage	4,352	1,798	6,150	9,020	1,365	10,385
Construction and land development	22,057	2,898	24,955	1,889	4,761	6,650
Commercial, industrial & other finance receivables	6,642	263	6,905	6,770	—	6,770
Small business loans (1)	18,341	5,242	23,583	18,050	6,731	24,781
Leases, net	—	1,257	1,257	—	1,979	1,979
Total	$64,206	$11,636	$75,842	$40,224	$14,836	$55,060

(1) Included in non-performing small business loans as of September 30, 2026 and December 31, 2025, are $13.6 million and $13.2 million in SBA guarantees.

There was $175 thousand and $181 thousand of interest income recorded on nonaccrual loans for the nine months ended September 30, 2026 and 2025, respectively.

Collateral-dependent Loans
The following table presents the amortized cost basis of non-accruing collateral-dependent loans and other finance receivables by class as of September 30, 2026 and December 31, 2025 under the current expected credit loss model:

	September 30, 2026			December 31, 2025
(dollars in thousands)	Real estate	Equipment and other	Total	Real estate	Equipment and other	Total
Commercial mortgage	$11,428	$—	$11,428	$2,472	$—	$2,472
Home equity lines and loans	1,564	—	1,564	2,023	—	2,023
Residential mortgage	6,150	—	6,150	10,385	—	10,385
Construction and land development	24,955	—	24,955	6,650	—	6,650
Commercial, industrial & other finance receivables	1,904	5,001	6,905	1,372	5,398	6,770
Small business loans	19,625	3,958	23,583	19,287	5,494	24,781
Total	$65,626	$8,959	$74,585	$42,189	$10,892	$53,081

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

Roll-Forward of ACL by Portfolio Segment
The following tables provide the activity of our allowance for credit losses for the three and nine months ended September 30, 2026 and September 30, 2025 under the CECL model in accordance with ASC 326:

	Three Months Ended September 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$4,431	$(5)	$—	$272	$4,698
Home equity lines and loans	1,204	—	2	(85)	1,121
Residential mortgage	986	—	—	(119)	867
Construction and land development	2,233	—	—	12	2,245
Commercial, industrial & other finance receivables	2,947	(1,282)	292	1,056	3,013
Small business loans	8,575	(935)	269	31	7,940
Consumer	—	(2)	1	1	—
Leases	1,087	(413)	175	(43)	806
Total	$21,463	$(2,637)	$739	$1,125	$20,690

	Nine Months Ended September 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,676	$(3,872)	$—	$4,894	$4,698
Home equity lines and loans	1,162	—	56	(97)	1,121
Residential mortgage	926	—	—	(59)	867
Construction and land development	2,067	—	—	178	2,245
Commercial, industrial & other finance receivables	2,982	(4,463)	594	3,900	3,013
Small business loans	9,321	(3,898)	340	2,177	7,940
Consumer	—	(6)	3	3	—
Leases	1,439	(1,613)	620	360	806
Total	$21,573	$(13,852)	$1,613	$11,356	$20,690

	Three Months Ended September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,411	$—	$—	$385	$3,796
Home equity lines and loans	1,264	—	1	76	1,341
Residential mortgage	1,097	—	—	208	1,305
Construction and land development	1,581	—	—	224	1,805
Commercial, industrial & other finance receivables	3,653	(847)	55	975	3,836
Small business loans	7,837	(997)	4	1,462	8,306
Consumer	—	(4)	1	3	—
Leases	2,008	(273)	153	(483)	1,405
Total	$20,851	$(2,121)	$214	$2,850	$21,794

	Nine Months Ended September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (recovery of provision) for credit losses	Ending balance
Commercial mortgage	$3,469	$—	$—	$327	$3,796
Home equity lines and loans	1,147	—	4	190	1,341
Residential mortgage	1,021	—	2	282	1,305
Construction and land development	923	(738)	—	1,620	1,805
Commercial, industrial & other finance receivables	3,098	(3,135)	83	3,790	3,836
Small business loans	6,304	(3,426)	36	5,392	8,306
Consumer	—	(11)	3	8	—
Leases	2,476	(1,798)	641	86	1,405
Total	$18,438	$(9,108)	$769	$11,695	$21,794
Reconciliation of Provision for Credit Losses
The following table provides a reconciliation of the provision for credit losses on the consolidated statements of income between the funded and unfunded components at the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for credit losses - funded loans	$1,125	$2,850	$11,356	$11,695
Provision for credit losses - unfunded loans	5	—	235	170
Total provision for credit losses	$1,130	$2,850	$11,591	$11,865

Allowance Allocated by Portfolio Segment
The following tables detail the allocation of the ACL and the carrying value for loans and other finance receivables by portfolio segment based on the methodology used to evaluate the loans and other finance receivables at the dates indicated:

	September 30, 2026
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$4,698	$4,698	$11,428	$886,372	$897,800
Home equity lines and loans	11	1,110	1,121	1,564	115,502	117,066
Residential mortgage (1)	178	689	867	5,849	206,390	212,239
Construction and land development	294	1,951	2,245	24,955	317,638	342,593
Commercial, industrial & other finance receivables	263	2,750	3,013	6,905	429,025	435,930
Small business loans	2,272	5,668	7,940	23,583	90,303	113,886
Consumer	—	—	—	—	336	336
Leases, net	—	806	806	—	28,706	28,706
Total (2)	$3,018	$17,672	$20,690	$74,284	$2,074,272	$2,148,556

(1) Excludes $13.3 million of loans at fair value.
(2) Excludes deferred fees.

	December 31, 2025
	Allowance for credit losses			Carrying value of loans and leases
(dollars in thousands)	Individually evaluated	Collectively evaluated	Total	Individually evaluated	Collectively evaluated	Total
Commercial mortgage	$—	$3,676	$3,676	$2,472	$876,968	$879,440
Home equity lines and loans	—	1,162	1,162	2,023	104,979	107,002
Residential mortgage (1)	122	804	926	9,875	211,864	221,739
Construction and land development	331	1,736	2,067	6,650	323,893	330,543
Commercial, industrial & other finance receivables	—	2,982	2,982	6,770	422,211	428,981
Small business loans	2,986	6,335	9,321	24,781	114,984	139,765
Consumer	—	—	—	—	329	329
Leases, net	—	1,439	1,439	—	45,489	45,489
Total (2)	$3,439	$18,134	$21,573	$52,571	$2,100,717	$2,153,288

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

The following tables detail the carrying value of loans and other finance receivables by portfolio segment based on year of origination and the credit quality indicators used to determine the allowance for credit losses at the dates indicated:

	September 30, 2026						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2026	2025	2024	2023	2022	Prior
Commercial mortgage
Pass/Watch	$58,012	$126,449	$130,220	$96,290	$156,740	$291,736	$—	$7	$859,454
Special Mention	—	—	—	10,959	244	6,365	—	—	17,568
Substandard	—	5,022	1,873	—	5,412	8,471	—	—	20,778
Total	$58,012	$131,471	$132,093	$107,249	$162,396	$306,572	$—	$7	$897,800
Year-to-date gross charge-offs	$—	$—	$—	$(5)	$(3,867)	$—	$—	$—	$(3,872)

Construction and land development
Pass/Watch	$56,325	$127,780	$75,042	$9,937	$3,265	$5,259	$—	$27,650	$305,258
Special Mention	—	—	—	—	—	6,116	—	6,264	12,380
Substandard	854	1,430	9,011	1,185	9,096	990	—	2,389	24,955
Total	$57,179	$129,210	$84,053	$11,122	$12,361	$12,365	$—	$36,303	$342,593
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial, industrial & other finance receivables
Pass/Watch	$51,908	$63,825	$59,957	$12,577	$14,347	$26,929	$—	$183,083	$412,626
Special Mention	—	—	—	—	—	554	—	8,245	8,799
Substandard	—	670	—	850	—	6,092	—	6,893	14,505
Total	$51,908	$64,495	$59,957	$13,427	$14,347	$33,575	$—	$198,221	$435,930
Year-to-date gross charge-offs	$(107)	$(2,835)	$(244)	$—	$—	$(125)	$—	$(1,152)	$(4,463)

Small business loans
Pass/Watch	$5,549	$17,805	$12,972	$12,789	$12,465	$15,219	$—	$7,311	$84,110
Special Mention	—	900	—	826	—	676	—	89	2,491
Substandard	—	3,362	1,891	4,247	2,480	11,195	—	4,110	27,285
Total	$5,549	$22,067	$14,863	$17,862	$14,945	$27,090	$—	$11,510	$113,886
Year-to-date gross charge-offs	$—	$(1,152)	$(1,315)	$(319)	$(247)	$(334)	$—	$(531)	$(3,898)

Total by risk rating
Pass/Watch	$171,794	$335,859	$278,191	$131,593	$186,817	$339,143	$—	$218,051	$1,661,448
Special Mention	—	900	—	11,785	244	13,711	—	14,598	41,238
Substandard	854	10,484	12,775	6,282	16,988	26,748	—	13,392	87,523
Total	$172,648	$347,243	$290,966	$149,660	$204,049	$379,602	$—	$246,041	$1,790,209
Total year-to-date gross charge-offs	$(107)	$(3,987)	$(1,559)	$(324)	$(4,114)	$(459)	$—	$(1,683)	$(12,233)

	December 31, 2025						Revolving Loans Converted to Term Loans	Revolving Loans	Total
	Term Loans and Other Finance Receivables
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Commercial mortgage
Pass/Watch	$116,630	$116,852	$102,516	$162,329	$127,627	$227,348	$—	$—	$853,302
Special Mention	—	—	4,487	1,474	—	4,159	—	—	10,120
Substandard	—	—	1,029	8,074	—	6,915	—	—	16,018
Total	$116,630	$116,852	$108,032	$171,877	$127,627	$238,422	$—	$—	$879,440
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development
Pass/Watch	$117,778	$118,733	$19,858	$9,212	$3,373	$8,263	$—	$29,906	$307,123
Special Mention	—	—	6,245	—	—	—	—	—	6,245
Substandard	1,430	211	1,185	9,096	1,826	492	—	2,935	17,175
Total	$119,208	$118,944	$27,288	$18,308	$5,199	$8,755	$—	$32,841	$330,543
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$(738)	$(738)

Commercial, industrial & other finance receivables
Pass/Watch	$84,183	$62,904	$16,119	$17,270	$9,224	$21,836	$—	$193,356	$404,892
Special Mention	—	—	—	145	3,857	—	—	4,608	8,610
Substandard	—	—	850	—	523	5,360	—	8,746	15,479
Total	$84,183	$62,904	$16,969	$17,415	$13,604	$27,196	$—	$206,710	$428,981
Year-to-date gross charge-offs	$(739)	$(1,487)	$(160)	$(23)	$(1,089)	$—	$—	$(1,290)	$(4,788)

Small business loans
Pass/Watch	$29,760	$17,403	$17,955	$16,903	$9,448	$8,935	$—	$10,713	$111,117
Special Mention	—	477	134	—	—	—	—	140	751
Substandard	2,567	2,127	3,893	874	10,523	4,002	—	3,911	27,897
Total	$32,327	$20,007	$21,982	$17,777	$19,971	$12,937	$—	$14,764	$139,765
Year-to-date gross charge-offs	$(1,211)	$(433)	$(550)	$(233)	$(692)	$(1,057)	$—	$(813)	$(4,989)

Total by risk rating
Pass/Watch	$348,351	$315,892	$156,448	$205,714	$149,672	$266,382	$—	$233,975	$1,676,434
Special Mention	—	477	10,866	1,619	3,857	4,159	—	4,748	25,726
Substandard	3,997	2,338	6,957	18,044	12,872	16,769	—	15,592	76,569
Total	$352,348	$318,707	$174,271	$225,377	$166,401	$287,310	$—	$254,315	$1,778,729
Total year-to-date gross charge-offs	$(1,950)	$(1,920)	$(710)	$(256)	$(1,781)	$(1,057)	$—	$(2,841)	$(10,515)

The Corporation had no loans with a risk rating of Doubtful included within recorded investment in loans and leases held for investment at September 30, 2026 and December 31, 2025.

In addition to credit quality indicators as shown in the above tables, allowance allocations for home equity lines and loans, residential mortgages, consumer loans and leases are also applied based on their year of origination and performance status at the dates indicated:

	September 30, 2026						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2026	2025	2024	2023	2022	Prior
Home equity lines and loans
Performing	$73	$952	$548	$122	$372	$2,896	$110,539	$115,502
Nonperforming	—	88	96	—	—	433	947	1,564
Total	$73	$1,040	$644	$122	$372	$3,329	$111,486	$117,066
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$8,862	$22,861	$5,783	$22,639	$115,837	$27,936	$—	$203,918
Nonperforming (2)	—	—	722	607	2,595	4,397	—	8,321
Total	$8,862	$22,861	$6,505	$23,246	$118,432	$32,333	$—	$212,239
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$47	$—	$—	$16	$4	$176	$93	$336
Nonperforming	—	—	—	—	—	—	—	—
Total	$47	$—	$—	$16	$4	$176	$93	$336
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(6)	$(6)

Leases, net
Performing	$4,767	$4,784	$301	$6,137	$9,873	$1,587	$—	$27,449
Nonperforming	25	93	—	419	679	41	—	1,257
Total	$4,792	$4,877	$301	$6,556	$10,552	$1,628	$—	$28,706
Year-to-date gross charge-offs	$(18)	$(113)	$—	$(391)	$(723)	$(368)	$—	$(1,613)

Total by Payment Performance
Performing	$13,749	$28,597	$6,632	$28,914	$126,086	$32,595	$110,632	$347,205
Nonperforming	25	181	818	1,026	3,274	4,871	947	11,142
Total	$13,774	$28,778	$7,450	$29,940	$129,360	$37,466	$111,579	$358,347
Total year-to-date gross charge-offs	$(18)	$(113)	$—	$(391)	$(723)	$(368)	$(6)	$(1,619)

(1) Excludes $13.3 million of loans at fair value.
(2) Includes non-accrual loans and a loan 90+ days past due and still accruing

	December 31, 2025						Revolving Loans	Total
	Term Loans
(dollars in thousands)	2025	2024	2023	2022	2021	Prior
Home equity lines and loans
Performing	$1,103	$658	$196	$534	$207	$3,102	$99,179	$104,979
Nonperforming	—	—	—	—	91	342	1,590	2,023
Total	$1,103	$658	$196	$534	$298	$3,444	$100,769	$107,002
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage (1)
Performing	$25,957	$8,080	$26,278	$122,566	$15,775	$13,208	$—	$211,864
Nonperforming	—	437	672	3,398	737	4,631	—	9,875
Total	$25,957	$8,517	$26,950	$125,964	$16,512	$17,839	$—	$221,739
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$—	$5	$22	$12	$—	$220	$70	$329
Nonperforming	—	—	—	—	—	—	—	—
Total	$—	$5	$22	$12	$—	$220	$70	$329
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$(11)	$(11)

Leases, net
Performing	$6,232	$482	$10,149	$19,369	$6,561	$717	$—	$43,510
Nonperforming	—	—	518	1,099	342	20	—	1,979
Total	$6,232	$482	$10,667	$20,468	$6,903	$737	$—	$45,489
Year-to-date gross charge-offs	$—	$—	$(90)	$(1,472)	$(756)	$(40)	$—	$(2,358)

Total by Payment Performance
Performing	$33,292	$9,225	$36,645	$142,481	$22,543	$17,247	$99,249	$360,682
Nonperforming	—	437	1,190	4,497	1,170	4,993	1,590	13,877
Total	$33,292	$9,662	$37,835	$146,978	$23,713	$22,240	$100,839	$374,559
Total year-to-date gross charge-offs	$—	$—	$(90)	$(1,472)	$(756)	$(40)	$(11)	$(2,369)

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
The following presents, by class, information regarding accruing and nonaccrual modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(dollars in thousands)	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	—	$—	—%	$—	3	$1,388	0.2%	$—
Construction and land development	1	3,500	1.0%	80	—	—	—%	—
Commercial, industrial & other finance receivables	6	8,843	2.0%	44	—	—	—%	—
Small business loans	2	905	0.8%	341	5	2,780	2.0%	—
Total	9	$13,248		$465	8	$4,168		$—
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Leases	—	—	—%	—	2	109	0.2%	—
Total	—	$—		$—	2	$109		$—

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(dollars in thousands)	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Related Reserve
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	3	$4,225	0.5%	$—	4	$2,347	0.3%	$—
Construction and land development	1	3,500	1.0%	80	4	11,068	3.5%	868
Commercial, industrial & other finance receivables	7	9,639	2.2%	86	3	1,949	0.5%	—
Small business loans	5	2,032	1.8%	539	9	5,186	3.8%	—
Total	16	$19,396		$705	20	$20,550		$868
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	10	$11,742	1.3%	$—	—	$—	—%	$—
Residential mortgage	1	222	0.1%	—	2	909	0.3%	—
Construction and land development	4	11,662	3.4%	97	1	3,287	1.0%	474
Commercial, industrial & other finance receivables	2	792	0.2%	—	—	—	—%	—
Small business loans	1	267	0.2%	128	1	440	0.3%	—
Leases	9	218	0.8%	2	20	953	1.9%	—
Total	27	$24,903		$227	24	$5,589		$474

The following presents, by class, information regarding accruing and nonaccrual modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Number	Financial Effect	Number	Financial Effect
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	—		3	Extend maturity date
Construction and land development	1	Extend maturity date	—
Commercial, industrial & other finance receivables	6	Conversion to term loan and short-term P&I deferment	—
Small business loans	2	Short-term P&I deferment and interest only payments	5	Extend maturity date
Total	9		8
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Leases	—		2	Extend maturity date
Total	—		2

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Number	Financial Effect	Number	Financial Effect
Accruing Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	3	Extend maturity date	4	Extend maturity date and allow additional lender funding
Construction and land development	1	Extend maturity date	4	Extend maturity date and allow additional funding
Commercial, industrial & other finance receivables	7	Extend maturity date and conversion to term loan	3	Extend maturity date
Small business loans	5	Extend maturity date, short-term interest only, short-term P&I deferment	9	Extend maturity date
Total	16		20
Nonaccrual Modifications to Borrowers Experiencing Financial Difficulty:
Commercial mortgage	10	Extend maturity date, interest only payments, interest rate adjustment	—
Residential mortgage	1	Extend maturity date	2	Extend maturity date
Construction and land development	4	Extend maturity date	1	Extend maturity date
Commercial, industrial & other finance receivables	2	Interest rate adjustment	—
Small business loans	1	Short-term P&I deferment	1	Extend maturity date
Leases	9	Extend maturity date	20	Extend maturity date
Total	27		24
There were 9 and 10 modifications granted to borrowers experiencing financial difficulty during the three months ended September 30, 2026 and September 30, 2025, respectively. There were 43 and 44 modifications granted to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 and September 30, 2025, respectively.

There were no loans that had payment defaults during the nine months ended September 30, 2026, and 2025, respectively. There were $104 thousand in commitments to lend additional funds to the borrowers experiencing financial difficulty that had modifications during the nine months ended September 30, 2026 and $1.3 million in commitments to lend additional funds to such borrowers during the nine months ended September 30, 2025.

The following presents, by class of loans, the amortized cost and performance status of accruing and nonaccrual modified loans to borrowers experiencing financial difficulty that have been modified in the last 12 months as of September 30, 2026 and 2025.

	September 30, 2026
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Commercial mortgage	$4,225	$—	$—	$—	$13,125	$17,350
Residential mortgage	—	—	—	—	222	222
Construction and land development	3,500	—	—	—	11,662	15,162
Commercial, industrial & other finance receivables	9,639	—	—	—	792	10,431
Small business loans	2,286	49	—	—	723	3,057
Leases	—	—	—	—	218	218
Total	$19,649	$49	$—	$—	$26,742	$46,440

	September 30, 2025
	Current	30-59 days past due	60-89 days past due	90+ days past due and still accruing	Nonaccrual loans and leases	Total
(dollars in thousands)
Commercial mortgage	$2,347	$—	$—	$—	$—	$2,347
Residential mortgage	—	—	—	—	1,310	1,310
Construction and land development	11,068	—	—	—	6,011	17,079
Commercial, industrial & other finance receivables	1,949	—	—	—	492	2,441
Small business loans	5,186	—	—	—	2,711	7,897
Leases	—	—	—	—	953	953
Total	$20,550	$—	$—	$—	$11,477	$32,027

(6)    Short-Term Borrowings and Long-Term Debt
The Corporation’s short-term borrowings generally consist of federal funds purchased and short-term borrowings extended under agreements with the FHLB or other correspondent banks. The Corporation has four unsecured borrowing facilities with correspondent banks for up to $56 million in total. Federal funds purchased generally represent one-day borrowings. The Corporation had $0 and $0 in Federal funds purchased at September 30, 2026 and December 31, 2025, respectively. The Corporation also has a facility with the Federal Reserve Bank discount window of $3.7 million. This facility is fully secured by investment securities and pledged loans. There were no borrowings under this at September 30, 2026 and December 31, 2025. The Corporation has a revolving line of credit with ACBB of $5 million that is used to fund operating activities of the Corporation and had an outstanding balance of $2 million at September 30, 2026.

The following table presents short-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	September 30, 2026	December 31, 2025
FHLB Open Repo Plus Weekly	6/14/2027	3.93%	$87,000	$89,999
FHLB Short-term Repo Fixed	10/14/2026	4.20%	15,625	—
ACBB Holding Company Revolving LOC	7/24/2027	7.00%	2,000	1,500
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	10,594	—
FHLB Mid-term Repo Fixed	7/14/2026	4.57%	—	15,245
Total Short-Term Borrowings			$115,219	$106,744

The following table presents long-term borrowings at the dates indicated:

(dollars in thousands)	Maturity date	Interest rate	September 30, 2026	December 31, 2025
FHLB Mid-term Repo Fixed	5/20/2027	4.70%	$—	$10,594
Total Long-Term Borrowings			$—	$10,594

The FHLB has also issued $114.6 million of letters of credit to the Corporation for the benefit of the Corporation’s public deposit funds and loan customers. These letters of credit expire throughout the remainder of 2026.
The Corporation has a maximum borrowing capacity with the FHLB of $762.7 million as of September 30, 2026 and $751.5 million as of December 31, 2025. All advances and letters of credit from the FHLB are secured by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

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
The Corporation serviced $10.7 million and $10.3 million of residential mortgage loans as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, the Corporation recognized servicing fee income of $4 thousand and $15 thousand, compared to $5 thousand and $129 thousand during the three and nine months ended September 30, 2025.
Changes in the MSR balance are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of the period	$91	$71	$86	$1,124
Servicing rights capitalized	—	14	14	22
Amortization of servicing rights	(3)	(3)	(12)	(85)
Sale of servicing assets	—	—	—	(979)
Balance at end of the period	$88	$82	$88	$82

During the second quarter of 2025 the Corporation sold approximately $979 thousand of residential mortgage loan servicing rights associated with $110.2 million of serviced loans.
The Corporation uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds and discount rates. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2026, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 8.38% and a discount rate equal to 9.50%. At December 31, 2025, the key assumptions used to determine the fair value of the Corporation’s MSRs included a lifetime constant prepayment rate equal to 9.60% and a discount rate equal to 9.50%. As interest rates increased and the number of mortgage refinancings have declined, model inputs have been adjusted to align the MSRs fair value with market conditions.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2026	December 31, 2025
Fair value of residential mortgage servicing rights	$133	$114

Weighted average life (months)	49	43

Prepayment speed	8.38%	9.60%
Impact on fair value:
10% adverse change	$(6)	$(5)
20% adverse change	(12)	(10)

Discount rate	9.50%	9.50%
Impact on fair value:
10% adverse change	$(5)	$(4)
20% adverse change	(10)	(9)
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
SBA Loans
SBA loan servicing assets are amortized over the period of the estimated future net servicing life of the underlying assets. SBA loan servicing assets are evaluated quarterly for impairment based upon the fair value of the rights as compared to their amortized cost. Impairment is recognized on the income statement to the extent the fair value is less than the capitalized amount of the SBA loan servicing asset. The Corporation serviced $289.5 million and $305.3 million of SBA loans, as of September 30, 2026 and December 31, 2025, respectively.
Changes in the SBA loan servicing asset balance are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of the period	$3,551	$3,587	$3,846	$3,258
Servicing rights capitalized	26	454	386	1,339
Amortization of servicing rights	(339)	(275)	(989)	(865)
Change in valuation allowance	(19)	(3)	(24)	31
Balance at end of the period	$3,219	$3,763	$3,219	$3,763
Amortization of SBA loan servicing rights and changes in the valuation allowance are included in SBA loan income on the consolidated statements of income.

Activity in the valuation allowance for SBA loan servicing assets was as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Valuation allowance, beginning of period	$(43)	$(40)	$(39)	$(74)
Impairment	(19)	(3)	(34)	(3)
Recovery	—	—	11	34
Valuation allowance, end of period	$(62)	$(43)	$(62)	$(43)
The Corporation uses assumptions and estimates in determining the fair value of SBA loan servicing rights. These assumptions include prepayment speeds, discount rates, and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At September 30, 2026, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 18.35% and a discount rate equal to 11.75%. At December 31, 2025, the key assumptions used to determine the fair value of the Corporation’s SBA loan servicing rights included a lifetime constant prepayment rate equal to 17.10% and a discount rate equal to 12.91%.

The sensitivity of the current fair value of the SBA loan servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table.

(dollars in thousands)	September 30, 2026	December 31, 2025
Fair value of SBA loan servicing rights	$4,206	$4,522

Weighted average life (years)	3.2	3.3

Prepayment speed	18.35%	17.10%
Impact on fair value:
10% adverse change	$(210)	$(207)
20% adverse change	(401)	(397)

Discount rate	11.75%	12.91%
Impact on fair value:
10% adverse change	$(96)	$(101)
20% adverse change	(187)	(197)
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
Commercial Loans Held for Sale
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
The following table presents the fair value of financial assets measured at fair value on a recurring basis by level within the fair value hierarchy at the dates indicated:

	September 30, 2026
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$20,742	$—	$20,742	$—
U.S. government agency MBS	26,974	—	26,974	—
U.S. government agency CMO	72,538	—	72,538	—
State and municipal securities	36,969	—	36,969	—
U.S. Treasuries	16,176	16,176	—	—
Non-U.S. government agency CMO	12,579	—	12,579
Corporate bonds	17,624	—	17,624	—
Equity investments	2,061	—	2,061	—
Commercial loans held for sale	1,791	—	1,791	—
Mortgage loans held for sale	42,076	—	42,076	—
Mortgage loans held for investment	13,330	—	13,330	—
Interest rate lock commitments	174	—	—	174
Forward commitments	139	—	139	—
Customer derivatives - interest rate swaps	1,914	—	1,914	—
Fair Value Hedge	20	—	20	—
Total	$265,107	$16,176	$248,757	$174

Liabilities
Interest rate lock commitments	$174	$—	$—	$174
Customer derivatives - interest rate swaps	1,902	—	1,902	—
Customer derivatives - Risk Participation Agreements	9	—	9	—
Interest rate swaps	7	—	7	—
Total	$2,092	$—	$1,918	$174

	December 31, 2025
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets
Securities available for sale:
U.S. asset backed securities	$26,217	$—	$26,217	$—
U.S. government agency MBS	22,351	—	22,351	—
U.S. government agency CMO	66,131	—	66,131	—
State and municipal securities	40,032	—	40,032	—

U.S. Treasuries	16,206	16,206	—	—
Non-U.S. government agency CMO	8,606	—	8,606	—
Corporate bonds	13,914	—	13,914	—
Equity investments	2,166	—	2,166	—
Mortgage loans held for sale	33,762	—	33,762	—
Mortgage loans held for investment	14,396	—	14,396	—
Interest rate lock commitments	402	—	—	402
Customer derivatives - interest rate swaps	1,909	—	1,909	—
Fair Value Hedge	21	—	21	—
Total	$246,112	$16,206	$229,504	$402

Liabilities
Interest rate lock commitments	$13	$—	$—	$13
Forward commitments	32	—	32	—
Customer derivatives - interest rate swaps	1,929	—	1,929	—
Customer derivatives - Risk Participation Agreements	23	—	23	—
Interest rate swaps	281	—	281	—
Total	$2,278	$—	$2,265	$13
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025
SBA loan servicing rights	$3,219	$3,846
OREO and other repossessed assets	4,853	5,997
Individually evaluated loans (1)
Construction	2,604	4,430
Small business loans	2,970	3,745
Total	$13,646	$18,018

(1) Individually evaluated loans are those in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.
The following table details the valuation techniques for Level 3 assets.

(dollars in thousands)	September 30, 2026
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
OREO and other repossessed assets	$4,853	Appraisal of collateral	Costs to sell	6% - 13% discount	10%
Individually evaluated loans	5,574	Appraisal of collateral	Costs to sell	8%-50% discount	27%

(dollars in thousands)	December 31, 2025
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
OREO and other repossessed assets	$5,997	Appraisal of collateral	Costs to sell	6% - 13% discount	10%
Individually evaluated loans	8,175	Appraisal of collateral	Costs to sell	2%-48% discount	24%

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

Individually Evaluated Loans
Individually evaluated loans are those in which the Corporation has determined they no longer shares similar risk characteristics with loans in an existing pool and therefore require evaluation on an individual basis. The Corporation measures the expected credit losses for such loans based on the fair value of the loan's collateral and discounted cash flow analysis, where appropriate. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Individually evaluated loans are evaluated on a quarterly basis and expected credit losses are adjusted in accordance with the ACL policy, if deemed necessary.
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

The following table presents the estimated fair values of the Corporation’s financial instruments at the dates indicated:

	Fair Value Hierarchy Level	September 30, 2026		December 31, 2025
(dollars in thousands)		Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	Level 1	$28,577	$28,577	$35,778	$35,778
Commercial loans held for sale	Level 2	1,791	1,791	—	—
Mortgage loans held for sale	Level 2	42,076	42,076	33,762	33,762
Loans and other finance receivables, net of ACL	Level 3	2,129,812	2,057,394	2,134,630	2,108,242
Mortgage loans held for investment	Level 2	13,330	13,330	14,396	14,396
Financial liabilities:
Deposits	Level 2	$2,166,882	$2,127,200	$2,158,128	$2,179,800
Borrowings	Level 2	115,219	115,200	117,338	117,700
Subordinated debentures	Level 2	49,736	49,529	49,853	49,597
The following table includes a rollforward of interest rate lock commitments for which the Corporation utilized Level 3 inputs to determine fair value on a recurring basis for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of the period	$200	$346	$389	$216
Change in value	(200)	5	(389)	135
Balance at end of the period	$—	$351	$—	$351
The following table details the valuation techniques for Level 3 interest rate lock commitments.

(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs	Weighted Average
September 30, 2026	$—	Market comparable pricing	Pull through	1 - 99%	92.99%
December 31, 2025	389	Market comparable pricing	Pull through	1 - 99%	85.31%

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

In June 2023 the Corporation entered into three interest rate swaps classified as cash flow hedges with notional amounts of $25 million each, to hedge the interest payments paid on short term borrowings. Under the terms of the three swap agreements, the Corporation pays average fixed rates of 4.070%, 4.027% and 4.117%, and receives variable rates in return indexed to SOFR. The swap agreements with 4.070% and 4.027% average fixed rates matured on June 15, 2026 and May 31, 2026, respectively. The remaining swap matures in December 2026. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in cash flows of the hedged item. For the three and nine months ended September 30, 2026, approximately $95 thousand and $285 thousand, net of tax, is recorded in total comprehensive income as unrealized gains, while for the three and nine months ended September 30, 2025, approximately $17 thousand and $167 thousand, net of tax, is recorded in total comprehensive income as an unrealized gain and an unrealized loss, respectively. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2026. At September 30, 2026 and December 31, 2025, the combined notional amount of the interest rate swaps was $25 million and $75 million, respectively, and the fair value was a liability of $7 thousand and $281 thousand, respectively.
In August 2024 the Corporation entered into an interest rate swap classified as a fair value hedge with a notional amount of $40 million, to hedge the interest payments received on a pool of residential mortgage loans held in portfolio. Under the terms of the swap agreement, the Corporation pays an average fixed rate of 3.60% and receives a variable rate in return indexed to SOFR. The swap matures August 2027. The Corporation performed an assessment of the hedge for effectiveness at the inception of the hedge and performs an assessment on a recurring basis and determined that the derivative currently is and is expected to be highly effective in offsetting changes in fair value of the hedged item. For the three and nine months ended September 30, 2026, approximately $5 thousand and $(1) thousand, respectively, net of tax, is recorded as a fair values adjustment. These amounts could differ from amounts actually recognized due to changes in interest rates, hedge de-designations and the addition of other hedges subsequent to September 30, 2026.

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

The following table presents a summary of notional amounts and fair values of derivative financial instruments at the dates indicated:

		September 30, 2026		December 31, 2025
(dollars in thousands)	Balance Sheet Line Item	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive fair values	Other assets	$31,296	$174	$40,370	$402
Negative fair values	Other liabilities	20,538	(174)	2,735	(13)
Total		$51,834	$—	$43,105	$389

Forward Commitments
Positive fair values	Other assets	$7,750	$139	$—	$—
Negative fair values	Other liabilities	—	—	8,000	(32)
Total		$7,750	$139	$8,000	$(32)

Customer Derivatives - Interest Rate Swaps
Positive fair values	Other assets	$52,293	$1,914	$53,954	$1,909
Negative fair values	Other liabilities	52,293	(1,902)	53,954	(1,929)
Total		$104,586	$12	$107,908	$(20)

Customer Derivatives - Risk Participation Agreements
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	46,545	(9)	24,166	(23)
Total		$46,545	$(9)	$24,166	$(23)

Fair Value Hedge
Positive fair values	Other assets	$40,000	$20	$40,000	$21
Negative fair values	Other liabilities	—	—	—	—
Total		$40,000	$20	$40,000	$21

Interest Rate Swaps
Positive fair values	Other assets	$—	$—	$—	$—
Negative fair values	Other liabilities	25,000	(7)	75,000	(281)
Total		$25,000	$(7)	$75,000	$(281)

Total derivative financial instruments		$275,715	$155	$298,179	$54
Interest rate lock commitments are considered Level 3 in the fair value hierarchy, while the forward commitments and interest rate swaps are considered Level 2 in the fair value hierarchy.
The following table presents a summary of the net change in the fair value of derivative instruments:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Interest Rate Lock Commitments	$(200)	$(17)	$(389)	$109
Forward Commitments	194	108	171	(33)
Customer Derivatives - Interest Rate Swaps	19	7	32	(39)
Customer Derivatives - Risk Participation Agreements	14	31	57	139
Net change in the fair value of derivative instruments	$27	$129	$(129)	$176
Net realized gains on derivative hedging activities were $132 thousand and $200 thousand for the three and nine months ended September 30, 2026, and net realized losses of $166 thousand and $129 thousand, for the three and nine months ended September 30, 2025, and are included in non-interest income in the consolidated statements of income.

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

	Segment Information
	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$40,836	$—	$617	$41,453	$42,584	$—	$525	$43,109
Interest expense	17,597	(59)	479	18,017	19,612	(43)	424	19,993
Net interest income	23,239	59	138	23,436	22,972	43	101	23,116
Provision for credit losses	1,130	—	—	1,130	2,850	—	—	2,850
Net interest income after provision	22,109	59	138	22,306	20,122	43	101	20,266

Non-interest Income:
Mortgage banking income	76	—	4,627	4,703	76	—	5,838	5,914
Wealth management income	—	1,877	—	1,877	—	1,610	—	1,610
SBA loan income	(312)	—	—	(312)	1,431	—	—	1,431
Net change in fair values	34	—	(887)	(853)	38	—	229	267
Net gain (loss) on hedging activity	—	—	132	132	—	—	(166)	(166)
Other	1,057	—	101	1,158	818	—	79	897
Non-interest income	855	1,877	3,973	6,705	2,363	1,610	5,980	9,953

Non-interest expense:
Salaries and employee benefits	8,111	862	4,646	13,619	8,270	817	4,526	13,613
Occupancy and equipment	941	23	257	1,221	748	2	241	991
Professional fees	1,108	65	99	1,272	947	62	83	1,092
Data processing and software	1,766	54	396	2,216	1,441	44	380	1,865
Advertising and promotion	637	151	146	934	657	105	115	877
Pennsylvania bank shares tax	230	3	—	233	250	4	—	254
Other	3,236	89	206	3,531	2,518	107	229	2,854
Non-interest expense	16,029	1,247	5,750	23,026	14,831	1,141	5,574	21,546
Income (loss) before income taxes	$6,935	$689	$(1,639)	$5,985	$7,654	$512	$507	$8,673

	As of September 30, 2026				As of September 30, 2025
Total Assets	$2,481,127	$14,610	$75,808	$2,571,545	$2,478,694	$12,559	$49,877	$2,541,130

	Segment Information
	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(Dollars in thousands)	Bank	Wealth	Mortgage	Total	Bank	Wealth	Mortgage	Total
Interest income	$121,385	$—	$1,560	$122,945	$122,141	$—	$1,347	$123,488
Interest expense	52,475	(177)	1,218	53,516	58,440	(116)	1,113	59,437
Net interest income	68,910	177	342	69,429	63,701	116	234	64,051
Provision for credit losses	11,591	—	—	11,591	11,865	—	—	11,865
Net interest income after provision	57,319	177	342	57,838	51,836	116	234	52,186

Non-interest Income:
Mortgage banking income	147	—	15,182	15,329	126	—	14,943	15,069
Wealth management income	(1)	5,313	—	5,312	(1)	4,638	—	4,637
SBA loan income	453	—	—	453	4,167	—	—	4,167
(Loss) gain on sale of MSRs	—	—	(159)	(159)	32	—	383	415
Net change in fair values	91	—	(1,268)	(1,177)	101	—	846	947
Net gain (loss) on hedging activity	—	—	200	200	—	—	(129)	(129)
Other	3,408	—	259	3,667	2,879	—	580	3,459
Non-interest income	4,098	5,313	14,214	23,625	7,304	4,638	16,623	28,565

Non-interest expense:
Salaries and employee benefits	23,347	2,322	13,529	39,198	23,663	2,030	12,484	38,177
Occupancy and equipment	2,745	66	765	3,576	2,269	12	1,085	3,366
Professional fees	2,912	168	330	3,410	2,643	124	252	3,019
Data processing and software	4,885	150	1,172	6,207	3,799	129	1,122	5,050
Advertising and promotion	2,122	421	400	2,943	2,301	297	335	2,933
Pennsylvania bank shares tax	727	10	—	737	779	13	—	792
Other	8,304	278	758	9,340	7,185	304	821	8,309
Non-interest expense	45,042	3,415	16,954	65,411	42,639	2,908	16,099	61,646
Income (loss) before income taxes	$16,375	$2,075	$(2,398)	$16,052	$16,501	$1,846	$758	$19,105

	As of September 30, 2026				As of September 30, 2025
Total Assets	$2,481,127	$14,610	$75,808	$2,571,545	$2,478,694	$12,559	$49,877	$2,541,130
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
Executive Overview
The following items highlight the Corporation’s changes in its financial condition as of September 30, 2026 compared to December 31, 2025 and the results of operations for the three and nine months ended September 30, 2026 compared to the same periods in 2025. More detailed information related to these highlights can be found in the sections that follow.
Changes in Financial Condition - September 30, 2026 Compared to December 31, 2025
•Total assets increased $9.6 million, or 0.4%, to $2.6 billion as of September 30, 2026.
•Portfolio loans decreased $5.8 million, or 0.3%, to $2.2 billion as of September 30, 2026.
•Mortgage loans held for sale increased $8.3 million, or 24.6%, to $42.1 million as of September 30, 2026.
•Total deposits increased $8.8 million or 0.4% to $2.2 billion as of September 30, 2026.
•The Corporation earned net income of $13.0 million during the nine months ended September 30, 2026 and returned $5.0 million of capital to Meridian shareholders during this period through a $0.14 dividend per share in each of the first three quarters of the year.

Three Month Results of Operations - September 30, 2026 Compared to September 30, 2025
•Net income was $5.2 million, or $0.43 per diluted share, down $1.5 million, or 21.8%, driven by lower non-interest income and higher non-interest expense, partially offset by a lower provision for credit losses, and slightly higher net interest income.
•The return on average assets and return on average equity were 0.80% and 9.97%, respectively, for the third quarter 2026, compared to 1.04% and 14.42%, respectively, for the third quarter 2025.
•Net interest income increased $320 thousand, or 1.4%, to $23.4 million with a consistent net interest margin of 3.77% for both periods. Despite the consistent net interest margin, total interest income decreased $1.7 million or 3.8%, over this period, while total interest expense decreased $2.0 million, or 9.9%.
•The overall provision for credit losses decreased $1.7 million when comparing the third quarter 2026 to the third quarter 2025. The provision on funded loans decreased $1.7 million over the three month comparable period in 2025 driven by a combination of a lower level of loan growth, a reduction in specific reserves on non-performing loans, and a decrease in net charge-offs over this period.
•Non-interest income decreased $3.2 million, or 32.6%, to $6.7 million driven by a $1.7 million decline in SBA loan income, a decrease of $1.2 million in mortgage banking income, and a decrease of $1.2 million in net change in the fair value of loans held-for-investment.
•Non-interest expense increased $1.5 million, or 6.9%, to $23.0 million due largely to an increase of $351 thousand in data processing and software expense, a $230 thousand increase in occupancy and equipment expense, combined with a $677 thousand increase in other non-interest expense, and a $180 thousand increase in professional fees.

Nine Month Results of Operations - September 30, 2026 Compared to September 30, 2025
•Net income was $13.0 million, or $1.07 per diluted share, down $1.6 million, or 11.1%, driven by a decrease in non-interest income, an increase in non-interest expense, partially offset by an increase in net interest income and a reduction in the provision for credit losses.
•The return on average assets and return on average equity were 0.68% and 8.51%, respectively, for the nine months ended September 30, 2026, compared to 0.79% and 10.98%, respectively, for the nine months ended September 30, 2025.

•Net interest margin increased to 3.76% from 3.59% due to the impact of a reduction in deposit and borrowing costs outpacing the decreased yield on interest earnings assets, mainly loans.
•The overall provision for credit losses decreased $274 thousand when comparing the nine months ended September 30, 2026 to September 30, 2025, due to the decline in loan growth period over period, combined with an improvement in certain macro-economic factors in the underlying forecast models utilized in the ACL calculations.
•Non-interest income decreased $4.9 million, or 17.3%, to $23.6 million driven by a $3.7 million decrease in SBA loan income, and an overall $1.8 million negative impact of fair value changes related to mortgage banking activities. These changes were partially offset by a $260 thousand increase in mortgage banking income, and a $675 thousand increase in wealth management fee income.
•Non-interest expense increased $3.8 million, or 6.1%, to $65.4 million due to an increase of $1.0 million in salaries and employee benefits, an increase of $1.2 million in data processing and software expense, combined with a $391 thousand increase in professional fees, and an increase of $1.0 million in other non-interest expense.

Key Performance Ratios
The following table presents key financial performance ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Return on average assets, annualized	0.80%	1.04%	0.68%	0.79%
Return on average equity, annualized	9.97%	14.42%	8.51%	10.98%
Net interest margin (tax-equivalent)	3.77%	3.77%	3.76%	3.59%
Basic earnings per share	$0.44	$0.59	$1.10	$1.30
Diluted earnings per share	$0.43	$0.58	$1.07	$1.28
The following table presents certain key period-end balances and ratios at the dates indicated:

(dollars in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Book value per common share	$17.06	$16.89
Tangible book value per common share (1)	$16.78	$16.59
Allowance as a percentage of loans and other finance receivables (excluding loans at fair value)	0.96%	1.00%
Tier I capital to risk weighted assets - Corporation	8.97%	8.68%
Tangible common equity to tangible assets ratio - Corporation (1)	7.80%	7.67%
Loans and other finance receivables, net of fees and costs	$2,163,832	$2,170,600
Total assets	$2,571,545	$2,561,995
Total stockholders’ equity	$203,628	$199,716

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

NET INTEREST INCOME
Net interest income is an integral source of the Corporation’s revenue. The tables below present a summary for the three and nine months ended September 30, 2026 and 2025, of the Corporation’s average balances and yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The net interest margin is the net interest income as a percentage of average interest-earning assets. The net interest spread is the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The difference between the net interest margin and the net interest spread is the result of net free funding sources such as non-interest bearing deposits and stockholders’ equity.
Analyses of Interest Rates and Interest Differential
The table below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields on a tax equivalent basis.

	For the Three Months Ended September 30,
(dollars in thousands)	2026			2025
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$29,293	$279	3.78%	$37,001	$412	4.42%
Investment securities - taxable	182,611	1,956	4.25	172,404	1,895	4.36
Investment securities - tax exempt (1)	54,341	362	2.64	53,909	400	2.94
Loans held for sale	40,695	624	6.08	33,296	536	6.39
Loans held for investment	2,162,950	38,274	7.02	2,146,651	39,942	7.38
Total loans	2,203,645	38,898	7.00	2,179,947	40,478	7.37
Total interest-earning assets	2,469,890	41,495	6.67%	2,443,261	43,185	7.01%
Noninterest earning assets	97,526			91,304
Total assets	$2,567,416			$2,534,565
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$157,802	$1,183	2.97%	$173,023	$1,314	3.01%
Money market and savings deposits	1,000,149	7,239	2.87	973,952	8,322	3.39
Time deposits	777,763	7,665	3.91	743,472	7,782	4.15
Total interest - bearing deposits	1,935,714	16,087	3.30	1,890,447	17,418	3.66
Borrowings	77,239	908	4.66	123,695	1,495	4.80
Subordinated debentures	49,716	1,022	8.16	49,802	1,080	8.60
Total interest-bearing liabilities	2,062,669	18,017	3.47	2,063,944	19,993	3.84
Noninterest-bearing deposits	261,051			253,374
Other noninterest-bearing liabilities	36,506			34,005
Total liabilities	2,360,226			2,351,323
Total stockholders' equity	207,190			183,242
Total stockholders' equity and liabilities	$2,567,416			$2,534,565
Net interest income and spread (1)		$23,478	3.20		$23,192	3.17
Net interest margin (1)			3.77%			3.77%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

	For the Nine Months Ended September 30,
(dollars in thousands)	2026			2025
	Average Balance	Interest Income/ Expense	Yields/ Rates	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets:
Cash and cash equivalents	$34,805	$988	3.80%	$43,574	$1,452	4.46%
Investment securities - taxable	178,001	5,633	4.23	166,431	5,380	4.32
Investment securities - tax exempt (1)	54,832	1,146	2.79	54,350	1,150	2.83
Loans held for sale	35,131	1,578	6.01	28,567	1,364	6.38
Loans held for investment (1)	2,173,203	113,782	7.00	2,100,305	114,364	7.28
Total loans	2,208,334	115,360	6.98	2,128,872	115,728	7.27
Total interest-earning assets	2,475,972	123,127	6.65%	2,393,227	123,710	6.91%
Noninterest earning assets	99,838			89,446
Total assets	$2,575,810			$2,482,673
Liabilities and stockholders' equity:
Interest-bearing demand deposits	$156,042	$3,373	2.89%	$165,309	$3,897	3.15%
Money market and savings deposits	1,011,443	21,571	2.85	944,118	24,227	3.43
Time deposits	763,699	22,115	3.87	733,526	23,463	4.28
Total interest - bearing deposits	1,931,184	47,059	3.26	1,842,953	51,587	3.74
Borrowings	98,634	3,434	4.65	128,526	4,636	4.82
Subordinated debentures	49,708	3,023	8.13	49,775	3,214	8.63
Total interest-bearing liabilities	2,079,526	53,516	3.44	2,021,254	59,437	3.93
Noninterest-bearing deposits	254,658			249,127
Other noninterest-bearing liabilities	37,053			33,954
Total liabilities	2,371,237			2,304,335
Total stockholders' equity	204,573			178,338
Total stockholders' equity and liabilities	$2,575,810			$2,482,673
Net interest income and spread (1)		$69,611	3.21		$64,273	2.98
Net interest margin (1)			3.76%			3.59%

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Rate / Volume Analysis
The rate/volume analysis table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, allocated by rate and volume. Changes in interest income and/or expense attributable to both rate and volume have been allocated proportionately based on the relationship of the absolute dollar amount of the change in each category.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 Compared to 2025
(dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Cash and cash equivalents	$(55)	$(78)	$(133)	$(197)	$(267)	$(464)
Investment securities - taxable	(49)	110	61	(115)	368	253
Investment securities - tax exempt (1)	(41)	3	(38)	(14)	10	(4)
Loans held for sale	(26)	114	88	(85)	299	214
Loans held for investment (1)	(1,969)	301	(1,668)	(4,479)	3,897	(582)
Total loans	(1,995)	415	(1,580)	(4,564)	4,196	(368)
Total interest income	$(2,140)	$450	$(1,690)	$(4,890)	$4,307	$(583)
Interest expense:
Interest-bearing demand deposits	$(17)	$(114)	$(131)	$(313)	$(211)	$(524)
Money market and savings deposits	(1,302)	219	(1,083)	(4,297)	1,641	(2,656)
Time deposits	(467)	350	(117)	(2,285)	937	(1,348)
Total interest - bearing deposits	(1,786)	455	(1,331)	(6,895)	2,367	(4,528)
Borrowings	(40)	(547)	(587)	(156)	(1,046)	(1,202)
Subordinated debentures	(56)	(2)	(58)	(187)	(4)	(191)
Total interest expense	$(1,882)	$(94)	$(1,976)	$(7,238)	$1,317	$(5,921)
Interest differential	$(258)	$544	$286	$2,348	$2,990	$5,338

(1)Yields and net interest income are reflected on a tax-equivalent basis.

Three Months Ended September 30, 2026 Compared to the Same Period in 2025
For the three months ended September 30, 2026 as compared to the same period in 2025, tax-equivalent interest income decreased $1.7 million as favorable volume changes contributed $450 thousand to interest income, but this was offset by a $2.1 million unfavorable change in rates. The unfavorable change in rates led to a 36 basis point decline in the yield on loans held for investment, which had a $2.0 million unfavorable impact on interest income. This decline in rates was largely due to the 25 basis point decline in the prime interest rate over this period. The loans held for investment average balances increased $16.3 million, leading to a favorable volume impact on interest income of $301 thousand, while the increase in loans held for sale average balances of $7.4 million also had a small but favorable impact to interest income of $114 thousand. Growth in the loans held for investment portfolio was led by average balance increases in construction loans ($88.3 million), commercial real estate ($74.1 million), commercial loans ($31.6 million), and home equity loans ($25.3 million), partially offset by a decline in the average balance of residential real estate loans of ($27.6 million), and a decline of ($38.7 million) in the average balance of small business loans.

On the funding side, overall interest expense decreased $2.0 million. The cost of deposits was down across the board as the prime rate was 25 basis points higher in the prior year comparable period, leading to a $1.3 million decrease to interest expense. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits decreased 4, 52, and 24 basis points, respectively, while the cost of borrowings decreased 14 basis points. Interest expense was down overall due to these rate changes, and an increase in average balances had a favorable impact of $94 thousand on interest expense. Money market/savings accounts were the largest drivers of the volume increase as average balances on such accounts increased $26.2 million, time deposit average balances increased $34.3 million, but the average balances on interest-bearing demand deposits decreased $15.2 million, and borrowings decreased $46.5 million on average.

Overall, the $286 thousand increase in net interest income over this period was attributable largely to the drop in the prime rate, as the 34 basis point decline in the yield on interest-earning assets was offset by a 37 basis point drop in the cost of interest-bearing liabilities.

Nine Months Ended September 30, 2026 Compared to the Same Period in 2025
For the nine months ended September 30, 2026 as compared to the same period in 2025, tax-equivalent interest income decreased $583 thousand as favorable volume changes contributed $4.3 million to interest income, but this was offset by a $4.9 million unfavorable change in rates as the prime rate was 25 basis points higher as of September 30, 2025. The loans held for investment average balances increased $72.9 million, leading to a favorable volume impact on interest income of $3.9 million, while the increase in loans held for sale average balances of $6.6 million had a favorable impact to interest income of $299 thousand. Growth in the loans held for investment portfolio was led by average balance increases in construction loans ($58.7 million), commercial real estate ($31.7 million), commercial loans ($21.3 million), and home equity loans ($13.7 million). The unfavorable change in rates led to decreased yields on loans held for sale (down 37 basis points) and loans held for investment (down 28 basis points) that unfavorably impact interest income by $4.6 million, overall.

On the funding side, overall interest expense decreased $5.9 million. Interest expense on deposits decreased $4.5 million as the cost of all deposit types decreased. The cost of interest-bearing demand deposits, money market and savings accounts and time deposits decreased 26 basis points, 58 basis points and 41 basis points, respectively, while the cost of borrowings decreased by 17 basis points as well. From a volume perspective, money market/savings account average balances increased $67.3 million, while time deposit average balances increased $30.2 million, and the average balance on interest-bearing demand deposits decreased $9.3 million, and borrowings decreased $29.9 million on average.

Overall, the $5.3 million increase in net interest income over this period was driven largely by the drop in the prime rate, as the 26 basis point decline in the yield on interest-earning assets was offset by a 49 basis point drop in the cost of interest-bearing liabilities.

PROVISION FOR CREDIT LOSSES
Three and Nine Months Ended September 30, 2026 Compared to the Same Periods in 2025
The total provision for credit losses decreased $1.7 million on a net basis for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The provision on funded loans decreased $1.7 million over the three month comparable period in 2025 driven by a combination of a lower level of loan growth, a reduction in specific reserves on non-performing loans, and a decrease in net charge-offs over this period. There was a $5 thousand provision on unfunded loan commitments for the three months ended September 30, 2026, while for the three months ended September 30, 2025 there was zero provision on unfunded loan commitments.

The total provision for credit losses decreased $274 thousand on a net basis for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The provision on funded loans decreased $339 thousand over the nine month comparable period in 2025 despite an increase of $4.7 million in charge-offs over this period, with $3.9 million of the increase in charge-offs coming from a loan participated to us by another financial institution that became non-performing in the first quarter of 2026. The decrease in provision for credit losses was due to slightly negative portfolio loan growth for the nine months ended September 30, 2026, compared to loan growth for the nine months September 30, 2025 amounting to 6.6%, combined with an improvement in certain macro-economic factors in the underlying forecast models utilized in the ACL calculations. There was a $235 thousand provision on unfunded loan commitments for the nine months ended September 30, 2026, while for the nine months September 30, 2025 there was an unfunded provision of $170 thousand.

NON-INTEREST INCOME
Three Months Ended September 30, 2026 Compared to the Same Period in 2025
The following table presents the components of non-interest income for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Mortgage banking income	$4,703	$5,914	$(1,211)	(20.5)%
Wealth management income	1,877	1,610	267	16.6%
SBA loan income	(312)	1,431	(1,743)	(121.8)%
Earnings on investment in life insurance	292	246	46	18.7%
Net change in the fair value of derivative instruments	27	129	(102)	(79.1)%
Net change in the fair value of loans held-for-sale	75	(75)	150	200.0%
Net change in the fair value of loans held-for-investment	(955)	213	(1,168)	(548.4)%
Net gain (loss) on hedging activity	132	(166)	298	179.5%

	Three Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Other	866	651	215	33.0%
Total non-interest income	$6,705	$9,953	$(3,248)	(32.6)%
Total non-interest income decreased $3.2 million due to decreases in SBA loan income, mortgage banking income, as well as a decrease in net change in the fair value of residential loans held-for-investment. Partially offsetting these declines were an increase in wealth management income, an improvement in the net change in the fair value of loans held-for-sale, an increase in the net gain on hedging activity, and increase in other non-interest income.
Mortgage banking income decreased $1.2 million over the comparable quarterly period, driven by a 45 basis point decrease in the gain on sale margin, and a $5.9 million decrease in the volume of loans sold over this period.
SBA loan income decreased $1.7 million over this period as the volume of SBA loans sold for the quarter-ended September 30, 2026 was $23.8 million lower than the sales for the quarter-ended September 30, 2025, combined with the impact of amortization expense on SBA loan servicing rights and related valuation allowance adjustments.
There was also a $1.2 million unfavorable change in the fair value of residential loans held-for-investment due largely to the rapid rise in the 10 year U.S. Treasury rate leading up to September 30, 2026, where from September 30, 2025 to September 30, 2026 the 10 year U.S. Treasury rate increased over 100 basis points.
Wealth management income was $1.9 million for the quarter, up 16.6% from the prior year comparable quarter due to the double digit improvement in stock market indices at the end of the prior quarter, which drives a large percentage of fee income calculations.

Nine Months Ended September 30, 2026 Compared to the Same Period in 2025
The following table presents the components of non-interest income for the periods indicated:

	Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Mortgage banking income	$15,329	$15,069	$260	1.7%
Wealth management income	5,312	4,637	675	14.6%
SBA loan income	453	4,167	(3,714)	(89.1)%
Earnings on investment in life insurance	809	708	101	14.3%
Net gain (loss) on sale of MSRs	(159)	415	(574)	(138.3)%
Net change in the fair value of derivative instruments	(129)	176	(305)	(173.3)%
Net change in the fair value of loans held-for-sale	(119)	198	(317)	(160.1)%
Net change in the fair value of loans held-for-investment	(929)	573	(1,502)	(262.1)%
Net gain (loss) on hedging activity	200	(129)	329	255.0%
Other	2,858	2,751	107	3.9%
Total non-interest income	$23,625	$28,565	$(4,940)	(17.3)%
Total non-interest income decreased $4.9 million, despite increases in mortgage banking income and wealth management income over the nine month comparable period, due to decreases in SBA loan income and net change in the fair value of loans-held-for-investment.
SBA loan income decreased $3.7 million over this period as the volume of SBA loans sold for the nine months ended September 30, 2026 was lower by $56.8 million, compared to the nine months ended September 30, 2025, while the gross margin on sale was 8.1% for the nine months ended September 30, 2026 compared to 7.0% for the nine months ended September 30, 2025.
Included in the nine months ended September 30, 2025 was the sale of $979 thousand in MSRs that resulted in a net gain on sale of $415 thousand, compared to a net loss on sale of MSRs of $159 thousand was recorded during the nine months ended September 30, 2026.
There was also a $1.5 million unfavorable change in the fair value of loans held-for-investment due largely to the rapid rise in the 10 year U.S. Treasury rate noted above in the 3 month non-interest income discussion.
While there was with a 19 basis point decrease in the sales margin on mortgage banking sales activity, the volume of residential mortgage loans sold increased by $48.4 million over the nine month comparable period, resulting in an increase of $260 thousand in mortgage banking income.
Wealth management income improved $675 thousand, or 14.6%, as the amount of assets under management as of September 30, 2026 was up 8.9% since December 31, 2025.

NON-INTEREST EXPENSE
Three Months Ended September 30, 2026 Compared to the Same Period in 2025
The following table presents the components of non-interest expense for the periods indicated:

	Three Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Salaries and employee benefits	$13,619	$13,613	$6	—%
Occupancy and equipment	1,221	991	230	23.2%
Professional fees	1,272	1,092	180	16.5%
Data processing and software	2,216	1,865	351	18.8%
Advertising and promotion	934	877	57	6.5%
Pennsylvania bank shares tax	233	254	(21)	(8.3)%
Other	3,531	2,854	677	23.7%
Total non-interest expense	$23,026	$21,546	$1,480	6.9%
Total non-interest expense increased $1.5 million, or 6.9%, as the result of increases in occupancy and equipment expense, professional fees, data processing and software expense, and other non-interest expense. Occupancy and equipment expenses were up $230 thousand related to the opening of Meridian's first full-service branch in Bonita Springs, Florida which occurred late in 2025. Professional fees increased period over period due to the increase in fees related to non-performing loans and costs incurred related to the solar tax credit program entered into during 2026 that had a positive impact on income tax expense. Data processing and software expense increased $351 thousand over the three month comparable period as Meridian invests in technology at the customer and employee level to continuously improve on the efficiency and security of the systems we use, combined with an increase in customer transaction volume. Other expense increased $677 thousand mainly due to an increase in OREO expenses and non-salary employee expenses in the current quarter.

Nine Months Ended September 30, 2026 Compared to the Same Period in 2025
The following table presents the components of non-interest expense for the periods indicated:

	Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	$ Change	% Change
Salaries and employee benefits	$39,198	$38,177	$1,021	2.7%
Occupancy and equipment	3,576	3,366	210	6.2%
Professional fees	3,410	3,019	391	13.0%
Data processing and software	6,207	5,050	1,157	22.9%
Advertising and promotion	2,943	2,933	10	0.3%
Pennsylvania bank shares tax	737	792	(55)	(6.9)%
Other	9,340	8,309	1,031	12.4%
Total non-interest expense	$65,411	$61,646	$3,765	6.1%
Total non-interest expense increased $3.8 million, or 6.1%, largely attributable to increases in salaries and employee benefits, professional fees, data processing and software expenses, as well as other non-interest expense. Salaries and employee benefits increased $1.0 million due largely to overall employee merit, benefit, and tax related increases for existing employees, as well as an increase of nearly 9 full-time equivalent employees, combined with an increase in mortgage segment related commissions and other benefits. The $391 thousand increase in professional fees was due to expenses related to non-performing loans. Data processing and software expense increased $1.2 million over the nine month comparable period due to the year-to-date impact of Meridian's continued investment in technology at the customer and employee level, combined with an increase in customer transaction volume discussed above in the three month comparison section. Other expense increased $1.0 million mainly due to an increase in OREO expenses and non-salary employee expenses in the current year-to-date period, compared to the prior year period.

INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2026 was $778 thousand and $3.0 million, respectively, as compared to $2.0 million and $4.5 million for the same periods in 2025. Our effective tax rates were 13.0% and 18.9% for the three and nine months ended September 30, 2026, compared to 23.2% and 23.3% for the same periods in 2025. This decrease in effective tax rate was primarily driven by the impact of $10 million in renewable energy tax credits purchased during the three months ended September 30, 2026, which reduced the third quarter and September 30, 2026 year-to-date income tax expense by approximately $600 thousand.

BALANCE SHEET ANALYSIS
As of September 30, 2026, total assets were $2.6 billion which increased $9.6 million, or 0.4%, from December 31, 2025. This increase in assets was driven primarily by a $10.1 million increase in securities available-for-sale, an increase of $10.1 million in total loans held for sale, partially offset by the decrease in portfolio loans, as detailed in the following table:

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Commercial loans held for sale	$1,791	$—	$1,791	100.0%
Mortgage loans held for sale	42,076	33,762	8,314	24.6%
Real estate loans:
Commercial mortgage	897,800	879,440	18,360	2.1
Home equity lines and loans	117,066	107,002	10,064	9.4
Residential mortgage	225,569	236,135	(10,566)	(4.5)
Construction and land development	342,593	330,543	12,050	3.6
Total real estate loans	1,583,028	1,553,120	29,908	1.9

Commercial, industrial & other finance receivables	435,930	428,981	6,949	1.6
Small business loans	113,886	139,765	(25,879)	(18.5)
Consumer	336	329	7	2.3
Leases, net	28,706	45,489	(16,783)	(36.9)
Loans and other finance receivables	$2,161,886	$2,167,684	$(5,798)	(0.3)
Total loans and other finance receivables (1)	$2,205,753	$2,201,446	$4,307	0.2%
(1) Includes loans and other finance receivables, commercial loans held for sale, and mortgage loans held for sale
Total loans and other finance receivables decreased $5.8 million, or 0.3%, to $2.2 billion as of September 30, 2026, from $2.2 billion as of December 31, 2025. Small business loan balances declined $25.9 million, partially due to the sale of $20.2 million in SBA loan guarantees, combined with declines of $10.6 million and $16.8 million, in residential mortgage loans and leases, respectively. Mostly offsetting these decreases, were increases of $18.4 million in commercial mortgage loans, $12.0 million in construction loans, $6.9 million in commercial and industrial loans, and a $10.1 million increase in home equity lines and loans.
As of September 30, 2026, included within the commercial real estate loans total of $897.8 million was $280 million of owner-occupied commercial loans, as well as $98.9 million of multi-family loans. Nearly all of the multi-family real estate loans are on properties located in Philadelphia and surrounding counties we service.

The following table presents the major categories of deposits at the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing deposits	$253,433	$245,377	$8,056	3.3%
Interest-bearing deposits:
Interest-bearing demand deposits	160,206	157,360	2,846	1.8%
Money market and savings deposits	937,082	1,023,290	(86,208)	(8.4)%
Time deposits	816,161	732,101	84,060	11.5%
Total interest-bearing deposits	$1,913,449	$1,912,751	$698	—%
Total deposits	$2,166,882	$2,158,128	$8,754	0.4%
Total deposits increased $8.8 million, or 0.4%, since December 31, 2025. Total interest-bearing deposits increased $698 thousand during the period, and noninterest-bearing deposits increased $8.1 million. Money market accounts and savings accounts decreased a combined $86.2 million, with $52 million of collateralized deposits being migrated from money market accounts to certificates of deposits for customer efficiency. Time deposits increased $84.1 million, or 11.5%, mainly for customer efficiency.
Meridian's deposit base is comprised of business deposits, 53%, with consumer deposits amounting to 16% at September 30, 2026. Municipal deposits at 9% and brokered deposits at 22% provide growth funding. Historically, business deposits lag loan fundings. A typical business relationship maintains operating accounts, investment accounts or sweep accounts and business owners may also have personal savings or wealth accounts. Deposit balances in business accounts have a tendency to be higher on average than consumer accounts. At September 30, 2026, 64% of business accounts and 86% of consumer accounts were fully insured by the FDIC. The municipal deposits are 100% collateralized and brokered deposits are 100% FDIC insured. The level of uninsured deposits for the entire deposit base was 21% at September 30, 2026.

Capital
Consolidated stockholders’ equity of the Corporation was $203.6 million, or 7.9% of total assets as of September 30, 2026, as compared to $199.7 million, or 7.8% of total assets as of December 31, 2025. On October 29, 2026, the Board of Directors declared a quarterly cash dividend of $0.14 per common share payable November 16, 2026 to shareholders of record as of November 9, 2026.
Under the Community Bank Leverage Ratio framework, as revised by bank regulators on July 1, 2026, a community banking organization that is less than $10 billion in total consolidated assets, and has limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 8% can elect to report a single regulatory capital ratio. The Corporation has elected to be measured under this framework for Bank capital adequacy and had ratios of 9.93% and 9.50% at September 30, 2026 and December 31, 2025, respectively. The Corporation is exempt from CBLR.

The following table presents the Bank’s capital ratios and the minimum capital requirements to be considered “well capitalized” by regulators at the periods indicated:

	Bank		Well-capitalized minimum
	September 30, 2026	December 31, 2025
Tier 1 leverage ratio (CBLR)	9.93%	9.50%	5.00%
Common tier 1 risk-based capital ratio	10.87%	10.66%	6.50%
Tier 1 risk-based capital ratio	10.87%	10.66%	8.00%
Total risk-based capital ratio	11.83%	11.65%	10.00%
In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital. As of September 30, 2026, Meridian has phased in 100% of the day-one effects of CECL.

Asset Quality Summary
The ratio of non-performing assets to total assets was 3.23% as of September 30, 2026, compared to 2.38% reported as of December 31, 2025. Total non-performing loans of $78.3 million as of September 30, 2026, increased $23.3 million from $55.1 million as of December 31, 2025, with the largest increases coming from land development loans ($19.9 million) and commercial mortgage loans ($9.0 million), partially offset by the reclassification out of non-performing status and/or payoff of $3.8 million of several residential, CRE & SBA loans combined. The downgraded land development loan relationships were all well collateralized and therefore did not require any specific reserve as of September 30, 2026. Of the increase in commercial mortgage non-performing loans, $2.9 million came from a purchased participation loan secured by a first lien on leasehold interests in a multi-building Class A office property. An April 2026 appraisal, reflecting conditions as of March 31, 2026, indicated a significant decline in value from the original appraisal at the time of our participation and resulted in a charge-off as of March 31, 2026. The remaining increase in commercial mortgage non-performing loan relationships were well collateralized and therefore did not require any specific reserve as of September 30, 2026. SBA loans make up $23.6 million of total non-performing loans, with $13.6 million, or 57.6%, guaranteed by the SBA. The SBA portfolio was subject to the Fed's rapid rate increase with 48.1%, of total non-performing SBA loans having been originated in 2020-2021 when rates were lower by over 500 basis points.
As of September 30, 2026 there were specific reserves of $3.0 million against non-performing loans, a decrease of $422 thousand, from $3.4 million as of December 31, 2025.
Meridian realized net charge-offs of 0.09% of total average loans for the three months ending September 30, 2026, on pace with the 0.09% reported for the same period in 2025. Net charge-offs for the quarters ended September 30, 2026 and September 30, 2025 were both $1.9 million, with the quarter ended September 30, 2026 being $10 thousand lower than the prior year comparable quarter. Net charge-offs for the current quarter comprised of $2.6 million in total gross charge-offs, $1.3 million from commercial, industrial & other finance receivables, $934 thousand related to SBA loans, and $413 thousand in small equipment leases. There were $739 thousand in recoveries during the period related to small business loans, finance receivables and leases.

The ratio of allowance for credit losses to total loans and other finance receivables, excluding loans at fair value (a non-GAAP measure, see reconciliation in the Non-GAAP Financial Measures), was 0.96% as of September 30, 2026 compared to 1.00% as of December 31, 2025. The level of provision for credit losses in the first nine months of 2026, combined with lower loan growth and a lower level of specifically reserved loans, helped to drive the allowance coverage level slightly lower.
Non-performing loans decreased $3.8 million from June 30, 2026 to September 30, 2026 and another $4.3 million settled subsequent to September 30, 2026, a combined reduction of $8.1 million or 10%.
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

Nonperforming Assets and Related Ratios
The following table presents nonperforming assets and related ratios for the periods indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025
Non-performing assets:
Nonaccrual loans:
Real estate loans:
Commercial mortgage	$11,428	$2,472
Home equity lines and loans	1,564	2,023
Residential mortgage	6,150	10,385
Construction	24,955	6,650
Total real estate loans	44,097	21,530
Commercial and industrial & other finance receivables	6,905	6,770
Small business loans (1)	23,583	24,781
Leases	1,257	1,979
Total nonaccrual loans	75,842	55,060
Loans 90+ days past due and still accruing (2)	2,472	—
Total nonperforming loans	78,314	55,060
Other real estate owned (3)	2,428	3,592
Repossessed assets	2,425	2,405
Total non-performing assets	$83,167	$61,057

Asset quality ratios:
Non-performing assets to total assets	3.23%	2.38%
Non-performing loans to:
Total loans and other finance receivables	3.62%	2.54%
Total loans and other finance receivables (excluding loans at fair value) (4)	3.64%	2.55%
Allowance for credit losses to:
Total loans and other finance receivables	0.96%	0.99%
Total loans and other finance receivables (excluding loans at fair value) (4)	0.96%	1.00%
Non-performing loans	26.42%	39.18%

Total loans and leases (5)	$2,207,699	$2,204,362
Loans and other finance receivables, net of fees and costs	2,163,832	2,170,600
Loans and other finance receivables, net of fees and costs (excluding loans at fair value)	2,150,502	2,156,204
Allowance for credit losses	20,690	21,573

(1) Included in non-performing small business loans as of September 30, 2026 and December 31, 2025, respectively, are $13.6 million and $13.2 million in SBA guarantees.
(2) Subsequent to September 30, 2026, a residential mortgage loan that was classified as 90+ days past due and still accruing interest, and valued at $2.5 million sold for no recorded gain.
(3) In the quarter-ended September 30, 2026, a property in OREO valued at $719 thousand sold for a recorded gain of $218 thousand.
(4) The allowance for credit losses to total loans and other finance receivables (excluding loans at fair value) ratio is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.
(5) Includes loans held for sale and loans held for investment
Liquidity
Management maintains liquidity to meet depositors’ needs for funds, to satisfy or fund loan commitments, and for other operating purposes. Meridian’s foundation for liquidity is a stable and loyal customer deposit base, cash and cash equivalents, and a marketable investment portfolio that provides periodic cash flow through regular maturities and amortization or that can be used as collateral to secure funding. In addition, as part of its liquidity management, Meridian maintains a portion of commercial loan assets that are comprised of SNCs, which have a national market and can be sold in a timely manner. Meridian’s available liquidity, which totaled $362.6 million at September 30, 2026, compared to $346.3 million at December 31, 2025, includes investments, SNCs, Federal funds sold, mortgages held-for-sale and cash and cash equivalents, less the amount of securities required to be pledged for certain liabilities. Meridian also anticipates scheduled payments and prepayments on its loan and mortgage-backed securities portfolios.

In addition, Meridian maintains borrowing arrangements with various correspondent banks, the FHLB and the FRB to meet short-term liquidity needs and has access to approximately $842.4 million in liquidity from these sources. Through its relationship at the Federal Reserve, Meridian had available credit of approximately $3.7 million at September 30, 2026. At September 30, 2026, Meridian had $0 in borrowings from the Federal Reserve. As a member of the FHLB, Meridian is eligible to borrow up to a specific credit limit, which is determined by the amount of our residential mortgages, commercial mortgages and other loans that have been pledged as collateral. As of September 30, 2026, Meridian’s maximum borrowing capacity with the FHLB was $762.7 million. At September 30, 2026, Meridian had borrowed $113.2 million and the FHLB had issued letters of credit, on Meridian’s behalf, totaling $114.6 million against its available credit lines. At September 30, 2026, Meridian also has $56.0 million of unsecured federal funds lines of credit with other financial institutions, with outstanding borrowings of $2.0 million as of September 30, 2026, as well as $307.7 million of available short or long term wholesale funding arrangements through the CDARS/ICS one-way buy program and conventional brokered CDs. Management believes that Meridian has adequate resources to meet its short-term and long-term funding requirements.

Discussion of Segments
As of September 30, 2026, the Corporation has three principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking, Mortgage Banking and Wealth Management (see Note 10 in the accompanying Notes to Unaudited Consolidated Financial Statements).
The Banking Segment recorded income before tax of $6.9 million and $16.4 million for the three and nine months ended September 30, 2026, as compared to income before tax of $7.7 million and $16.5 million for the same periods in 2025. The Banking Segment provided 115.9% and 102.0% of the Corporation’s pre-tax profit for the three and nine months ended September 30, 2026, as compared to 88.3% and 86.4% for the same periods in 2025.
The Wealth Management Segment recorded income before tax of $689 thousand and $2.1 million for the three and nine months ended September 30, 2026, as compared to income before tax of $512 thousand and $1.8 million for the same periods in 2025.
The Mortgage Banking Segment recorded pre-tax losses of $1.6 million and $2.4 million for the three and nine months ended September 30, 2026, as compared to income before tax of $507 thousand and $758 thousand for the same periods in 2025. For the three month comparable period, mortgage banking income was down as loan origination and sales volume were both down, as was the margin on loan sales. For the nine month comparable period, mortgage banking income and expenses related to loan originations and sales increased over the prior year, but the margin on sales was down.

Off Balance Sheet Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and loan repurchase commitments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2026 were $654.1 million as compared to $641.9 million at December 31, 2025.
Standby letters of credit are conditional commitments issued by the Corporation to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Corporation’s obligation under standby letters of credit at September 30, 2026 amounted to $10.1 million as compared to $9.4 million at December 31, 2025.
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
In certain circumstances the Corporation may be required to repurchase residential mortgage loans from investors under the terms of loan sale agreements. Generally, these circumstances include the breach of representations and warranties made to investors regarding borrower default or early payment, as well as a violation of the applicable federal, state, or local lending laws. The Corporation agrees to repurchase loans if the representations and warranties made with respect to such loans are breached. Based on the obligations described above, the Corporation repurchased 1 loan of $247 thousand and 2 loans of $532 thousand for the three and nine months ended September 30, 2026, respectively, while the Corporation repurchased no loans and 1 loan of $425 thousand for the three and nine months ended September 30, 2025, respectively.

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

The table below provides the non-GAAP reconciliation for our tangible common equity ratio and tangible book value per common share:

(dollars in thousands, except share data)	September 30, 2026	December 31, 2025
Total stockholders' equity (GAAP)	$203,628	$199,716
Less: Goodwill and intangible assets	(3,309)	(3,462)
Tangible common equity (non-GAAP)	200,319	196,254

Total assets (GAAP)	2,571,545	2,561,995
Less: Goodwill and intangible assets	(3,309)	(3,462)
Tangible assets (non-GAAP)	$2,568,236	$2,558,533

Stockholders' equity to total assets (GAAP)	7.92%	7.80%
Tangible common equity to tangible assets (non-GAAP)	7.80%	7.67%

Shares outstanding	11,937	11,826

Book value per share (GAAP)	$17.06	$16.89
Tangible book value per share (non-GAAP)	$16.78	$16.59
The following is a reconciliation of the allowance for credit losses to total loans held for investment ratio at September 30, 2026 and December 31, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of loans held for investment that are fair valued as these loan types are not included in the allowance for credit losses calculation.

(dollars in thousands)	September 30, 2026	December 31, 2025
Allowance for credit losses (GAAP)	$20,690	$21,573

Loans and other finance receivables (GAAP)	2,163,832	2,170,600
Less: Loans at fair value	(13,330)	(14,396)
Loans and other finance receivables, excluding loans at fair value (non-GAAP)	$2,150,502	$2,156,204

Allowance for credit losses to loans and other finance receivables (GAAP)	0.96%	0.99%
Allowance for credit losses to loans and other finance receivables, excluding loans at fair value (non-GAAP)	0.96%	1.00%

The following is a reconciliation of non-performing loans, excluding the guaranteed portion of SBA loans that are classified as non-performing loans, to total loans and leases at September 30, 2026 and December 31, 2025. This is considered a non-GAAP measure as the calculation excludes the impact of SBA guarantees from non-performing loans.

(dollars in thousands)	September 30, 2026	December 31, 2025
Non-performing loans (GAAP)	$78,314	$55,060
Less: Guaranteed portion of SBA loans classified as non-performing	(13,573)	(13,177)
Non-performing loans, excluding guaranteed portion of SBA loans (non-GAAP)	$64,741	$41,883

Total loans and leases (1)	$2,207,699	$2,204,362

Non-performing loans to total loans and leases (GAAP)	3.55%	2.50%
Non-performing loans (excluding guaranteed portion of SBA loans) to total loans and leases (non-GAAP)	2.93%	1.90%
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

	September 30,
Changes in Market Interest Rates	2026	2025
+300 basis points over next 12 months	0.73%	1.64%
+200 basis points over next 12 months	0.60%	1.34%
+100 basis points over next 12 months	0.38%	0.78%
No Change
-100 basis points over next 12 months	(0.71)%	(0.61)%
-200 basis points over next 12 months	(1.26)%	(0.85)%
-300 basis points over next 12 months	(1.68)%	(0.26)%
The above interest rate simulation suggests that as of September 30, 2026 that the Corporation’s balance sheet is fairly neutrally positioned over the next 12 months. The simulated exposure to a change in interest rates is manageable and well within policy guidelines. The results continue to drive our funding strategy of increasing relationship-based accounts (core deposits) and utilizing term deposits to fund short to medium duration assets.

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

	September 30,
Changes in Market Interest Rates	2026	2025
+300 basis points	2%	9%
+200 basis points	2%	8%
+100 basis points	2%	5%
No Change
-100 basis points	(3)%	(8)%
-200 basis points	(10)%	(21)%
-300 basis points	(20)%	(40)%
This economic value of equity profile at September 30, 2026 suggests that an instantaneous decrease in rates would have a negative impact on value of the Banks' balance sheet. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, we believe that a gradual shift in interest rates would have a much more modest impact. Since economic value of equity measures the discounted present value of cash flows over the estimated lives of instruments, the change in economic value of equity does not directly correlate to the degree that earnings would be impacted over a shorter time horizon.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s CEO and CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2026 to ensure that the information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized, and reported completely and accurately within the time periods specified in SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Corporation’s internal control over financial reporting identified during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.
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

Date:	November 9, 2026	Meridian Corporation

		By:	/s/ Christopher J. Annas
Christopher J. Annas President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Denise Lindsay
Denise Lindsay Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)